Form 10-K405
NATIONAL BANCSHARES CORP /OH/
filed 1995-03-30
CIK 790362

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                  FORM 10-K

                   ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

   For the Fiscal Year Ended Dec. 31, 1994  Commission File Number 33-3711

                       NATIONAL BANCSHARES CORPORATION

                    Ohio                                34-1518564
          State of incorporation                     I.R.S. Employer
                                                    Identification No.

                112 West Market Street, Orrville, Ohio  44667
                    Address of principal executive offices

Registrant's telephone number: (216) 682-1010

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to section 12(g) of the Act:

                        Common Stock, $10.00 Par Value
                                Title of Class

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes __X__.    No _____.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. __X__

State the aggregate market value of the voting stock held by non-affiliates of
the registrant as of  March 15, 1995:      $26,357,616.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of March 15, 1995.
                   Common Stock, $10.00 Par Value:  732,156

Documents Incorporated by Reference:

- Portions of the registrant's Proxy Statement dated March 31, 1995, and previously filed March 10, 1995, are incorporated by reference into Part III.
- Portions of the registrant's Annual Report to shareholders, December 31, 1994 are incorporated by reference in Parts I, II, IV.

Form 10-K Cross Reference Index                                     Page
  Part I
    Item 1 - Business
      Description of Business                                       4
      Financial Ratios - Note 1                                     A18
      Daily Average Balance Sheets, Interest and Rates - Note 1     A17
      Volume and Rate Variance Analysis                             5
      Rate Sensitivity Analysis                                     6
      Investment Portfolio                                          7
      Loan Portfolio                                                8
      Summary of Loan Loss Experience                               9
      Deposits                                                      10
    Item 2 - Properties                                             4
    Item 3 - Legal Proceedings                                      4
    Item 4 - Submission of Matters to a Vote of Security
             Holders  - None

  Part II
    Item 5 - Market for the Registrant's Common Equity
             and Related Stockholder Matters - Note 1               A7
    Item 6 - Selected Financial Data - Note 1                       A1
    Item 7 - Management's Discussion and Analysis of Financial
             Condition and Results of Operation - Note 1            A2-7
    Item 8 - Financial Statements - Note 1                          A8-17
    Item 9 - Changes in and Disagreements with Accountants on
             Accounting and Financial Disclosure - None

  Part III
    Item 10- Directors of the Registrant - Note 2                   B3-4
             Executive Officers of the Registrant                   4
    Item 11- Executive Compensation - Note 2                        B8-9
    Item 12- Security Ownership of Certain Beneficial
             Owners and Management - Note 2                         B3-4
    Item 13- Certain Relationships and Related Transactions
             Note 2                                                 B10

  Part IV
    Item 14- Exhibits, Financial Statement Schedules and
             Reports on Form 8-K
      Report of Deloitte & Touche, Independent Auditors             A17
      Financial Statements: - Note 1
        Consolidated Balance Sheets as of December 31,
          1994 and 1993                                             A8
        Consolidated Statements of Income for the Years Ended
          December 31, 1994, 1993 and 1992                          A9
        Consolidated Statements of Cash Flows for the Years
          Ended December 31, 1994, 1993 and 1992                    A11
        Consolidated Statements of Changes in Stockholders'
          Equity for the Years Ended December 31, 1994,
          1993 and 1992                                             A10
        Notes to Financial Statements - Note 1                      A12-16
      Reports on Form 8-K filed in fourth quarter of 1994: None
      Exhibit Table                                                 12
  Signatures                                                        11

Appendix A - National Bancshares 1994 Annual Report to              A
             Shareholders


Note 1 - Incorporated by reference from the registrant's Annual Report to Shareholders for the year ended December 31, 1994 -- Appendix A

Note 2 - Incorporated by reference from the registrant's proxy statement dated March 31, 1995 previously filed with the SEC on March 10, 1995

Item 1 - Business:
National Bancshares Corporation (the "Company"), incorporated in 1985, is a one bank holding company for First National Bank, Orrville, Ohio (the "Bank"). The formation was approved by shareholders on April 24, 1986 and consummated on June 2, 1986. The Bank offers a full line of services usually found in any commercial bank operation, including checking accounts, savings accounts, certificates of deposit, personal loans, loans to business and industry, installment loans, safety deposit boxes and credit cards. The Bank does not have trust powers and, therefore, does not offer trust services. The Bank operates nine full service offices and one limited service office in a market area comprising most of Wayne County, portions of western Stark County, northeastern Holmes County and southern Medina County. There are approximately 17 other banking and thrift organizations in the immediate market area. No major elimination of services presently offered is anticipated in the immediate future.

The Bank is a member of the Federal Reserve System and its deposits are insured by the Federal Deposit Insurance Corporation. It is subject to supervision, examination and regulation by the Comptroller of the Currency. The Company is subject to supervision, examination and regulation by the Federal Reserve System. Management is not currently aware of any regulatory recommendations which if were to be implemented would have a material effect on the registrant.

Item 2 - Properties:
The headquarters of the Company and the Bank are located in Orrville, Ohio.
The Bank has a total of nine banking office buildings which are located in Orrville, Dalton, Kidron, Smithville, Mt. Eaton, Apple Creek, Lodi and Seville, Ohio. All buildings are owned by the Bank with the exception of the Seville Office which is a leased facility.

Item 3 - Legal Proceedings
There were no legal proceedings other than ordinary routine litigation incidental to business during 1994.

Item 10 - Executive Officers
The Executive Officers of the Company are as follows:

Name                      Age     Position
Charles J. Dolezal        42      President
                                  President of First National Bank

Michael D. Hofstetter     42      Sr. Vice President & Secretary-Treasurer
                                  Sr. Vice President & Controller of
                                  First National Bank

There is no family relationship between any of the above executive officers. Mr. Dolezal has been an executive officer of the Company since its formation in 1986 and the Bank during the past 5 years. Mr. Hofstetter was appointed Sr. Vice President and Secretary-Treasurer of the Company on January 1, 1990 and has been an executive officer of the Bank during the past 5 years.

VOLUME AND RATE VARIANCE ANALYSIS

The following table represents a summary analysis of changes in interest income, interest expense and the resulting net interest income on a tax equivalent basis for the periods presented each, as compared with the preceding period. Volume is based on daily average balances.

(Dollars in thousands)                  1994 versus 1993                1993 versus 1992
                                      Increase (Decreases)            Increase (Decreases)
                                      Due to Changes In               Due to Changes In
                                    -----------------------------------------------------------
                                                         Net                             Net
                                     Volume     Rate    Change        Volume    Rate    Change
                                    --------------------------       --------------------------
Interest Income
 Investment securities:
  Taxable                             $310     ($373)     ($63)        $194    ($361)     ($167)
  Nontaxable                            85       (31)       54           27     (142)      (115)
  (tax equivalent basis)*
 Federal funds sold                    (81)       98        17           62      (53)         9
 Loans (including
  nonaccrual loans)                    259      (116)      143          100     (356)      (256)
                                    --------------------------       --------------------------

Total interest Income
(tax equivalent basis)*               $573     ($422)     $151         $382    ($911)     ($529)
                                    ==========================       ==========================

Interest Expense
 Deposits
  Interest bearing checking            $34      ($29)       $5          $51    ($192)     ($141)
  Savings                              114      (133)      (19)         273     (271)         2
  Time, $100,000
   and over                             (4)       47        43           36      (48)       (12)
  Time, other                          (74)      (36)     (110)        (337)    (394)      (731)
 Other funds purchased                 (13)       20         7            5      (15)       (10)
                                    --------------------------       --------------------------

   Total interest
    expense                            $57     ($131)     ($74)         $28    ($920)     ($892)
                                    ==========================       ==========================

 Changes in net
 interest income (tax
 equivalent basis)*                   $516     ($291)     $225         $354       $9       $363
                                    ==========================       ==========================

* Tax equivalence based on highest statutory tax rates of 34%.

RATE SENSITIVITY ANALYSIS

The following table summarizes the repricing opportunities of interest bearing assets and liabilities

Gap Report
December 31, 1994
(Millions of dollars)

                            3 Months          6 Months           12 Months          1-5 Years           5+ Years
                         Period   Accum.    Period   Accum.   Period     Accum.   Period    Accum.   Period    Accum.
 Rate Sensitive Assets:
  Fed Funds Sold         $11.9    $11.9      $0.0    $11.9     $0.0      $11.9     $0.0     $11.9     $0.0     $11.9
  Securities               1.6      1.6       5.1      6.7      4.2       10.9     48.2      59.1     31.0      90.1
  Net Loans               18.1     18.1       6.3     24.4     16.5       40.9     12.9      53.8      5.1      58.9

                        --------------------------------------------------------------------------------------------
 Total Sensitive Assets  $31.6    $31.6     $11.4    $43.0    $20.7      $63.7    $61.1    $124.8    $36.1    $160.9
                        ============================================================================================

 Rate Sensitive
 Liabilities
  Checking (1)           $33.4    $33.4      $0.0    $33.4     $0.0      $33.4     $0.0     $33.4     $0.0     $33.4
  Savings (2)              0.0      0.0       0.0      0.0      0.0        0.0     43.9      43.9      0.0      43.9
  Time                    18.8     18.8       6.8     25.6      7.0       32.6     11.5      44.1      0.3      44.4
  Money Market             3.3      3.3       0.0      3.3      0.0        3.3      0.0       3.3      0.0       3.3
 Borrow
  TT&L Note Account        1.0      1.0       0.0      1.0      0.0        1.0      0.0       1.0      0.0       1.0


                        --------------------------------------------------------------------------------------------
 Total Sensitive         $56.5    $56.5      $6.8    $63.3     $7.0      $70.3    $55.4    $125.7     $0.3    $126.0
 Liabilities

                        --------------------------------------------------------------------------------------------

 Rate Sensitivity Gap   ($24.9)  ($24.9)     $4.6   ($20.3)   $13.7      ($6.6)    $5.7     ($0.9)   $35.8     $34.9

                        ============================================================================================
 Gap Percentage             56%      56%      168%      68%     296%        91%     110%       99%   12033%      128%

 Gap/Total Assets          -14%     -14%        3%     -12%       8%        -4%       3%       -1%      21%       20%

 Gap/Capital              -113%    -113%       21%     -92%      62%       -30%      26%       -4%     162%      158%


(1) Checking includes NOW and MMDA
(2) Savings includes passbook and statement savings which do not have a preset repricing date and have been included in the 1-5 years due to the relative interest rate insensitivity.

The potential  impact on the net interest margin from modestly rising interest would be relatively insignificant due to the short duration of mismatch within the first 12 months.  If interest rates were to immediately increase by 50 basis points, this could cause an increase interest expense greater than interest income.  The potential impact would equate to lowering the current net interest margin by less than 5 basis points over the first 12 months.

INVESTMENT PORTFOLIO

The carrying amounts and distribution of the Company's investment securities held are summarized in the Annual
Report (Appendix A,  Page 13, Note 3. Investment Securities).  The carrying amount, maturities and approximate weighted average yields (on a tax equivalent basis) at December 31, 1994 are as follows:

(Dollars in               Total             0 to 1 yr                 1 to 5 yrs             5 yrs and
Thousands)                                                                                   over


                        Amount      Yield      Amount      Yield       Amount       Yield        Amount      Yield
US Treasury              $24,807      7.3%        $3,951      6.5%       $18,952       7.4%        $1,904       8.1%
US Agencies               14,962      8.0%         2,534      9.4%         6,670       7.9%         5,758       7.4%
State & political
  subdivisions            17,699      9.5%           536      9.3%         2,961      11.7%        14,202       9.1%
Other securities         $32,488      7.3%         3,766      8.5%        19,625       7.2%         9,097       7.0%

                     -----------------------------------------------------------------------------------------------
Total investment
  securities             $89,956      7.9%       $10,787      8.0%       $48,208       7.7%       $30,961       8.1%

                       =============================================================================================


$6.4 million of investment securities have a remaining maturity more than 10 years.  There was no single issuer of securities where the total book value of such securities exceeded 10% of shareholders' equity except for US government obligations.

LOAN PORTFOLIO

The detail of the loan portfolio balances are included in Note 4 of the Annual Report to Shareholders (Appendix A,
Page 13, Note 4).

MATURITIES AND SENSITIVITIES OF LOANS TO CHANGES IN INTEREST RATES
The following are approximate maturities and sensitivity to changes in interest rates of certain loans exclusive of real estate mortgages and consumer loans as of December 31, 1994.

 Types of Loans                       0 to 1 Year   1 to 5 Years     5 and Over Years     Total
 (Dollars in Thousands)
 Commercial                                $6,308           $653                 $290    $7,251
 Real Estate Construction                    $226           $109                  $54      $389

 Above loans due beyond 1 year
 with:
 Predetermined interest rates                                                              $288
 Adjustable interest rates                                                                 $818

NONACCRUAL AND PAST DUE LOANS
Generally, recognition of interest income is discontinued where reasonable doubt exists as to the collectability of the interest. Income from nonaccrual loans is recorded when received. The difference between interest income recognized on such loans and income that would have been recognized at original contractual rates is immaterial. The bank generally places loans on a non-accrual status when a default of principal or interest has existed for 90 days or more. The bank generally does not renegotiate loans due to deterioration in the financial position of the borrower. The amounts of renegotiated loans are not considered material.

 (Dollars in Thousands)              12/31/94    12/31/93
 90 Days Past Due and Accruing            $59        $109
 Nonaccruing Loans                       $111        $373

POTENTIAL LOAN PROBLEMS
Management reviews the loan portfolio for potential loan problems on a monthly basis. The following loans were classified by management and include in the above nonaccrual and past due loan totals. The amount shown below is the outstanding loan balance which has not been reduced by collateral values.



 (Dollars in Thousands)     12/31/94    12/31/93
 Loss                             $0         $11
 Doubtful                        104         299
 Substandard                     750       1,244
 OAEM                            957         462
 Watch                             7          85
 Total                        $1,818      $2,101

LOAN CONCENTRATIONS
Due to the nature of our market area, it is management's opinion there are no significant loan concentrations of 10% of total loans to borrowers engaged in similar activities other than noted in the loan categories disclosed in Footnote 4 on Page 13 of the Annual Report to Shareholders.

SUMMARY OF LOAN LOSS EXPERIENCE
The determination of the balance of the allowance for loan losses historically has been based on an overall analysis of the loan portfolio and reflects an amount, which, in management's judgment, is adequate to provide for potential loan losses. This analysis considers, among other things, the Company's loan loss experience, present and potential risks of the loan portfolio and general economic conditions. In addition, management considers the examinations of the loan portfolio by federal regulatory agencies and internal reviews and evaluations. The Company's allocation of the allowance for loan losses by category represents only an estimate for each category of loans based upon a detailed review of the loan portfolio by management.

Transactions in the allowance for loan losses are maintained by three major loan categories and the summary of such transactions for periods indicated follows:

(Dollars in Thousands)                                   1994                               1993
Balance at the beginning of period                            $606                               $750
Loans charged off:
 Commercial & industrial                                        20                                 40
 Real estate                                                    15                                183
 Consumer                                                       14                                121

                                                  ----------------                   ----------------
Total loans charged off                                         49                                344

                                                  ----------------                   ----------------
Recoveries of loans charged off:
 Commercial & industrial                                        30                                  4
 Real estate                                                    18                                  0
 Consumer                                                      106                                 16

                                                  ----------------                   ----------------
Total recoveries                                               154                                 20

                                                  ----------------                   ----------------
Net loans charged off                                         -105                                324

                                                  ----------------                   ----------------
Provision charged to operating                                 180                                180
expense

                                                  ----------------                   ----------------
Balance at end of period                                      $891                               $606

                                                  ================                   ================
Ratio of net charge offs to average
loans outstanding during the period                          -0.18                               0.60

                                                  ================                   ================

Distribution of allowance for                     Percent of loans                   Percent of loans
 loan losses by category at                       in each category                   in each category
 December 31.                            Amount   to total loans            Amount   to total loans
Commercial & industrial                    $97                 16%           $144                 19%
Real estate construction                     0                  1%              0                  1%
Real estate mortgages                        5                 69%              7                 67%
Consumer loans                              10                 14%             15                 13%
Unallocated                                779                 N/A            440                 N/A

                                      --------    ----------------       --------    ----------------
                                          $891                100%           $606                100%

                                      ========    ================       ========    ================

DEPOSITS

The classification of average deposits and the average rate paid on such deposits for periods ending December 31, 1994, 1993 and 1992 is included in Analysis of Net Interest Earnings included in the Annual Report to Shareholders (Appendix A, Page 18).

The summary of maturities of time deposits of $100,000 or more is included in footnote 7 of the financial statements included in the Annual Report to Shareholders (Appendix A, Page 14, Note 7).

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                NATIONAL BANCSHARES CORPORATION




DATE:   3-21-95                    /s/ Charles J. Dolezal
     --------------------          -------------------------------------
                                   Charles J. Dolezal, President




DATE:  3-21-95                     /s/ Michael D. Hofstetter
     --------------------          -------------------------------------
                                   Michael D. Hofstetter, Secretary-
                                   Treasurer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



DATE:  3-21-95                     /s/ Charles J. Dolezal
     --------------------          -------------------------------------
                                   Charles J. Dolezal, Chairman



DATE:   3-21-95                    /s/ James L. Gerber
     --------------------          -------------------------------------
                                   James L. Gerber, Director



DATE:    3-21-95                   /s/ Sara E. Balzarini
     --------------------          -------------------------------------
                                   Sara E. Balzarini, Director



DATE:    3-21-95                   /s/ John E. Sprunger
     --------------------          -------------------------------------
                                   John E. Sprunger, Director



DATE:    3-21-95                   /s/ James F. Woolley
     --------------------          -------------------------------------
                                   James F. Woolley, Director



DATE:    3-21-95                   /s/ Paul H. Smucker
     --------------------          -------------------------------------
                                   Paul H. Smucker, Director

EXHIBIT INDEX

Exhibit No.                                                             If incorporated by Reference,
Under Reg.      Form 10-K                                               Documents with Which Exhibit
S-K, Item 601   Exhibit No.     Description of Exhibits                 was Previously filed with SEC
(3)(i)                          Amended Articles of Incorporation       Registration Statement S-4 filed
                                                                        3/31/86 File No. 33-03711
(3)(ii)                         Code of Regulations                     Registration Statement S-4 filed
                                                                        3/31/86 File No. 33-03711
(11)            A18             Computation of Earnings per Share       Incorporated by reference
(12)            A18             Computation of Ratios                   Incorporated by reference
(13)            A               1994 Annual Report to Shareholders      Incorporated by reference
(21)            A1              Subsidaries of the registrant           Incorporated by reference
(27)                            Financial Data Schedule                 Incorporated by reference

No other Exhibits are required herewith pursuant Item 601 of Regulation S-K.