Form 10-Q
period 1995-03-31
NATIONAL BANCSHARES CORP /OH/
filed 1995-05-12
CIK 790362

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For Quarterly Period Ended March 31, 1995

                         Commission File Number 33-3711

                        NATIONAL BANCSHARES CORPORATION


               Ohio                             34-1518564
               ----                             ----------
        State of incorporation                    IRS  Employer
                                                Identification No.

                112 West Market Street, Orrville, Ohio   44667
                --- ---- ------ ------- --------- ----   -----
                    Address of principal executive offices

                Registrant's telephone number: (216) 682-1010
                                               ----- --------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes __X__.    No _____.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of May 4, 1995:

          Common Stock, $10.00 Par Value: 732,156 Shares Outstanding

                 National Bancshares Corporation

                                    Index
                                                                   Page
                                                                   Number

Part I.  Financial Information

         Item 1.  Financial Statements

                       Consolidated Balance Sheets                    3
                       as of March 31, 1995 and
                       December 31, 1994  (Unaudited)

                       Consolidated Statements of Income              4
                       for the three months ended
                       March 31, 1995 and 1994
                       (Unaudited)

                       Consolidated Statements of Cash Flows          5
                       for the three months ended
                       March 31, 1995 and 1994
                       (Unaudited)

                       Notes to Consolidated Financial                6
                       Statements (Unaudited)

         Item 2.  Management's Discussion and Analysis                6
                       of Financial Condition and
                       Results of Operations

Part II.  Other Information                                           8

         Item 1.  Legal Proceedings - None
         Item 2.  Changes in Securities - None
         Item 3.  Defaults Upon Senior Securities - None
         Item 4.  Submission of matters to a vote of
                       security holders
         Item 5.  Other Information - None
         Item 6.  Exhibits and Reports on Form 8-K


Signatures                                                            9

CONSOLIDATED BALANCE SHEETS (Unaudited)                         03/31/95         12/31/94

ASSETS:
Cash and due from banks                                        $  7,415,939        $8,261,107
Investment securities being
 held to maturity                                                83,230,325        85,550,038
  Approximate market value
   March 31, 1995                       $  83,340,000
   December 31, 1994                    $  84,126,000
Investment securities available
 for sale                                                         4,786,457         4,687,610
Federal funds sold                                                5,845,000        11,885,000
Loans:
 Commercial                                                      20,653,764        18,030,839
 Real estate mortgage                                            30,518,448        30,778,748
 Installment                                                      9,846,623         9,014,853
                                                               ------------------------------
Total loans                                                      61,018,835        57,824,440
Less: Unearned income                                               623,056           718,683
      Allowance for loan losses                                     928,676           890,666
                                                               ------------------------------
Loans, net                                                       59,467,103        56,215,091
Accrued interest receivable                                       1,977,846         1,662,369
Premises and equipment                                            2,321,541         2,378,202
Other assets                                                      2,568,298         2,402,567
                                                               ==============================
TOTAL                                                          $167,612,509      $173,041,984
                                                               ==============================

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
Deposits
 Demand                                                         $24,411,176       $24,036,115
 Savings and N.O.W.s                                             73,402,702        77,298,869
 Time                                                            41,202,406        44,527,256
                                                               ------------------------------
Total deposits                                                  139,016,284       145,862,240
Securities sold under
 repurchase agreements                                            5,030,112         3,269,919
Federal reserve note account                                        175,380         1,000,000
Accrued interest payable                                            388,876           374,890
Other liabilities                                                   462,749           445,686
                                                               ------------------------------
Total liabilities                                               145,073,401       150,952,735
                                                               ------------------------------
SHAREHOLDERS' EQUITY
 Common stock - $10 par value;
  750,720 shares authorized,  732,156
  shares issued and outstanding                                   7,321,560         7,321,560
  Surplus                                                         4,689,800         4,689,800
  Retained Earnings                                              10,527,748        10,077,889
                                                               ------------------------------
Total shareholders' equity                                       22,539,108        22,089,249
                                                               ------------------------------
TOTAL                                                          $167,612,509      $173,041,984
                                                               ==============================
See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF
INCOME

(Unaudited)                                         Three months ended
                                                03/31/95         03/31/94
INTEREST INCOME:
 Interest and fees on loans                      $1,375,706       $1,105,811
 Interest on federal funds sold                      90,394           55,415
 Interest and dividends
  on investments
  US government obligations                         701,129          632,011
  Obligations of states and
   political subdivisions                           264,004          270,827
  Other securities                                  582,546          528,664
                                                 ---------------------------
    Total interest income                         3,013,779        2,592,728

INTEREST EXPENSE:
 Interest on deposits                             1,015,212          849,615
 Expense of funds purchased                          58,264           24,266
                                                 ---------------------------
    Total interest expense                        1,073,476          873,881
                                                 ---------------------------
    Net interest income                           1,940,303        1,718,847

PROVISION FOR LOAN LOSSES                            45,000           45,000
                                                 ---------------------------
Net interest income after
 provision for loan losses                        1,895,303        1,673,847

NONINTEREST INCOME                                  193,792          181,651

NONINTEREST EXPENSE:
 Salaries and employee benefits                     628,489          545,832
 Net occupancy expense                              102,938          104,972
 Data processing expense                            172,893          164,106
 Franchise tax                                       77,250           75,750
 FDIC premium                                        78,100           72,302
 Other expenses                                     333,156          287,735
                                                 ---------------------------
    Total noninterest expense                     1,392,826        1,250,697
                                                 ---------------------------

INCOME BEFORE INCOME TAXES                          696,269          604,801
INCOME TAXES                                        144,887          111,669
                                                 ---------------------------
NET INCOME                                         $551,382         $493,132
                                                 ===========================

EARNINGS PER COMMON SHARE *                           $0.75            $0.67
                                                 ===========================

* Earnings per common share have been restated for the 25% stock dividend See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)                                                                   Three Months Ended
                                                                      03/31/95                   03/31/94
Cash Flows From Operating Activities:
Net Income                                                             $551,382                   $493,132
Adjustments to Reconcile Net Income
  to Net Cash Provided by Operating Activities
  Depreciation and Amortization                          169,304                    160,617
  Provision for Loan Losses                               45,000                     45,000
  Net Losses on Sales of Investment Securities                 0                          0
  Changes in Operating Assets and Liabilities           (340,903)                  (451,028)
                                                                    -----------                -----------
Total Adjustments                                                      (126,599)                  (245,411)
                                                                    -----------                -----------
Net Cash Provided by Operating Activities                               424,783                    247,721

Cash Flows From Investing Activities:
  Proceeds from Maturities of Investments              2,185,241                  1,465,000
  Proceeds from Sale of Investments                            0                          0
  Purchases of Investment Securities                           0                 (5,945,253)
  Net (Increase) in Loans                             (3,297,012)                  (744,635)
  Decrease (Increase) in Other Assets                     44,497                    (69,198)
                                                                    -----------                -----------
Net Cash (Used in) Investing Activities                              (1,084,741)                (5,306,299)

Cash Flows from Financing Activities:
  Net (Decrease) in Demand
    and Savings Accounts                              (3,521,106)                   (14,620)
  Net (Decrease) in time deposits                     (3,324,850)                (2,687,979)
  Net Increase in Short-Term Borrowings                  935,573                   (247,696)
  Dividends Paid                                        (314,827)                  (304,708)
                                                                    -----------                -----------
Net Cash Provided by Financing Activities                            (6,225,210)                (3,255,003)
                                                                    -----------                -----------
Net Change in Cash and Cash Equivalents                              (6,885,168)                (8,313,581)

Cash and Cash Equivalents at Beginning of the Period                 20,146,107                 20,022,624
                                                                    -----------                -----------
Cash and Cash Equivalents at End of the Period                      $13,260,939                $11,709,043
                                                                    ===========                ===========

Supplemental Disclosure of Cash Flow Information
Cash Paid During the Period for
  Interest                                                           $1,059,490                   $908,423
  Income Taxes                                                         ($10,678)                   $14,313

Cash and Cash Equivalents include Cash and Due From Banks and Federal Funds Sold. See notes to consolidated financial statements

National Bancshares Corporation
Note to Consolidated Financial Statements (Unaudited)

Note 1.  Basis of Presentation

         The consolidated balance sheet as of March 31, , the consolidated statements of earnings for the three month periods ended March 31, 1995 and 1994, and the consolidated statements of cash flows for the three month periods ended March 31, 1995 and 1994 have been prepared by the Corporation without audit. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

         The consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q, but do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. It is suggested that these statements be read in conjunction with the consolidated financial statements and footnotes in the Corporation's annual report on Form 10-K for the year ended December 31, 1994. Operating results for the three months ended March 31, 1995 are not necessarily indicative of the results that may be expected for the year ending December 31, 1995.

         A 5 for 4 (25%) stock dividend was declared on September 20, 1994. The record date for the stock dividend was September 30, 1994 and issued October 15, 1994. 314 fractional shares calculated were paid in cash, resulting in 732,156 shares outstanding following the stock dividend. Earnings per common share have been restated to reflect the 732,156 shares outstanding.

         On January 1, 1995 the Company adopted Statement of Financial
Accounting Standards ("SFAS") No. 114, " Accounting by creditors for Impairment of a Loan", and SFAS No. 118, "Accounting by creditors for Impairment of a Loan
- - Income Recognition and Disclosures", which impose certain requirements on the measurement of impaired loans. The Company has previously measured such loans in accordance with the methods prescribed in SFAS No. 114. Consequently, no additional loss provisions were required by the adoption of these statements. SFAS No. 114 also requires that impaired loans for which foreclosure is probable be accounted for as loans. The amounts of impaired loans, as defined in SFAS No. 114, and impaired loans for which foreclosure is probable are not significant. Thus, neither the initial adoption of SFAS No. 114 and SFAS No. 118, nor the on-going effect of these statements, has had, or is expected to have, a material effect on the financial condition or results of operations of the Company and prior period amounts have not been restated.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         FINANCIAL CONDITION

         Balance Sheets

         Total assets decreased $5.4 million or 3.1% below 12/31/94. Cash and due from banks decreased approximately $845 thousand, mainly the result of decreased outgoing check letters at the end of the quarter as compared to 12/31/94. Total investment securities held to maturity decreased $2.3 million from 12/31/94 mainly the result of maturities and early calls by issuers.. Net loans increased $3.2 million or 5.5% due to increased demand in the commercial loan and installment loan areas.

         Total deposits declined $6.8 million or approximately 4.7% below 12/31/94. Non-interest bearing demand accounts had a modest increase of 1.6%, open interest bearing accounts decreased by $3.9 million. Time deposits decreased $3.3 or approximately 7.5% below 12/31/94 primarily in the public fund jumbo CD accounts. Securities sold under repurchase agreements increased $1.7 million above 12/31/94. Total shareholders' equity increased $450 thousand or 2.0% over 12/31/94 through retained earnings.

         Statements of Cash Flows
         Net cash provided by operating activities for the first three months of 1995 was $425 thousand as compared to $248 thousand for the same period in 1994. Net loans increased $3.3 million exceeding the proceeds of maturity investment securities creating a net cash used in investing activities of $1.1 million. As a result of decreasing total deposits, $6.2 million net cashed was used in financing activities. This caused a net decrease in cash and cash equivalents of $6.2 million during the first three months of 1995. With total cash and cash equivalents of $13.2 million as of 3/31/95, the Corporation's liquidity ratios continue to remain favorable.


         Analysis of Equity

         Commercial banks whose deposits are insured by the Bank Insurance Fund ("BIF") are required to comply with certain minimum regulatory capital requirements. The following is a summary of the Bank's regulatory capital levels at 3/31/95.

REGULATORY CAPITAL

(Dollars in                 Tangible                  Core                 Risk Based
Thousands)                  Capital                  Capital                 Capital
                    ------------------------------------------------------------------------
Total
 regulatory
 capital               $20,966       19.84%     $20,966        19.84%     $21,895      20.72%

Fully phased
 in regulatory
 capital
 requirement             1,585        1.50%       4,227         4.00%       8,454       8.00%
                    ------------------------------------------------------------------------
Regulatory
 capital
 excess                $19,381       18.34%     $16,739        15.84%     $13,441      12.72%
                    ========================================================================

*Adjusted risk based assets $                   105,672 (thousands)

         RESULTS OF OPERATIONS

         The company is on a fiscal year ending December 31st. Interest income totaled $3.0 million or $421 thousand higher for the three months ended 3/31/95 as compared to same period in 1994. Interest expense was $1.1 million for the three months ended 3/31/95 or $200 thousand above the same period in 1994. This caused an increase of $221 thousand net interest income or approximately 12.9% increase for the three month period ended 3/31/95 as compared to 3/31/94.. Net interest rate margins were 5.52% and 5.28% for the first quarter of 1995 and 1994, respectively.

         Provision for loan losses of $45,000 was the same for both three months in 1995 and 1994. Net charge-offs for the three months ended 3/31/95 were $7 thousand as compared to $6 thousand for the same period in 1994.

         Noninterest income was $194 thousand for the three months ended 3/31/95 or approximately $12 thousand above the same period in 1994. Noninterest expense was $1.4 million for the three months ended 3/31/95 or 11.4% over the same period ended 3/31/94.

         Net income was $551 thousand for the first quarter of 1995 or 11.8% above the first quarter of 1994.

PART II.  OTHER INFORMATION

         Item 1.  Legal Proceedings - None
         Item 2.  Changes in Securities - None
         Item 3.  Defaults Upon Senior Securities - None
         Item 4. Submission of matters to a vote of security holders - Notice of annual meeting of shareholders and proxy statement dated March 31, 1995 was filled on March 31, 1995.
         Item 5.  Other Information - None
         Item 6.  Exhibits and Reports on Form 8-K
                      a. Exhibits

Exhibit No.                                                                  If incorporated by Reference,
Under Reg.         Form 10-Q                                                 Documents with Which Exhibit
S-K, Item 601      Exhibit No.      Description of Exhibits                  was Previously Filed with SEC
(11)                1 (pg 4)        Computation of Earnings per Share        Incorporated by reference
(27)                                Financial Data Schedule

No other exhibits are required to be filed herewith pursuant to Item 601 of Regulation S-K.

   b. There were no Reports on Form 8-K filed for the quarter ended 3/31/95.

                                   Signatures

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               National Bancshares Corporation


Date:    May 10, 1995          /s/ Charles J. Dolezal
         ---------------       -----------------------------------------
                               Charles J. Dolezal, President



Date:    May 10, 1995          /s/ Michael D. Hofstetter
         ---------------       -----------------------------------------
                               Michael D. Hofstetter, Secretary - Treasurer
                               (Principal Financial Officer)