Form 10-Q
period 1995-06-30
NATIONAL BANCSHARES CORP /OH/
filed 1995-08-14
CIK 790362

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For Quarterly Period Ended June 30, 1995

                         Commission File Number 33-3711

                        NATIONAL BANCSHARES CORPORATION


          Ohio                                             34-1518564
    ---------------------                              -----------------
    State of incorporation                                IRS  Employer
                                                       Identification No.

                 112 West Market Street, Orrville, Ohio   44667
                 ----------------------------------------------
                     Address of principal executive offices

                 Registrant's telephone number: (216) 682-1010
                                                ---------------
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X  .    No      .
   ------       ------

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of August 4, 1995:
        Common Stock, $10.00 Par Value:  732,156 Shares Outstanding

             National Bancshares Corporation

                       Index
                                                              Page
                                                              Number
Part I.  Financial Information

    Item 1.  Financial Statements

             Consolidated Balance Sheets                        3
             as of June 30, 1995 and
             December 31, 1994  (Unaudited)

             Consolidated Statements of Income                  4
             for the three and six months ended
             June 30, 1995 and 1994
              (Unaudited)

             Consolidated Statements of Cash Flows              5
             for the six months ended
             June 30, 1995 and 1994
              (Unaudited)

             Notes to Consolidated Financial                    6
             Statements (Unaudited)

  Item 2.  Management's Discussion and Analysis                 6
             of Financial Condition and
             Results of Operations

Part II.  Other Information                                     8

   Item 1.  Legal Proceedings - None
   Item 2.  Changes in Securities - None
   Item 3.  Defaults Upon Senior Securities - None
   Item 4.  Submission of matters to a vote of
             security holders - None
   Item 5.  Other Information - None
   Item 6.  Exhibits and Reports on Form 8-K


Signatures                                                      9

                     CONSOLIDATED BALANCE SHEETS (Unaudited)               06/30/95          12/31/94
ASSETS:
 Cash and due from banks                                                $  7,408,516        $  8,261,107
 Investment securities
 held to maturity                                                         77,343,545          85,550,038
   Approximate market value
    June 30, 1995                           $       79,563,000
    December 31, 1994                       $       84,126,000

Investment securities available for sale                                   4,902,790           4,687,610
 Federal funds sold                                                        8,755,000          11,885,000
 Loans:
    Commercial                                                            22,685,128          18,030,839
    Real estate mortgage                                                  30,525,522          30,778,748
    Installment                                                           13,345,027           9,014,853
                                                                        ------------        ------------
    Total loans                                                           66,555,677          57,824,440
    Less: Unearned income                                                    575,688             718,683
       Allowance for loan losses                                             970,913             890,666
                                                                        ------------        ------------
    Loans, net                                                            65,009,076          56,215,091
    Accrued interest receivable                                            1,612,868           1,662,369
    Premises and equipment                                                 2,282,465           2,378,202
    Other assets                                                           2,559,082           2,402,567
                                                                        ------------        ------------
    TOTAL                                                               $169,873,342        $173,041,984
                                                                        ============        ============

    LIABILITIES AND SHAREHOLDERS' EQUITY

    LIABILITIES:
     Deposits
     Demand                                                             $ 24,433,325        $ 24,036,115
     Savings and N.O.W.s                                                  71,331,080          77,298,869
     Time                                                                 44,133,633          44,527,256
                                                                        ------------        ------------
     Total deposits                                                      139,898,038         145,862,240
     Securities sold under
     repurchase agreements                                                 5,161,423           3,269,919
     Federal reserve note account                                          1,000,000           1,000,000
     Accrued interest payable                                                482,087             374,890
     Other liabilities                                                       371,498             445,686
                                                                        ------------        ------------
     Total liabilities                                                   146,913,046         150,952,735
                                                                        ------------        ------------

    SHAREHOLDERS' EQUITY
    Common stock - $10 par value;
    6,000,000 and 750,720 shares authorized, 732,156
    shares issued and outstanding                                          7,321,560           7,321,560
    Surplus                                                                4,689,800           4,689,800
    Retained Earnings                                                     10,948,936          10,077,889
                                                                        ------------        ------------
 Total shareholders' equity                                               22,960,296          22,089,249
                                                                        ------------        ------------
 TOTAL                                                                  $169,873,342        $173,041,984
                                                                        ============       ============
 See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)                                          Three months ended         Six months ended
                                                  06/30/95      06/30/94      06/30/95     06/30/94
 INTEREST INCOME:
  Interest and fees on loans                     $1,510,203    $1,153,709    $2,885,909   $2,259,520
  Interest on federal funds sold                    135,815        51,889       226,209      107,304
  Interest and dividends
   on investments
   US government obligations                        656,165       642,060     1,357,294    1,274,071
   Obligations of states and
    political subdivisions                          262,854       266,886       526,858      537,713
   Other securities                                 557,397       532,766     1,139,943    1,061,430
                                                 -----------------------------------------------------
     Total interest income                        3,122,434     2,647,310     6,136,213    5,240,038

 INTEREST EXPENSE:
  Interest on deposits                            1,118,743       859,836     2,133,955    1,709,451
  Expense of funds purchased                         66,287        22,282       124,551       46,548
                                                 -----------------------------------------------------
     Total interest expense                       1,185,030       882,118     2,258,506    1,755,999
                                                 -----------------------------------------------------
     Net interest income                          1,937,404     1,765,192     3,877,707    3,484,039
 PROVISION FOR LOAN LOSSES                           45,000        45,000        90,000       90,000
                                                 -----------------------------------------------------
 Net interest income after
  provision for loan losses                       1,892,404     1,720,192     3,787,707    3,394,039

 NONINTEREST INCOME                                 176,554       159,162       370,346      340,813

 NONINTEREST EXPENSE:
  Salaries and employee benefits                    620,684       585,301     1,249,173    1,131,133
  Net occupancy expense                              95,474        91,830       198,412      196,802
  Data processing expense                           170,795       163,609       343,688      327,715
  Franchise tax                                      77,250        75,750       154,500      151,500
  FDIC premium                                       78,096        72,300       156,196      144,602
  Other expenses                                    367,828       297,673       700,984      585,408
                                                 -----------------------------------------------------
     Total noninterest expense                    1,410,127     1,286,463     2,802,953    2,537,160
                                                 -----------------------------------------------------

 INCOME BEFORE INCOME TAXES                         658,831       592,891     1,355,100    1,197,692

 INCOME TAXES                                       135,968       108,049       280,855      219,718
                                                 -----------------------------------------------------
 NET INCOME                                        $522,863      $484,842    $1,074,245     $977,974
                                                 =====================================================

  EARNINGS PER COMMON SHARE *                          $0.71         $0.66         $1.47        $1.34
                                                 =====================================================

* Earnings per common share have been restated for the 25% stock dividend issued October 15, 1994.

See notes to consolidated financial statements







                     CONSOLIDATED STATEMENTS OF CASH FLOWS

 (Unaudited)                                                                   Six months ended
                                                                            06/30/95       06/30/94
 Cash Flows From Operating Activities:
 Net Income                                                                 $1,074,245        $977,974
 Adjustments to Reconcile Net Income
   to Net Cash Provided by Operating Activities
   Depreciation and Amortization                                               315,624         330,947
   Provision for Loan Losses                                                    90,000          90,000
   Changes in Operating Assets and Liabilities                                   3,210         (49,993)
                                                                           ---------------------------
 Total Adjustments                                                             408,834         370,954
                                                                           ---------------------------
 Net Cash Provided by Operating Activities                                   1,483,079       1,348,928

 Cash Flows From Investing Activities:
   Proceeds from Maturities of Investments                                   7,931,359       3,825,000
   Purchases of Investment Securities                                                0      (7,756,126)
   Capital Expenditures                                                        (40,983)        (23,583)
   Net (Increase) in Loans                                                  (8,883,985)     (2,099,359)
   Decrease (Increase) in Other Assets                                          76,538      (1,096,197)
                                                                           ---------------------------
 Net Cash (Used in) Investing Activities                                      (917,071)     (7,150,265)

 Cash Flows from Financing Activities:
   Net Increase (Decrease) in Demand
     and Savings Accounts                                                   (5,570,579)      1,046,750
   Net (Decrease) in time deposits                                            (393,623)     (6,644,567)
   Net Increase (Decrease) in Short-Term Borrowings                          1,891,504        (149,905)

   Dividends Paid                                                             (475,901)       (445,342)
                                                                           ---------------------------
 Net Cash Provided by Financing Activities                                  (4,548,599)     (6,193,064)
                                                                           ---------------------------

 Net Change in Cash and Cash Equivalents                                    (3,982,591)    (11,994,401)

 Cash and Cash Equivalents at Beginning of the Period                       20,146,107      20,022,624
                                                                           ---------------------------
 Cash and Cash Equivalents at End of the Period                            $16,163,516      $8,028,223
                                                                           ===========================
 Supplemental Disclosure of Cash Flow Information

 Cash Paid During the Period for:
   Interest                                                                 $2,151,309      $1,771,187
   Income Taxes                                                               $271,235        $159,314

Cash and Cash Equivalents include Cash and Due From Banks and Federal Funds Sold.




See notes to consolidated financial statements.

National Bancshares Corporation
Note to Consolidated Financial Statements
(Unaudited)

Note 1.  Basis of Presentation

        The consolidated balance sheet as of June 30, 1995, the consolidated statements of earnings for the three month and the six periods ended June 30, 1995 and 1994, and the consolidated statements of cash flows for the six month periods ended June 30, 1995 and 1994 have been prepared by the Corporation without audit. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

        The consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q, but do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. It is suggested that these statements be read in conjunction with the consolidated financial statements and footnotes in the Corporation's annual report on Form 10-K for the year ended December 31, 1994. Operating results for the six months ended June 30, 1995 are not necessarily indicative of the results that may be expected for the year ending December 31, 1995.

        A 5 for 4 (25%) stock dividend was declared on September 20, 1994. The record date for the stock dividend was September 30, 1994 and issued October 15, 1994. 314 fractional shares calculated were paid in cash, resulting in 732,156 shares outstanding following the stock dividend. Earnings per common share have been restated to reflect the 732,156 shares outstanding.

        On January 1, 1995 the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 114, " Accounting by creditors for Impairment of a Loan", and SFAS No. 118, "Accounting by creditors for Impairment of a Loan Income Recognition and Disclosures", which impose certain requirements on the measurement of impaired loans. The Company has previously measured such loans in accordance with the methods prescribed in SFAS No. 114. Consequently, no additional loss provisions were required by the adoption of these statements. SFAS No. 114 also requires that impaired loans for which foreclosure is probable be accounted for as loans. The amounts of impaired loans, as defined in SFAS No. 114, and impaired loans for which foreclosure is probable are not significant. Thus, neither the initial adoption of SFAS No. 114 and SFAS No. 118, nor the on-going effect of these statements, has had, or is expected to have, a material effect on the financial condition or results of operations of the Company.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         FINANCIAL CONDITION

         Balance Sheets

        Total assets decreased $3.2 million or 1.8% below 12/31/94. Cash and due from banks decreased approximately $853 thousand, mainly the result of decreased outgoing check letters at the end of the quarter as compared to 12/31/94. Total investment securities held to maturity decreased $8.2 million from 12/31/94 mainly the result of maturities and early calls by issuers. Net loans increased $8.8 million or 15.6% due to increased demand in the commercial loan and installment loan areas.

        Total deposits declined $6 million or approximately 4.1% below 12/31/94. Non-interest bearing demand accounts had a modest increase of 1.7%, non-time interest bearing accounts decreased by $6 million. Time deposits decreased $394 thousand or approximately 0.9% below 12/31/94 primarily in the public fund jumbo CD accounts. Securities sold under repurchase agreements increased $1.9 million above 12/31/94. Total shareholders' equity increased $871 thousand or 3.9% over 12/31/94 through retained earnings.


        Statements of Cash Flows
        Net cash provided by operating activities for the first six months of 1995 was $1.5 million as compared to $1.3 million for the same period in 1994. Net loans increased $8.9 million exceeding the proceeds of maturing investment securities creating a net cash used in investing activities of $917 thousand. As a result of decreasing total deposits, $4.5 million net cashed was used in financing activities. This caused a net decrease in cash and cash equivalents of $4 million during the first six months of 1995. With total cash and cash equivalents of $16.2 million as of 6/30/95, the Corporation's liquidity ratios continue to remain favorable.


        Analysis of Equity

        Commercial banks whose deposits are insured by the Bank Insurance Fund ("BIF") are required to comply with certain minimum regulatory capital requirements. The following is a summary of the Bank's regulatory capital levels at 6/30/95.

REGULATORY CAPITAL


(Dollars in                   Tangible                  Core                   Risk Based
Thousands)                     Capital                 Capital                  Capital
                        --------------------------------------------------------------------
 Total
  regulatory
  capital               $21,442       19.52%     $21,442        19.52%   $22,413      20.40%

 Fully phased
  in regulatory
  capital
  requirement             1,648        1.50%       4,395         4.00%     8,789       8.00%
                         -------------------------------------------------------------------

 Regulatory
  capital
  excess                $19,794       18.02%     $17,047        15.52%   $13,624      12.40%
                        ====================================================================


*Adjusted risk based assets $                      109,864 (thousands)




        RESULTS OF OPERATIONS


        The company is on a fiscal year ending December 31st. Interest income totaled $3.1 million or $475 thousand higher for the three months ended 6/30/95
as compared to same period in 1994.   Interest expense was $1.2 million for the
three months ended 6/30/95 or $303 thousand above 1994. This caused an increase of $172 thousand net interest income or approximately 9.8% increase for the three month period ended 6/30/95 as compared to 6/30/94. The six month results for the periods ended 6/30/95 and 6/30/94 were an increase in interest income of $896 thousand and an interest expense increase of $503 thousand. This provided for a net interest income increase of $394 thousand or an 11.3% increase for the six months ended
6/30/95 when compared to 6/30/94.

        Net interest rate margins were 5.42% and 5.29% for the first six months of 1995 and 1994, respectively. Both the interest yields on assets and interest rates on interest bearing liabilities were generally higher in the first six months of 1995 over 1994. Yields increased 60 basis points as compared to interest costs which increased only 47 basis points in 1995 over 1994. These increases were mainly the result of a generally increasing interest rate environment

        Provision for loan losses were $45,000 for the three month periods and $90,000 for six month periods ended 6/30/95 and 6/30/94. Net charge- offs for the six months ended 6/30/95 were $10 thousand as compared to $20 thousand for the same period in 1994.

        Noninterest income was $177 thousand for the three months ended 6/30/95 or approximately $17 thousand above the same period in 1994. Noninterest income for the six months ended 6/30/95 were $370 thousand or approximately 11.6% over 1994.

        Noninterest expense was $1.4 million for the three months ended 6/30/95 or 9.6% over the same period ended 6/30/94. Year to date noninterest expenses were $2.8 million and $2.5 million for the periods ended 6/30/94 and 6/30/95, respectively. This $266 thousand increase is primarily comprised of an $118 increase in salaries and benefits and $116 thousand in other expenses. A significant portion of these increases are the result of increased business volumes in existing markets along with the acquisition of the Seville Office on December 16, 1994. The F.D.I.C. has recently announced the reduction of the lowest annual deposit insurance premium rate from 23 basis points to 4 basis points.

        Net income was $522 thousand for the quarter ended 6/30/95 or 7.8% above the same quarter of 1994. Net income was $1,074,245 for six months ended 6/30/95 as compared to $977,974 on 6/30/94. This $96 thousand increase is equal to 9.8%. The increase was the result of increased volumes and improved net interest margins during the first six months of 1995 as compared to the same period in 1994.


PART II.  OTHER INFORMATION

          Item 1.  Legal Proceedings - None
          Item 2.  Changes in Securities - None
          Item 3.  Defaults Upon Senior Securities - None
          Item 4.  Submission of matters to a vote of security holders - None
          Item 5.  Other Information - None
          Item 6.  Exhibits and Reports on Form 8-K
                   a. Exhibits

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

                   b. There were no Reports on Form 8-K filed for the quarter ended 6/30/95.


                                  Signatures

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              National Bancshares Corporation


Date: August 11, 1995                         /s/ Charles J. Dolezal
      ---------------                         ---------------------------------
                                              Charles J. Dolezal, President



Date: August 11, 1995                         /s/ Michael D. Hofstetter
      ---------------                         ---------------------------------
                                              Michael D. Hofstetter,
                                              Secretary - Treasurer
                                              (Principal Financial Officer)