Form 10-Q
period 1995-09-30
NATIONAL BANCSHARES CORP /OH/
filed 1995-11-13
CIK 790362

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For Quarterly Period Ended September 30, 1995

                         Commission File Number 33-3711

                        NATIONAL BANCSHARES CORPORATION


                  Ohio                                 34-1518564
       State of incorporation                         IRS  Employer
                                                    Identification No.

                 112 West Market Street, Orrville, Ohio   44667
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

Yes __X__.    No _____.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of November 9, 1995:

          Common Stock, $10.00 Par Value:  732,778 Shares Outstanding

                           National Bancshares Corporation

                                         Index
                                                                           Page
                                                                          Number
Part I.  Financial Information

         Item 1.  Financial Statements

                          Consolidated Balance Sheets                        3
                          as of September 30, 1995 and
                          December 31, 1994  (Unaudited)

                          Consolidated Statements of Income                  4
                          for the three and nine months ended
                          September 30, 1995 and 1994
                           (Unaudited)

                          Consolidated Statements of Cash Flows              5
                          for the nine months ended
                          September 30, 1995 and 1994
                           (Unaudited)

                          Notes to Consolidated Financial                    6
                          Statements (Unaudited)

         Item 2.  Management's Discussion and Analysis                       6
                          of Financial Condition and
                          Results of Operations

Part II.  Other Information                                                  8

         Item 1.  Legal Proceedings - None
         Item 2.  Changes in Securities - None
         Item 3.  Defaults Upon Senior Securities - None
         Item 4.  Submission of matters to a vote of
                          security holders - None
         Item 5.  Other Information - None
         Item 6.  Exhibits and Reports on Form 8-K

Signatures                                                                   9


CONSOLIDATED BALANCE SHEETS (Unaudited)                           09/30/95       12/31/94
ASSETS:
Cash and due from banks                                        $  6,254,327     $  8,261,107
Investment securities
 held to maturity                                                76,200,529       85,550,038
Approximate market value
   September 30, 1995                   $ 78,149,000
   December 31, 1994                    $ 84,126,000

Investment securities available
 for sale                                                         4,888,227        4,687,610
Federal funds sold                                               12,345,000       11,885,000
Loans:
 Commercial                                                      25,121,505       18,030,839
 Real estate mortgage                                            29,940,420       30,778,748
 Installment                                                     16,030,553        9,014,853
                                                               -----------------------------
Total loans                                                      71,092,478       57,824,440
Less: Unearned income                                               555,969          718,683
      Allowance for loan losses                                   1,009,770          890,666
                                                               -----------------------------
Loans, net                                                       69,526,739       56,215,091
Accrued interest receivable                                       1,952,184        1,662,369
Premises and equipment                                            2,263,288        2,378,202
Other assets                                                      2,337,843        2,402,567
                                                               -----------------------------
TOTAL                                                          $175,768,137     $173,041,984
                                                               =============================
LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
Deposits
 Demand                                                        $ 24,557,744     $ 24,036,115
 Savings and N.O.W.s                                             71,016,774       77,298,869
 Time                                                            50,842,686       44,527,256
                                                               -----------------------------
Total deposits                                                  146,417,204      145,862,240
Securities sold under
 repurchase agreements                                            4,091,356        3,269,919
Federal reserve note account                                      1,000,000        1,000,000
Accrued interest payable                                            493,174          374,890
Other liabilities                                                   430,496          445,686
                                                               -----------------------------
Total liabilities                                               152,432,230      150,952,735
                                                               -----------------------------

SHAREHOLDERS' EQUITY
 Common stock - $10 par value;
   6,000,000 and 750,720 shares authorized,  732,156
   shares issued and outstanding                                   7,321,560        7,321,560
  Surplus                                                         4,689,800        4,689,800
  Retained Earnings                                              11,324,547       10,077,889
                                                               -----------------------------
Total shareholders' equity                                       23,335,907       22,089,249
                                                               -----------------------------
TOTAL                                                          $175,768,137     $173,041,984
                                                               =============================


See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)                                     Three months ended            Nine months ended
                                             09/30/95       09/30/94       09/30/95       09/30/94
INTEREST INCOME:
 Interest and fees on loans                 $1,626,122     $1,212,732     $4,512,031     $3,472,252
 Interest on federal funds sold                166,720         59,654        392,929        166,958
 Interest and dividends
   on investments
 US government obligations                     609,109        609,435      1,966,403      1,883,506
 Obligations of states and
   political subdivisions                      261,093        269,999        787,951        807,712
 Other securities                              527,930        527,309      1,667,873      1,588,739
                                            ----------     ----------     ----------     ----------
    Total interest income                    3,190,974      2,679,129      9,327,187      7,919,167

INTEREST EXPENSE:
 Interest on deposits                        1,180,105        900,600      3,314,060      2,610,051
 Expense of funds purchased                     67,986         22,051        192,537         68,599
                                            ----------     ----------     ----------     ----------
    Total interest expense                   1,248,091        922,651      3,506,597      2,678,650
                                            ----------     ----------     ----------     ----------
    Net interest income                      1,942,883      1,756,478      5,820,590      5,240,517
PROVISION FOR LOAN LOSSES                       45,000         45,000        135,000        135,000
                                            ----------     ----------     ----------     ----------
Net interest income after
 provision for loan losses                   1,897,883      1,711,478      5,685,590      5,105,517

NONINTEREST INCOME                             178,070        176,486        548,416        517,299

NONINTEREST EXPENSE:
 Salaries and employee benefits                705,995        582,767      1,955,168      1,713,900
 Net occupancy expense                         110,186         93,419        308,598        290,221
 Data processing expense                       183,764        166,864        527,452        494,579
 Franchise tax                                  77,250         75,750        231,750        227,250
 FDIC premium                                   (9,174)        72,303        147,022        216,905
 Other expenses                                321,017        321,153      1,022,001        906,561
                                            ----------     ----------     ----------     ----------
    Total noninterest expense                1,389,038      1,312,256      4,191,991      3,849,416
                                            ----------     ----------     ----------     ----------

INCOME BEFORE INCOME TAXES                     686,915        575,708      2,042,015      1,773,400
INCOME TAXES                                   146,164        101,113        427,019        320,831
                                            ----------     ----------     ----------     ----------
NET INCOME                                  $  540,751     $  474,595     $1,614,996     $1,452,569
                                            ==========     ==========     ==========     ==========
EARNINGS PER COMMON SHARE *                      $0.74          $0.65          $2.21          $1.98
                                            ==========     ==========     ==========     ==========

* Earnings per common share have been restated for the 25% stock dividend issued October 15, 1994.
  See notes to consolidated financial statements


CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)                                                             Nine months ended
                                                                  09/30/95             09/30/94
Cash Flows From Operating Activities:
Net Income                                                      $  1,614,996         $  1,452,569
Adjustments to Reconcile Net Income
  to Net Cash Provided by Operating Activities
  Depreciation and Amortization                                      462,758              486,402
  Provision for Loan Losses                                          135,000              135,000
  Changes in Operating Assets and Liabilities                       (143,637)            (331,955)
                                                                ------------         ------------
Total Adjustments                                                    454,121              289,447
                                                                ------------         ------------
Net Cash Provided by Operating Activities                          2,069,117            1,742,016

Cash Flows From Investing Activities:
  Proceeds from Maturities of Investments                          8,000,271            5,025,000
  Purchases of Investment Securities                               1,000,000           (7,583,564)
  Capital Expenditures                                               (84,339)             (80,779)
  Net (Increase) in Loans                                        (13,446,648)          (3,195,013)
  Decrease (Increase) in Other Assets                                175,393           (1,282,224)
                                                                ------------         ------------
Net Cash (Used in) Investing Activities                           (4,355,323)          (7,116,580)

Cash Flows from Financing Activities:
  Net Increase (Decrease) in Demand
    and Savings Accounts                                          (5,760,466)           2,697,597
  Net (Decrease) in time deposits                                  6,315,430           (1,222,174)
  Net Increase(Decrease) in Short-Term Borrowings                    821,437           (1,221,419)
  Dividends Paid                                                    (636,975)            (585,976)
                                                                ------------         ------------
Net Cash Provided by Financing Activities                            739,426             (331,972)
                                                                ------------         ------------
Net Change in Cash and Cash Equivalents                           (1,546,780)          (5,706,536)
Cash and Cash Equivalents at Beginning of the Period              20,146,107           20,022,624
                                                                ------------         ------------
Cash and Cash Equivalents at End of the Period                  $ 18,599,327         $ 14,316,088
                                                                ============         ============
Supplemental Disclosure of Cash Flow Information
Cash Paid During the Period for:
  Interest                                                      $  3,388,313         $  2,675,211
  Income Taxes                                                  $    410,817         $    279,314

Cash and Cash Equivalents include Cash and Due From Banks and Federal Funds Sold.


See notes to consolidated financial statements.

National Bancshares Corporation
Note to Consolidated Financial Statements (Unaudited)

Note 1.  Basis of Presentation

         The consolidated balance sheet as of September 30, 1995, the consolidated statements of earnings for the three month and the nine month periods ended September 30, 1995 and 1994, and the consolidated statements of cash flows for the nine month periods ended September 30, 1995 and 1994 have been prepared by the Corporation without audit. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

         The consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q, but do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. It is suggested that these statements be read in conjunction with the consolidated financial statements and footnotes in the Corporation's annual report on Form 10-K for the year ended December 31, 1994. Operating results for the nine months ended September 30, 1995 are not necessarily indicative of the results that may be expected for the year ending December 31, 1995.

         A 5 for 4 (25%) stock dividend was declared on September 20, 1994. The record date for the stock dividend was September 30, 1994 and issued October 15, 1994. 314 fractional shares calculated were paid in cash, resulting in 732,156 shares outstanding following the stock dividend. Earnings per common share have been restated to reflect the 732,156 shares outstanding.

         On January 1, 1995 the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 114, "Accounting by creditors for Impairment of a Loan", and SFAS No. 118, "Accounting by creditors for Impairment of a Loan
- Income Recognition and Disclosures", which impose certain requirements on the measurement of impaired loans. The Company has previously measured such loans in accordance with the methods prescribed in SFAS No. 114. Consequently, no additional loss provisions were required by the adoption of these statements. SFAS No. 114 also requires that impaired loans for which foreclosure is probable be accounted for as loans. The amounts of impaired loans, as defined in SFAS No. 114, and impaired loans for which foreclosure is probable are not significant. Thus, neither the initial adoption of SFAS No. 114 and SFAS No. 118, nor the on-going effect of these statements, has had, or is expected to have, a material effect on the financial condition or results of operations of the Company.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         FINANCIAL CONDITION

         Balance Sheets

         Total assets increased $2.7 million or 1.6% above 12/31/94. Cash and due from banks decreased approximately $2 .0 million, mainly the result of decreased outgoing check letters at the end of the quarter as compared to 12/31/94. Total investment securities held to maturity decreased $9.4 million from 12/31/94 mainly the result of maturities and early calls by issuers. Net loans increased $13.3 million or 23.7% due to increased demand in the commercial loan and installment loan areas.

         Total deposits increased $555 thousand or approximately 0.4% above 12/31/94. Non-interest bearing demand accounts had a modest increase of 2.2%, non-time interest bearing accounts decreased by $6.3 million. Time deposits increased $6.3 million or approximately 14.2% above 12/31/94 which was primarily in the public fund jumbo CD accounts. Securities sold under repurchase agreements increased $821 thousand above 12/31/94. Total shareholders' equity increased $1.2 million or 5.6% over 12/31/94 through retained earnings.

         Statements of Cash Flows
         Net cash provided by operating activities for the first nine months of 1995 was $2.1 million as compared to $1.7 million for the same period in 1994. Net loans increased $13.4 million exceeding the proceeds of maturing investment securities creating a net cash used in investing activities of $4.4 million.
As a result of modestly increasing total deposits, $739 thousand net cash was provided by financing activities. This caused a net decrease in cash and cash equivalents of $1.5 million during the first nine months of 1995. With total cash and cash equivalents of $18.6 million as of 9/30/95, the Corporation's liquidity ratios continue to remain favorable.


         Analysis of Equity

         Commercial banks whose deposits are insured by the Bank Insurance Fund ("BIF") are required to comply with certain minimum regulatory capital requirements. The following is a summary of the Bank's regulatory capital levels at 9/30/95.

REGULATORY CAPITAL


(Dollars in          Tangible                Core                 Risk Based
Thousands)            Capital               Capital                Capital
                 ----------------------------------------------------------------
Total
 regulatory
 capital         $21,884  19.56%      $21,884     19.56%         $22,894   20.47%

Fully phased
 in regulatory
 capital
 requirement       1,678   1.50%        4,474      4.00%           8,949    8.00%
                 ---------------------------------------------------------------
Regulatory
 capital
 excess          $20,206  18.06%      $17,410     15.56%         $13,945   12.47%
                 ===============================================================

*Adjusted risk based assets $                   111,858 (thousands)



         RESULTS OF OPERATIONS

         The Company is on a fiscal year ending December 31st. Interest income totaled $3.2 million or $512 thousand higher for the three months ended 9/30/95 as compared to same period in 1994. Interest expense was $1.2 million for the three months ended 9/30/95 or $325 thousand above 1994. This caused an increase of $186 thousand net interest income or approximately 10.6% increase for the three month period ended 9/30/95 as compared to 9/30/94. The nine month results for the periods ended 9/30/95 and 9/30/94 were an increase in interest income of $1.4 million and an interest expense increase of $828 thousand. This provided for a net interest income increase of $580 thousand or an 11.1% increase for the nine months ended 9/30/95 when compared to 9/30/94.

         Net interest rate margins were 5.33% and 5.28% for the first nine months of 1995 and 1994, respectively. Both the interest yields on assets and interest rates on interest bearing liabilities were generally higher in the first nine months of 1995 over 1994. Yields increased 55 basis points as compared to interest costs which increased only 50 basis points in 1995 over 1994. These increases were mainly the result of a generally increasing interest rate environment.

         Provision for loan losses were $45,000 for the three month periods and $135,000 for nine month periods ended 9/30/95 and 9/30/94. Net charge-offs for the nine months ended 9/30/95 were $16 thousand as compared to $9 thousand for the same period in 1994.

         Noninterest income was $178 thousand for the three months ended 9/30/95 or approximately $2 thousand above the same period in 1994. Noninterest income for the nine months ended 9/30/95 were $548 thousand or approximately 6% over 1994.

         Noninterest expense was $1.4 million for the three months ended 9/30/95 or 5.9% over the same period ended 9/30/94. Year to date noninterest expenses were $4.2 million and $3.8 million for the periods ended 9/30/94 and 9/30/95, respectively. This $343 thousand increase is primarily comprised of an $241 thousand increase in salaries and benefits and $115 thousand in other expenses. A significant portion of these increases are the result of increased business volumes in existing markets along with the acquisition of the Seville Office on December 16, 1994.

         Net income was $540 thousand for the quarter ended 9/30/95 or 13.9% above the same quarter of 1994. Net income was $1,614,996 for nine months ended 9/30/95 as compared to $1,452,569 on 9/30/94. This $162 thousand increase is equal to 11.2%. The increase was the result of increased volumes and improved net interest margins during the first nine months of 1995 as compared to the same period in 1994.

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

       b. There were no Reports on Form 8-K filed for the quarter ended 9/30/95.

                                            Signatures

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                National Bancshares Corporation


Date:    November 10, 1995                 /s/ Charles J. Dolezal
     -------------------------------       --------------------------------
                                           Charles J. Dolezal, President



Date:    November 10, 1995                 /s/ Michael D. Hofstetter
     -------------------------------       --------------------------------
                                           Michael D. Hofstetter,
                                           Secretary - Treasurer
                                           (Principal Financial Officer)