Form 10-Q
period 1996-03-31
NATIONAL BANCSHARES CORP /OH/
filed 1996-05-10
CIK 790362

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For Quarterly Period Ended March 31, 1996

                         Commission File Number 0-14773

                         NATIONAL BANCSHARES CORPORATION


        Ohio                                                     34-1518564
- ----------------------                                       ------------------
State of incorporation                                          IRS Employer
                                                             Identification No.

                  112 West Market Street, Orrville, Ohio 44667
                  --------------------------------------------
                     Address of principal executive offices

                  Registrant's telephone number: (330) 682-1010
                                                 --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X       No
    -----        -----

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of May 3, 1996:
           Common Stock, $10.00 Par Value: 911,547 Shares Outstanding

                         National Bancshares Corporation

                                      Index

                                                                                Page
                                                                                Number

Part I.  Financial Information
         Item 1.  Financial Statements

                           Consolidated Balance Sheets                          3
                           as of March 31, 1996 and
                           December 31, 1995  (Unaudited)

                           Consolidated Statements of Income                    4
                           for the three months ended
                           March 31, 1996 and 1995
                            (Unaudited)

                           Consolidated Statements of Cash Flows                5
                           for the three months ended
                           March 31, 1996 and 1995
                            (Unaudited)

                           Notes to Consolidated Financial                      6
                           Statements (Unaudited)

         Item 2.  Management's Discussion and Analysis                          6
                           of Financial Condition and
                           Results of Operations

Part II.  Other Information                                                     8

         Item 1.  Legal Proceedings - None
         Item 2.  Changes in Securities - None
         Item 3.  Defaults Upon Senior Securities - None
         Item 4.  Submission of matters to a vote of
                           security holders
         Item 5.  Other Information - None
         Item 6.  Exhibits and Reports on Form 8-K


Signatures                                                                      9


CONSOLIDATED BALANCE SHEETS (Unaudited)                               3/31/96        12/31/95

ASSETS:
Cash and due from banks                                          $  7,611,408    $  7,946,503
Investment securities
 held to maturity                                                  72,718,634      74,770,469
  Approximate market value
   March 31, 1996:      $74,489,000
   December 31, 1995:   $77,242,490
Investment securities available
 for sale (at fair value)                                           5,163,793       3,917,235
Federal funds sold                                                  4,740,000       9,294,346
Loans:
 Commercial                                                        27,974,318      26,717,316
 Real estate mortgage                                              31,987,268      31,514,599
 Installment                                                       16,341,561      16,491,699
                                                                 ----------------------------
Total loans                                                        76,303,147      74,723,614
Less: Unearned income                                                 519,946         535,786
          Allowance for loan losses                                 1,112,172       1,046,542
                                                                 ----------------------------
Loans, net                                                         74,671,029      73,141,286
Accrued interest receivable                                         1,866,779       1,637,600
Premises and equipment                                              2,277,089       2,220,358
Other assets                                                        2,304,718       2,216,288
                                                                 ----------------------------
TOTAL                                                            $171,353,450    $175,144,085
                                                                 ============================

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
Deposits
 Demand                                                          $ 23,974,326    $ 25,013,013
 Savings and N.O.W.s                                               72,210,440      73,206,119
 Time                                                              48,791,175      48,776,982
                                                                 ----------------------------
Total deposits                                                    144,975,941     146,996,114
Securities sold under
 repurchase agreements                                                551,593       3,279,655
Federal reserve note account                                        1,000,000         351,110
Accrued interest payable                                              512,066         558,289
Other liabilities                                                     509,291         572,986
                                                                 ----------------------------
Total liabilities                                                 147,548,891     151,758,154
                                                                 ----------------------------

SHAREHOLDERS' EQUITY
 Common stock - $10 par value;
  6,000,000 shares authorized,  915,651 shares issued               9,156,510       9,156,510
  Surplus                                                           4,689,800       4,689,800
  Retained earnings                                                10,104,351       9,734,575
  Less: Treasury shares; 4,104 and 5,476 shares as of
   March 31, 1996 and December 31, 1995, respectively               (146,102)       (194,954)
                                                                 ----------------------------
Total shareholders' equity                                         23,804,559      23,385,931
                                                                 ----------------------------
TOTAL                                                            $171,353,450    $175,144,085
                                                                 ============================

See notes to consolidated financial statements


CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)                                             Three months ended
                                                      3/31/96       3/31/95
INTEREST INCOME:
 Interest and fees on loans                        $1,760,886     $1,375,706
 Interest on federal funds sold                        83,796         90,394
 Interest and dividends
  on investments
  US government obligations                           590,769        701,129
  Obligations of states and
   political subdivisions                             255,633        264,004
  Other securities                                    474,374        582,546
                                                   -------------------------
    Total interest income                           3,165,458      3,013,779

INTEREST EXPENSE:
 Interest on deposits                               1,170,217      1,015,212
 Expense of funds purchased                            23,507         58,264
                                                   -------------------------
    Total interest expense                          1,193,724      1,073,476
                                                   -------------------------
    Net interest income                             1,971,734      1,940,303
PROVISION FOR LOAN LOSSES                              45,000         45,000
                                                   -------------------------
Net interest income after
 provision for loan losses                          1,926,734      1,895,303

NONINTEREST INCOME                                    189,905        193,792

NONINTEREST EXPENSE:
 Salaries and employee benefits                       699,800        628,489
 Net occupancy expense                                 99,167        102,938
 Data processing expense                              180,345        172,893
 Franchise tax                                         82,531         77,250
 FDIC premium                                             500         78,100
 Other expenses                                       313,833        333,156
                                                   -------------------------
    Total noninterest expense                       1,376,176      1,392,826
                                                   -------------------------

INCOME BEFORE INCOME TAXES                            740,463        696,269
INCOME TAXES                                          166,421        144,887
                                                   -------------------------
NET INCOME                                         $  574,042     $  551,382
                                                   =========================

EARNINGS PER COMMON SHARE *                        $     0.63     $     0.60
                                                   =========================


* Earnings per common share have been restated for the 25% stock dividend issued December 15, 1995.
See notes to consolidated financial statements


CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)                                                                  Three Months Ended
                                                                         03/31/96          03/31/95

Cash Flows From Operating Activities:
Net Income                                                                $  574,042     $  551,382
Adjustments to Reconcile Net Income
  to Net Cash Provided by Operating Activities
  Depreciation and Amortization                                              150,512        169,304
  Provision for Loan Losses                                                   45,000         45,000
  Changes in Operating Assets and Liabilities                               (318,688)      (340,903)
                                                                          -------------------------
Total Adjustments                                                           (123,176)      (126,599)
                                                                          -------------------------
Net Cash Provided by Operating Activities                                    450,866        424,783

Cash Flows From Investing Activities:
  Proceeds from Maturities of Investments                                  1,692,901      2,185,241
  Purchases of Investment Securities                                      (1,000,000)             0
  Capital Expenditures                                                      (119,265)       (17,467)
  Net (Increase) in Loans                                                 (1,574,743)    (3,297,012)
  Decrease in Other Assets                                                    46,822         44,497
                                                                         --------------------------
Net Cash (Used in) Investing Activities                                     (954,285)    (1,084,741)

Cash Flows from Financing Activities:
  Net (Decrease) in Demand
    and Savings Accounts                                                  (2,034,366)    (3,521,106)
  Net Increase (Decrease) in time deposits                                    14,193     (3,324,850)
  Net Increase (Decrease) in Short-Term Borrowings                        (2,079,172)       935,573
  Dividends Paid                                                            (336,763)      (314,827)
  Issue of Stock under Dividend Reinvestment Plan                             50,086              0
                                                                         --------------------------
Net Cash (Used in) by Financing Activities                                (4,386,022)    (6,225,210)
                                                                         --------------------------

Net Change in Cash and Cash Equivalents                                   (4,889,441)    (6,885,168)

Cash and Cash Equivalents at Beginning of the Period                      17,240,849     20,146,107
                                                                         --------------------------
Cash and Cash Equivalents at End of the Period                           $12,351,408    $13,260,939
                                                                         ==========================

Supplemental Disclosure of Cash Flow Information
Cash Paid During the Period for:
  Interest                                                               $ 1,239,947    $ 1,059,490
  Income Taxes                                                               $82,569       ($10,678)

Cash and Cash Equivalents include Cash and Due From Banks
 and Federal Funds Sold.
See notes to consolidated financial statements.


National Bancshares Corporation
Note to Consolidated Financial Statements (Unaudited)

Note 1.  Basis of Presentation

         The consolidated balance sheet as of March 31, 1996, the consolidated statements of earnings for the three month periods ended March 31, 1996 and 1995, and the consolidated statements of cash flows for the three month periods ended March 31, 1996 and 1995 have been prepared by the Corporation without audit. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

         The consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q, but do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. It is suggested that these statements be read in conjunction with the consolidated financial statements and footnotes in the Corporation's annual report on Form 10-K for the year ended December 31, 1995. Operating results for the three months ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996.

         On November 3, 1995, 622 shares were issued under the dividend reinvestment plan. A five for four (25%) stock dividend was declared on November 21, 1995. The record date for the stock dividend was November 30, 1995 and issued December 15, 1995. 321.5 fractional shares calculated were paid in cash, resulting in 915,651 shares issued following the stock dividend. Earnings per common share have been restated to reflect the 915,651 shares issued.



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         FINANCIAL CONDITION

         Balance Sheets

         Total assets decreased $3.8 million or 2.2% below 12/31/95. Cash and due from banks decreased approximately $0.3 million, mainly the result of decreased outgoing check letters at the end of the quarter as compared to 12/31/95. Total investment securities held to maturity decreased $2.1 million from 12/31/95 mainly the result of maturities and early calls by issuers. Net loans increased $1.5 million or 2.1% due to increased demand in the commercial loan and real estate mortgage loan areas.

         Total deposits decreased $2.0 million or approximately 1.4% below 12/31/95. Non-interest bearing demand accounts decreased by 4.2%, non-time interest bearing accounts decreased by 1.4%. Securities sold under repurchase agreements decreased $2.7 million below 12/31/95. Total shareholders' equity increased $0.4 million or 1.8% over 12/31/95.

         Statements of Cash Flows

         Net cash provided by operating activities for the first three months of 1996 was $451 thousand as compared to $425 thousand for the same period in 1995. Net cash used in investing activities was $954 thousand. As a result of decrease in total deposits, $4.4 million net cash was used by financing activities. This caused a net decrease in cash and cash equivalents of $4.9 million during the three nine months of 1996. With total cash and cash equivalents of $12.4 million as of 3/31/96, the Corporation's liquidity ratios continue to remain favorable.

         Analysis of Equity

         Commercial banks whose deposits are insured by the Bank Insurance Fund ("BIF") are required to comply with certain minimum regulatory capital requirements. The following is a summary of the Bank's regulatory capital levels at 3/31/96.

REGULATORY CAPITAL

(Dollars in                    Tangible                   Core                  Risk Based
Thousands)                      Capital                  Capital                  Capital

                      -------------------------------------------------------------------------
Total
 regulatory
 capital                  $22,562      20.23%      $22,562        20.23%    $23,674     21.23%

Fully phased
 in regulatory
 capital
 requirement                1,673       1.50%        4,460         4.00%      8,921      8.00%

                      -------------------------------------------------------------------------
Regulatory
 capital
 excess                   $20,889      18.73%      $18,102        16.23%    $14,753     13.23%

                      =========================================================================

*Adjusted risk based assets $111,511 (thousands)

         RESULTS OF OPERATIONS

         The Company is on a fiscal year ending December 31st. Interest income totaled $3.2 million or $152 thousand higher for the three months ended 3/31/96 as compared to same period in 1995. Interest expense was $1.2 million for the three months ended 3/31/96 or $120 thousand above 1995. This caused an increase of $31 thousand net interest income or approximately 1.6% increase for the three month period ended 3/31/96 as compared to 3/31/95.

         Net interest rate margins were 5.33% and 5.52% for the first three months of 1996 and 1995, respectively. Interest income yields decreased 3 basis points as compared to interest costs which increased 17 basis points in 1996 over 1995. This increase in interest costs were mainly the result of a the general increase in time deposits.

         Provision for loan losses were $45,000 for the three month periods ended 3/31/96 and 3/31/95. Net recoveries for the three months ended 3/31/96 were $21 thousand as compared to net charge off of $7 thousand for the same period in 1995.

         Noninterest income was $190 thousand for the three months ended 3/31/96 or approximately $4 thousand below the same period in 1995.

         Noninterest expense was $1.4 million for the three months ended 3/31/96 or 1.2% below the same period ended 3/31/95. There were reductions in net occupancy, FDIC premiums and other expenses which more than offset the increases in salary and benefits, data processing and Franchise tax.

         Net income was $574 thousand for the quarter ended 3/31/96 or 4.1% above the same quarter of 1995. This was caused primarily by increased net interest income and reduced non-interest expenses.

PART II.  OTHER INFORMATION

         Item 1.  Legal Proceedings - None
         Item 2.  Changes in Securities - None
         Item 3.  Defaults Upon Senior Securities - None
         Item 4.  Submission of matters to a vote of security holders - Notice of annual meeting of shareholders and proxy statement date March 29, 1996 was previously filed with the SEC on March 26, 1996.
         Item 5.  Other Information - None
         Item 6.  Exhibits and Reports on Form 8-K
                  a. Exhibits

Exhibit No.                                                                     If incorporated by Reference,
Under Reg.          Form 10-Q                                                   Documents with Which Exhibit
S-K, Item 601       Exhibit No.       Description of Exhibits                   was Previously Filed with SEC
(11)                 1 (pg. 4)        Computation of Earnings per Share         Incorporated by reference
(27)                                  Financial Data Schedule

No other exhibits are required to be filed herewith pursuant to Item 601 of Regulation S-K.

          b. There were no Reports on Form 8-K filed for the quarter ended 3/31/96.

                                   Signatures

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            National Bancshares Corporation


Date:    May 10, 1996                       /s/Charles J. Dolezal
         -------------------------          ---------------------------------
                                            Charles J. Dolezal, President



Date:    May 10, 1996                       /s/Michael D. Hofstetter
         -------------------------          ---------------------------------
                                            Michael D. Hofstetter, Secretary -
                                            Treasurer
                                            (Principal Financial Officer)