Form 10-Q
period 1996-06-30
NATIONAL BANCSHARES CORP /OH/
filed 1996-08-09
CIK 790362

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For Quarterly Period Ended June 30, 1996

                         Commission File Number 0-14773

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of July 26, 1996:

           Common Stock, $10.00 Par Value: 913,202 Shares Outstanding

                         National Bancshares Corporation

                                      Index

                                                                                Page
                                                                                Number
Part I.  Financial Information

         Item 1.  Financial Statements

                           Consolidated Balance Sheets                          3
                           as of June 30, 1996 and
                           December 31, 1995  (Unaudited)

                           Consolidated Statements of Income                    4
                           for the three and six months ended
                           June 30, 1996 and 1995
                            (Unaudited)

                           Consolidated Statements of Cash Flows                5
                           for the six months ended
                           June 30, 1996 and 1995
                            (Unaudited)

                           Notes to Consolidated Financial                      6
                           Statements (Unaudited)

         Item 2.  Management's Discussion and Analysis                          6
                           of Financial Condition and
                           Results of Operations

Part II.  Other Information                                                     8

         Item 1.  Legal Proceedings - None
         Item 2.  Changes in Securities - None
         Item 3.  Defaults Upon Senior Securities - None
         Item 4.  Submission of matters to a vote of
                           security holders - None
         Item 5.  Other Information - None
         Item 6.  Exhibits and Reports on Form 8-K


Signatures                                                                      9

CONSOLIDATED BALANCE SHEETS (Unaudited)

                                                                     06/30/96         12/31/95
ASSETS:
Cash and due from banks                                             $6,088,809        $7,946,503
Investment securities
 held to maturity                                                   68,358,214        74,770,469
  Approximate market value
   June 30, 1996:       $69,050,000
   December 31, 1995:  $77,242,490
Investment securities available
 for sale (at fair value)                                            5,125,371         3,917,235
Federal funds sold                                                   7,055,000         9,294,346
Loans:
 Commercial                                                         30,995,183        26,717,316
 Real estate mortgage                                               33,242,340        31,514,599
 Installment                                                        14,013,036        16,491,699
                                                              -----------------------------------
Total loans                                                         78,250,559        74,723,614
Less: Unearned income                                                  497,644           535,786
         Allowance for loan losses                                   1,155,781         1,046,542
                                                              -----------------------------------
Loans, net                                                          76,597,134        73,141,286
Accrued interest receivable                                          1,546,553         1,637,600
Premises and equipment                                               2,224,425         2,220,358
Other assets                                                         2,398,540         2,216,288
                                                              -----------------------------------
TOTAL                                                             $169,394,046      $175,144,085
                                                              ===================================

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
Deposits
 Demand                                                            $23,821,608       $25,013,013
 Savings and N.O.W.s                                                70,317,685        73,206,119
 Time                                                               46,873,010        48,776,982
                                                              -----------------------------------
Total deposits                                                     141,012,303       146,996,114
Securities sold under
 repurchase agreements                                               2,248,102         3,279,655
Federal reserve note account                                         1,000,000           351,110
Accrued interest payable                                               545,696           558,289
Other liabilities                                                      380,000           572,986
                                                              -----------------------------------
Total liabilities                                                  145,186,101       151,758,154
                                                              -----------------------------------

SHAREHOLDERS' EQUITY
 Common stock - $10 par value;
  6,000,000 shares authorized,  915,651 shares issued                9,156,510         9,156,510
  Surplus                                                            4,689,800         4,689,800
  Retained earnings                                                 10,477,762         9,734,575
  Less: Treasury shares: 3,262 and 5,476 shares as of
  June 30, 1996 and December 31, 1995, respectively                   (116,127)         (194,954)
                                                              -----------------------------------
Total shareholders' equity                                          24,207,945        23,385,931
                                                              -----------------------------------
TOTAL                                                             $169,394,046      $175,144,085
                                                              ===================================

See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)                                      Three months ended           Six months ended
                                               06/30/96      06/30/95      06/30/96      06/30/95
INTEREST INCOME:
 Interest and fees on loans                     $1,802,139    $1,510,203    $3,563,025   $2,885,909
 Interest on federal funds sold                     98,471       135,815       182,267      226,209
 Interest and dividends
  on investments
  US government obligations                        563,996       656,165     1,154,765    1,357,294
  Obligations of states and
   political subdivisions                          253,873       262,854       509,506      526,858
  Other securities                                 439,533       557,397       913,907    1,139,943
                                             -------------------------------------------------------
    Total interest income                        3,158,012     3,122,434     6,323,470    6,136,213

INTEREST EXPENSE:
 Interest on deposits                            1,161,580     1,118,743     2,331,797    2,133,955
 Expense of funds purchased                         17,827        66,287        41,334      124,551
                                             -------------------------------------------------------
    Total interest expense                       1,179,407     1,185,030     2,373,131    2,258,506
                                             -------------------------------------------------------
    Net interest income                          1,978,605     1,937,404     3,950,339    3,877,707
PROVISION FOR LOAN LOSSES                           45,000        45,000        90,000       90,000
                                             -------------------------------------------------------
Net interest income after
 provision for loan losses                       1,933,605     1,892,404     3,860,339    3,787,707

NONINTEREST INCOME                                 205,209       176,554       395,114      370,346

NONINTEREST EXPENSE:
 Salaries and employee benefits                    688,349       620,684     1,388,149    1,249,173
 Net occupancy expense                             101,094        95,474       200,261      198,412
 Data processing expense                           182,584       170,795       362,929      343,688
 Franchise tax                                      83,250        77,250       165,781      154,500
 FDIC premium                                          500        78,096         1,000      156,196
 Other expenses                                    338,549       367,828       652,382      700,984
                                             -------------------------------------------------------
    Total noninterest expense                    1,394,326     1,410,127     2,770,502    2,802,953
                                             -------------------------------------------------------

INCOME BEFORE INCOME TAXES                         744,488       658,831     1,484,951    1,355,100
INCOME TAXES                                       168,246       135,968       334,667      280,855
                                             -------------------------------------------------------
NET INCOME                                        $576,242      $522,863    $1,150,284   $1,074,245
                                             =======================================================

EARNINGS PER COMMON SHARE *                          $0.63         $0.57         $1.26        $1.17
                                             =======================================================

*Earnings per common share have been restated for the current weighted average number of shares outstanding for 1996.

See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)                                                         Six Months Ended
                                                                06/30/96        06/30/95

Cash Flows From Operating Activities:
Net Income                                                       $1,150,284       $1,074,245
Adjustments to Reconcile Net Income
  to Net Cash Provided by Operating Activities
  Depreciation and Amortization                                     300,349          315,624
  Provision for Loan Losses                                          90,000           90,000
  Changes in Operating Assets and Liabilities                      (213,112)           3,210
                                                                ----------------------------
Total Adjustments                                                   177,237          408,834
                                                                ----------------------------
Net Cash Provided by Operating Activities                         1,327,521        1,483,079

Cash Flows From Investing Activities:
  Proceeds from Maturities of Investments                         7,480,815        7,931,359
  Purchases of Investment Securities                             (2,500,000)               0
  Capital Expenditures                                             (128,704)         (40,983)
  Net (Increase) in Loans                                        (3,545,848)      (8,883,985)
  Decrease in Other Assets                                           72,641           76,538
                                                                ----------------------------
Net Cash Provided by(Used in) Investing Activities                1,378,904         (917,071)

Cash Flows from Financing Activities:
  Net (Decrease) in Demand
    and Savings Accounts                                         (4,079,839)      (5,570,579)
  Net (Decrease) in time deposits                                (1,903,972)        (393,623)
  Net Increase(Decrease) in Short-Term Borrowings                  (382,663)       1,891,504
  Dividends Paid                                                   (519,073)        (475,901)
  Issue of Stock under Dividend Reinvestment Plan                    82,082                0
                                                                ----------------------------
Net Cash (Used in) Financing Activities                          (6,803,465)      (4,548,599)
                                                                ----------------------------

Net Change in Cash and Cash Equivalents                          (4,097,040)      (3,982,591)

Cash and Cash Equivalents at Beginning of the Period             17,240,849       20,146,107
                                                                ----------------------------
Cash and Cash Equivalents at End of the Period                  $13,143,809      $16,163,516
                                                                ============================

Supplemental Disclosure of Cash Flow Information
Cash Paid During the Period for:
  Interest                                                       $2,385,724       $2,151,309
  Income Taxes                                                     $459,952         $271,235

Cash and Cash Equivalents include Cash and Due From Banks and Federal Funds
 Sold.

See notes to consolidated financial statements.

National Bancshares Corporation
Note to Consolidated Financial Statements (Unaudited)

Note 1.  Basis of Presentation

         The consolidated balance sheet as of June 30, 1996, the consolidated statements of earnings for the six month periods ended June 30, 1996 and 1995, and the consolidated statements of cash flows for the six month periods ended June 30, 1996 and 1995 have been prepared by the Corporation without audit. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

         The consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q, but do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. It is suggested that these statements be read in conjunction with the consolidated financial statements and footnotes in the Corporation's annual report on Form 10-K for the year ended December 31, 1995. Operating results for the six months ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996.

         On November 3, 1995, 622 shares were issued under the dividend reinvestment plan. A five for four (25%) stock dividend was declared on November 21, 1995. The record date for the stock dividend was November 30, 1995 and the issue date was December 15, 1995. 321.5 fractional shares calculated were paid in cash, resulting in 915,651 shares issued following the stock dividend. Earnings per common share have been restated for the current weighted average number of shares outstanding for 1996 of 911,510 shares.



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         FINANCIAL CONDITION

         Balance Sheets

         Total assets decreased $5.7 million or 3.3% below 12/31/95. Cash and due from banks decreased approximately $1.9 million, mainly the result of decreased outgoing check letters at the end of the quarter as compared to 12/31/95. Total investment securities held to maturity decreased $6.4 million from 12/31/95 mainly the result of maturities and early calls by issuers. Investment securities available for sale increased by $1.2 million above 12/31/95. Net loans increased $3.5 million or 4.7% due to increased demand in the commercial loan and real estate mortgage loan areas.

         Total deposits decreased $6.0 million or approximately 4.1% below 12/31/95. Non-interest bearing demand accounts decreased by 4.8%, non-time interest bearing accounts decreased by 3.9% and time deposits decreased by 3.9%. Securities sold under repurchase agreements decreased $1.0 million below 12/31/95. Total shareholders' equity increased $0.8 million or 3.5% over 12/31/95.

         Statements of Cash Flows

         Net cash provided by operating activities for the first six months of 1996 was $1.3 million as compared to $1.5 million for the same period in 1995. Net cash provided by investing activities was $1.4 million as compared to $.9 million used in same period of 1995. Primarily as a result of decrease in total deposits, $6.8 million net cash was used by financing activities. This caused a net decrease in cash and cash equivalents of $4.1 million during the first six months of 1996 as compared to a $4.0 million decrease in 1995. With total cash and cash equivalents of $13.1 million as of 6/30/96, the Corporation's liquidity ratios continue to remain favorable.


         Analysis of Equity

         Commercial banks whose deposits are insured by the Bank Insurance Fund ("BIF") are required to comply with certain minimum regulatory capital requirements. The following is a summary of the Bank's regulatory capital levels at 6/30/96.

REGULATORY CAPITAL

(Dollars in                  Tangible                    Core                  Risk Based
Thousands)                    Capital                  Capital                   Capital

                      ---------------------------------------------------------------------------
Total
 regulatory
 capital                  $22,994      20.89%      $22,994        20.89%     $24,150      21.94%

Fully phased
 in regulatory
 capital
 requirement                1,651       1.50%        4,402         4.00%       8,804       8.00%

                      ---------------------------------------------------------------------------
Regulatory
 capital
 excess                   $21,343      19.39%      $18,592        16.89%     $15,346      13.94%

                      ===========================================================================

*Adjusted risk based assets $                      110,056 (thousands)


         RESULTS OF OPERATIONS

         The Company is on a fiscal year ending December 31st. Interest income totaled $3.2 million or $36 thousand higher for the three months ended 6/30/96 as compared to the same period in 1995. Interest expense was $1.2 million for the three months ended 6/30/96 or $6 thousand below 1995. This caused an increase of $41 thousand net interest income or approximately 2.2% increase for the three month period ended 6/30/96 as compared to 6/30/95. The six month results for the periods ended 6/30/96 and 6/30/95 were an increase in interest income of $187 thousand and interest expense up $115 thousand. This provided for a net interest income increase of $73 thousand or a 1.9% increase for the six months ended 6/30/96 when compared to 6/30/95.

         Net interest rate margins were 5.33% and 5.42% for the first six months of 1996 and 1995, respectively. Interest income yields decreased 3 basis points as compared to interest costs which increased 6 basis points in 1996 over 1995. The increase in interest costs were mainly the result of the general increase in time deposit rates.

         Provision for loan losses were $45,000 for the three month periods and $90,000 for the six month periods ended 6/30/96 and 6/30/95. Net recoveries for the six months ended 6/30/96 were $19 thousand as compared to a net charge off of $10 thousand for the same period in 1995.

         Noninterest income was $205 thousand for the three months ended 6/30/96 or approximately $29 thousand above the same period in 1995. Noninterest income for the six months ended 6/30/96 was $395 thousand or approximately 6.7% over 1995.

         Noninterest expense was $1.4 million for the three months ended 6/30/96 or 1.1% below the same period ended 6/30/95. Year to date noninterest expenses for 1996 were $2.8 million or 1.2% below the same period 1995. There were reductions in FDIC premiums and other expenses which more than offset the increases in salary and benefits, net occupancy, data processing and Franchise tax.

         Net income was $576 thousand for the three months ended 6/30/96 or 10.2% above the same quarter of 1995. Net income was approximately $1.2 million for the six months ended 6/30/96 or 7.1% above the first six months of 1995. This $76 thousand increase was caused by higher net interest and noninterest income and lower non-interest expense.

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

                   b. There were no Reports on Form 8-K filed for the quarter ended 6/30/96.

                                   Signatures

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       National Bancshares Corporation


Date:    July 26, 1996            /s/Charles J. Dolezal
         ---------------------       -----------------------------------------
                                     Charles J. Dolezal, President



Date:    July 26, 1996            /s/Michael D. Hofstetter
         ---------------------    --------------------------------------------
                                  Michael D. Hofstetter, Secretary - Treasurer
                                  (Principal Financial Officer)