Form 10-Q
period 1996-09-30
NATIONAL BANCSHARES CORP /OH/
filed 1996-11-08
CIK 790362

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For Quarterly Period Ended September 30, 1996

                         Commission File Number 0-14773

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

Yes __X__.    No _____.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of November 6, 1996:

           Common Stock, $10.00 Par Value: 913,967 Shares Outstanding

                          National Bancshares Corporation

                                    Index
                                                                                Page
                                                                                Number

Part I.  Financial Information

         Item 1.  Financial Statements

                           Consolidated Balance Sheets                          3
                           as of September 30, 1996 and
                           December 31, 1995  (Unaudited)

                           Consolidated Statements of Income for the three      4
                           and nine months ended September 30, 1996 and 1995
                           (Unaudited)

                           Consolidated Statements of Cash Flows                5
                           for the nine months ended
                           September 30, 1996 and 1995
                           (Unaudited)

                           Notes to Consolidated Financial                      6
                           Statements (Unaudited)

         Item 2.  Management's Discussion and Analysis                          6
                           of Financial Condition and
                           Results of Operations

Part II.  Other Information                                                     8

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


NATIONAL BANCSHARES CORPORATION
CONSOLIDATED BALANCE SHEETS (Unaudited)
                                                                              09/30/96          12/31/95
ASSETS:
Cash and due from banks                                                          $7,633,763       $7,946,503
Investment securities
 held to maturity                                                                68,697,140       74,770,469
  Approximate market value
   September 30, 1996: $69,571,000
   December 31, 1995:  $77,242,490
Investment securities available
 for sale (at fair value)                                                         3,378,675        3,917,235
Federal funds sold                                                                9,655,000        9,294,346
Loans:
 Commercial                                                                      32,438,258       26,717,316
 Real estate mortgage                                                            34,229,158       31,514,599
 Installment                                                                     13,439,315       16,491,699
                                                                        ------------------------------------
 Total loans                                                                     80,106,731       74,723,614
 Less: Unearned income                                                              495,268          535,786
         Allowance for loan losses                                                1,185,779        1,046,542
                                                                        ------------------------------------
 Loans, net                                                                      78,425,684       73,141,286
 Accrued interest receivable                                                      1,684,713        1,637,600
 Premises and equipment                                                           2,401,512        2,220,358
 Other assets                                                                     2,356,463        2,216,288
                                                                        ------------------------------------
TOTAL                                                                          $174,232,950     $175,144,085
                                                                        ====================================

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
Deposits
 Demand                                                                         $21,597,686      $25,013,013
 Savings and N.O.W.s                                                             72,272,972       73,206,119
 Time                                                                            51,141,694       48,776,982
                                                                        ------------------------------------
Total deposits                                                                  145,012,352      146,996,114
Securities sold under
 repurchase agreements                                                            2,617,993        3,279,655
Federal reserve note account                                                        995,378          351,110
Accrued interest payable                                                            509,486          558,289
Other liabilities                                                                   480,174          572,986
                                                                        ------------------------------------
Total liabilities                                                               149,615,383      151,758,154
                                                                        ------------------------------------

SHAREHOLDERS' EQUITY
 Common stock - $10 par value;
  6,000,000 shares authorized,  915,651 shares issued                             9,156,510        9,156,510
  Surplus                                                                         4,689,800        4,689,800
  Retained earnings                                                              10,858,442        9,734,575
  Less: Treasury shares (at cost): 2,449 and 5,476 shares as of
   September 30, 1996 and December 31, 1995, respectively                           (87,185)        (194,954)
                                                                        ------------------------------------
Total shareholders' equity                                                       24,617,567       23,385,931
                                                                        ------------------------------------
TOTAL                                                                          $174,232,950     $175,144,085
                                                                        ====================================

See notes to consolidated financial statements

NATIONAL BANCSHARES CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)                                     Three months ended            Nine months ended
                                              09/30/96       09/30/95      09/30/96        09/30/95
INTEREST INCOME:
 Interest and fees on loans                     $1,829,806   $1,626,122     $5,392,831       $4,512,031
 Interest on federal funds sold                    105,990      166,720        288,257          392,929
 Interest and dividends
  on investments
  US government obligations                        567,536      609,109      1,722,301        1,966,403
  Obligations of states and
   political subdivisions                          252,671      261,093        762,177          787,951
  Other securities                                 413,971      527,930      1,327,878        1,667,873
                                          -------------------------------------------------------------
    Total interest income                        3,169,974    3,190,974      9,493,444        9,327,187

INTEREST EXPENSE:
 Interest on deposits                            1,161,798    1,180,105      3,493,595        3,314,060
 Expense of funds purchased                         40,987       67,986         82,321          192,537
                                          -------------------------------------------------------------
    Total interest expense                       1,202,785    1,248,091      3,575,916        3,506,597
                                          -------------------------------------------------------------
    Net interest income                          1,967,189    1,942,883      5,917,528        5,820,590
PROVISION FOR LOAN LOSSES                           45,000       45,000        135,000          135,000
                                          -------------------------------------------------------------
Net interest income after
 provision for loan losses                       1,922,189    1,897,883      5,782,528        5,685,590

NONINTEREST INCOME                                 208,476      178,070        603,590          548,416

NONINTEREST EXPENSE:
 Salaries and employee benefits                    672,467      705,995      2,060,616        1,955,168
 Net occupancy expense                             111,083      110,186        311,344          308,598
 Data processing expense                           191,702      183,764        554,631          527,452
 Franchise tax                                      83,250       77,250        249,031          231,750
 FDIC premium                                          500       (9,174)         1,500          147,022
 Other expenses                                    339,884      321,017        992,266        1,022,001
                                          -------------------------------------------------------------
    Total noninterest expense                    1,398,886    1,389,038      4,169,388        4,191,991
                                          -------------------------------------------------------------

INCOME BEFORE INCOME TAXES                         731,779      686,915      2,216,730        2,042,015
INCOME TAXES                                       160,231      146,164        494,898          427,019
                                          -------------------------------------------------------------
NET INCOME                                        $571,548     $540,751     $1,721,832       $1,614,996
                                          =============================================================

EARNINGS PER COMMON SHARE *                          $0.63        $0.59          $1.89            $1.77
                                          =============================================================

* 1995 Earnings per common share have been restated for 25% stock dividend.  See Note 1.

See notes to consolidated financial statements


NATIONAL BANCSHARES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)                                                            Nine Months Ended
                                                                  09/30/96          09/30/95
Cash Flows From Operating Activities:

Net Income                                                          $1,721,832         $1,614,996
Adjustments to Reconcile Net Income
  to Net Cash Provided by Operating Activities
  Depreciation and Amortization                                        449,170            462,758
  Provision for Loan Losses                                            135,000            135,000
  Net Losses on Sales of Investment Securities                          21,097                  0
  Changes in Operating Assets and Liabilities                         (202,508)          (143,637)
                                                             ------------------------------------
Total Adjustments                                                      402,759            454,121
                                                             ------------------------------------
Net Cash Provided by Operating Activities                            2,124,591          2,069,117
Cash Flows From Investing Activities:
  Proceeds from Maturities of Investments                            9,778,533         10,000,271
  Proceeds from Sale of Investments (AFS)                            1,000,000                  0
  Purchases of Investment Securities                                (4,500,000)        (1,000,000)
  Capital Expenditures                                                (376,973)           (84,339)
  Net (Increase) in Loans                                           (5,419,398)       (13,446,648)
  Decrease in Other Assets                                              29,266            175,393
                                                              -----------------------------------
Net Cash Provided by (Used in) Investing Activities                    511,428         (4,355,323)
Cash Flows from Financing Activities:
  Net (Decrease) in Demand
    and Savings Accounts                                            (4,348,474)        (5,760,466)
  Net Increase in time deposits                                      2,364,712          6,315,430
  Net Increase (Decrease) in Short-Term Borrowings                     (17,394)           821,437
  Dividends Paid                                                      (701,550)          (636,975)
  Issuance of Stock under Dividend Reinvestment Plan                   114,601                  0
                                                              -----------------------------------
Net Cash Provided by (Used in) Financing Activities                 (2,588,105)           739,426
                                                              -----------------------------------

Net Change in Cash and Cash Equivalents                                 47,914         (1,546,780)

Cash and Cash Equivalents at Beginning of the Period                17,240,849         20,146,107
                                                              -----------------------------------
Cash and Cash Equivalents at End of the Period                     $17,288,763        $18,599,327
                                                              ===================================

Supplemental Disclosure of Cash Flow Information
Cash Paid During the Period for:
  Interest                                                          $3,624,719         $3,388,313
  Income Taxes                                                        $625,345           $410,817

Cash and Cash Equivalents include Cash and Due From Banks and Federal Funds
 Sold.

See notes to consolidated financial statements.

National Bancshares Corporation
Note to Consolidated Financial Statements (Unaudited)

Note 1.  Basis of Presentation

         The consolidated balance sheet as of September 30, 1996, the consolidated statements of earnings for the three and nine month periods ended September 30, 1996 and 1995, and the consolidated statements of cash flows for the nine month periods ended September 30, 1996 and 1995 have been prepared by the Corporation without audit. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

         The consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q, but do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. It is suggested that these statements be read in conjunction with the consolidated financial statements and footnotes in the Corporation's annual report on Form 10-K for the year ended December 31, 1995. Operating results for the nine months ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996.

         On November 3, 1995, 622 shares were issued under the dividend reinvestment plan. A five for four (25%) stock dividend was declared on November 21, 1995. The record date for the stock dividend was November 30, 1995 and the issue date was December 15, 1995. 321.5 fractional shares calculated were paid in cash, resulting in 915,651 shares issued following the stock dividend. Earnings per common share have been restated for the current weighted average number of shares outstanding as of September 30, 1996 of 912,016 shares. A five for four (25%) stock dividend was declared on October 15, 1996 with a record date of October 31, 1996 and an issue date of November 15, 1996.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         FINANCIAL CONDITION

         Balance Sheets

         Total assets decreased $0.9 million or 0.5% below 12/31/95. Cash and due from banks decreased approximately $0.3 million, mainly the result of a lower outgoing check letter at the end of the quarter as compared to 12/31/95. Total investment securities held to maturity decreased $6.1 million from 12/31/95 mainly the result of maturities and early calls by issuers. Investment securities available for sale decreased by $0.5 million below 12/31/95. Net loans increased $5.3 million or 7.2% due to increased demand in the commercial loan and real estate mortgage loan areas.

         Total deposits decreased $2.0 million or approximately 1.3% below 12/31/95 as result of increased competition for deposits. Non-interest bearing demand accounts decreased by 13.7%, non-time interest bearing accounts decreased by 1.3% and time deposits increased by 4.8%. Securities sold under repurchase agreements decreased $0.7 million below 12/31/95. Total shareholders' equity increased $1.2 million or 5.3% over 12/31/95.

         Statements of Cash Flows

         Net cash provided by operating activities for the first nine months of 1996 and 1995 was $2.1 million. Net cash provided by investing activities was $0.5 million as compared to $4.4 million used in same period of 1995 due to lower levels of loan origination in 1996. Net cash of $2.6 million was used by financing activities primarily as a result of the decrease in total deposits. The above items caused a net increase in cash and cash equivalents of $48 thousand during the first nine months of 1996 as compared to a $1.5 million decrease in 1995. With total cash and cash equivalents of $17.3 million as of 9/30/96, the Corporation's liquidity ratios continue to remain favorable.

         Analysis of Equity

         Commercial banks whose deposits are insured by the Bank Insurance Fund ("BIF") are required to comply with certain minimum regulatory capital requirements. The following is a summary of the Bank's regulatory capital levels at 9/30/96.


REGULATORY CAPITAL*
(Dollars in              Tangible                   Core                  Risk Based
Thousands)               Capital                   Capital                  Capital

                    ------------------------------------------------------------------------
Total
 regulatory
 capital               $23,408     21.06%        $23,408     21.06%      $24,594     22.13%

Fully phased
 in regulatory
 capital
 requirement             1,667      1.50%          4,445      4.00%        8,890      8.00%

                    ------------------------------------------------------------------------
Regulatory
 capital
 excess                $21,741     19.56%        $18,963     17.06%      $15,704     14.13%

                    ========================================================================

* Adjusted risk based assets $111,125    (thousands)


         RESULTS OF OPERATIONS

         The Company is on a fiscal year ending December 31st. Interest income totaled $3.2 million or $21 thousand lower for the three months ended 9/30/96 as compared to the same period in 1995. Interest expense was $1.2 million for the three months ended 9/30/96 or $45 thousand below 1995. This caused an increase of $24 thousand net interest income or approximately 1.3% increase for the three month period ended 9/30/96 as compared to 9/30/95. The nine month results for the periods ended 9/30/96 and 9/30/95 were an increase in interest income of $166 thousand and interest expense up $69 thousand. This provided for a net interest income increase of $97 thousand or a 1.7% increase for the nine months ended 9/30/96 when compared to 9/30/95.

         Net interest rate margins were 5.30% and 5.33% for the first nine months of 1996 and 1995, respectively. Interest income yields decreased 3 basis points as compared to interest costs which increased 1 basis points in 1996 over 1995. The increase in interest costs were mainly the result of the general increase in time deposit rates.

         Provision for loan losses were $45,000 for the three month periods and $135,000 for the nine month periods ended 9/30/96 and 9/30/95. Net recoveries for the nine months ended 9/30/96 were $4 thousand as compared to a net charge off of $7 thousand for the same period in 1995.

        Noninterest income was $208 thousand for the three months ended 9/30/96 or approximately $30 thousand above the same period in 1995. Noninterest income for the nine months ended 9/30/96 was $604 thousand or approximately 10.1% over 1995.

         Noninterest expense was $1.4 million for the three months ended 9/30/96 or 0.7% above the same period ended 9/30/95. Year to date noninterest expenses for 1996 were $4.2 million or 0.5% below the same period 1995. There were reductions in FDIC premiums and other expenses which more than offset the increases in salary and benefits, net occupancy, data processing and Franchise tax.

         Net income was $572 thousand for the three months ended 9/30/96 or 5.7% above the same quarter of 1995. Net income was approximately $1.7 million for the nine months ended 9/30/96 or 6.6% above the first nine months of 1995. This $107 thousand increase was caused by higher net interest and noninterest income combined with lower non-interest expense.

PART II.  OTHER INFORMATION

         Item 1.  Legal Proceedings - None
         Item 2.  Changes in Securities - None
         Item 3.  Defaults Upon Senior Securities - None
         Item 4.  Submission of matters to a vote of security holders - None
         Item 5.  Other Information - None
         Item 6.  Exhibits and Reports on Form 8-K
                  a. Exhibits

Exhibit No.                                       If incorporated by Reference,
Under Reg.                                        Documents with Which Exhibit
S-K, Item 601  Description of Exhibits            was Previously Filed with SEC
(11)           Computation of Earnings per Share  Filed Herewith
(27)           Financial Data Schedule

No other exhibits are required to be filed herewith pursuant to Item 601 of Regulation S-K.

                  b. There were no Reports on Form 8-K filed for the
                     quarter ended 9/30/96.

                                   Signatures

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                National Bancshares Corporation

Date:    November 6, 1996       /s/Charles J. Dolezal
         -------------------    ---------------------------------
                                Charles J. Dolezal, President

Date:    November 6, 1996       /s/Michael D. Hofstetter
         -------------------    ---------------------------------
                                Michael D. Hofstetter, Secretary - Treasurer
                                (Principal Financial Officer)