Form 10-K405
period 1996-12-31
NATIONAL BANCSHARES CORP /OH/
filed 1997-03-21
CIK 790362

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

                     ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Fiscal Year Ended Dec. 31, 1996 Commission File Number 0-14773

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. __X__

State the aggregate market value of the voting stock held by non-affiliates of the registrant as of March 4, 1997: $42,036,561.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of March 4, 1997.

                   Common Stock, $10.00 Par Value: 1,143,852

Documents Incorporated by Reference:

- Portions of the registrant's Proxy Statement dated March 27,1997 and previously filed March 20, 1997, are incorporated by reference into Part III.
- Portions of the registrant's Annual Report to Shareholders, December 31, 1996 are incorporated by reference in Parts I, II, IV.

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
    Item 4 - Submission of Matters to a Vote of Security Holders  - None

  Part II
    Item 5 - Market for the Registrant's Common Equity
             and Related Stockholder Matters - Note 1                  A9
    Item 6 - Selected Financial Data - Note 1                          A1
    Item 7 - Management's Discussion and Analysis of Financial
             Condition and Results of Operation - Note 1               A2-8
    Item 8 - Financial Statements - Note 1                             A10-21
    Item 9 - Changes in and Disagreements with Accountants on
             Accounting and Financial Disclosure - None

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

  Part IV
    Item 14- Exhibits, Financial Statement Schedules and Reports on Form 8-K
      Report of Deloitte & Touche L.L.P., Independent Auditors         A21
      Financial Statements: - Note 1
        Consolidated Balance Sheets as of December 31,
          1996 and 1995                                                A10
        Consolidated Statements of Income for the Years Ended
          December 31, 1996, 1995 and 1994                             A11
        Consolidated Statements of Cash Flows for the Years
          Ended December 31, 1996, 1995 and 1994                       A13
        Consolidated Statements of Changes in Stockholders'
          Equity for the Years Ended December 31, 1996,
          1995 and 1994                                                A12
        Notes to Financial Statements - Note 1                         A14-21
      Reports on Form 8-K filed in fourth quarter of 1996: None
      Exhibit Table                                                    12
  Signatures                                                           11

Appendix A - National Bancshares 1996 Annual Report to                 A
                 Shareholders

Note 1 - Incorporated by reference from the registrant's Annual Report to Shareholders for the year ended December 31, 1996 -- Appendix A

Note 2 - Incorporated by reference from the registrant's proxy statement dated March 27, 1997 previously filed with the SEC on March 20, 1997

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

Item 3 - Legal Proceedings

There were no legal proceedings other than ordinary routine litigation incidental to business during 1996.

Item 10 - Executive Officers

The Executive Officers of the Company are as follows:

Name                       Age      Position
Charles J. Dolezal         44       President
                                    President of First National Bank

Michael D. Hofstetter      44       Sr. Vice President & Secretary-Treasurer
                                    Sr. Vice President & Controller of
                                    First National Bank

There is no family relationship between any of the above executive officers. Mr. Dolezal has been an executive officer of the Company since its formation in 1986 and the Bank during the past 5 years. Mr. Hofstetter was appointed Sr. Vice President and Secretary-Treasurer of the Company on January 1, 1990 and has been an executive officer of the Bank during the past 5 years. Mr. Hofstetter has tendered his resignation which will be effective in the second quarter of 1997.

VOLUME AND RATE VARIANCE ANALYSIS

The following table represents a summary analysis of changes in interest income, interest expense and the resulting net interest income on a tax equivalent basis for the periods presented each, as compared with the preceding period. Volume is based on daily average balances.

(Dollars in thousands)                  1996 versus 1995                  1995 versus 1994
                                      Increase (Decreases)              Increase (Decreases)
                                       Due to Changes In                 Due to Changes In
                                -------------------------------    ------------------------------
                                                          Net                               Net
                                     Volume      Rate   Change         Volume      Rate   Change
                                -------------------------------    ------------------------------
Interest Income
 Investment securities:
  Taxable                             ($591)    ($135)   ($726)           $61       $65     $126
  Nontaxable                            (41)       (4)     (45)           (20)      (24)     (44)
  (tax equivalent basis)*
 Federal funds sold                     (15)      (47)     (62)            91       135      226
 Loans (including
  nonaccrual loans)                   1,090      (154)     936            823       700    1,523
                                -------------------------------    ------------------------------

   Total interest Income
   (tax equivalent basis)*             $443     ($340)    $103           $955      $876   $1,831
                                ===============================    ==============================


Interest Expense
 Deposits
  Interest bearing checking            ($32)     ($42)    ($74)           $61       $86     $147
  Savings                                11         6       17            (74)        1      (73)
  Time, $100,000
   and over                              27        44       71             90       107      197
  Time, other                           194         3      197            236       413      649
 Other funds purchased                 (106)       (7)    (113)            84        63      147
                                -------------------------------    ------------------------------

   Total interest
    expense                             $94        $4      $98           $398      $669   $1,067
                                ===============================    ==============================


Changes in net
 interest income (tax
 equivalent basis)*                    $349     ($344)      $5           $558      $206     $764
                                ===============================    ==============================

* Tax equivalence based on highest statutory tax rates of 34%.

RATE SENSITIVITY ANALYSIS

The following table summarizes the repricing opportunities of interest bearing assets and liabilities

Gap Report
December 31, 1996
(Millions of dollars)

                                  3 Months          6 Months          12 Months         1-5 Years           5+ Years
                               Period   Accum.   Period   Accum.   Period   Accum.   Period   Accum.     Period   Accum.

Rate sensitive assets:

 Fed funds sold                 $10.8    $10.8     $0.0    $10.8     $0.0    $10.8     $0.0    $10.8       $0.0    $10.8
 Securities                       3.0      3.0      2.8      5.8      6.0     11.8     36.6     48.4       28.8     77.2
 Net loans                       24.1     24.1     12.4     36.5     15.7     52.2     21.2     73.4        4.7     78.1
                             --------------------------------------------------------------------------------------------
TOTAL                           $37.9    $37.9    $15.2    $53.1    $21.7    $74.8    $57.8   $132.6      $33.5   $166.1
                             ============================================================================================

Rate sensitive
 liabilities:
  Checking (1)                  $30.7    $30.7     $0.0    $30.7     $0.0    $30.7     $0.0    $30.7       $0.0    $30.7
  Savings (2)                     0.0      0.0      0.0      0.0      0.0      0.0     42.8     42.8        0.0     42.8
  Time                           18.8     18.8      8.7     27.5      9.4     36.9     14.1     51.0        0.0     51.0
  Money market borrow             4.0      4.0      0.0      4.0      0.0      4.0      0.0      4.0        0.0      4.0
  TT&L note account               0.9      0.9      0.0      0.9      0.0      0.9      0.0      0.9        0.0      0.9
                             --------------------------------------------------------------------------------------------
TOTAL                           $54.4    $54.4     $8.7    $63.1     $9.4    $72.5    $56.9   $129.4       $0.0   $129.4
                             ============================================================================================


Rate sensitivity gap           -$16.5   -$16.5     $6.5   -$10.0    $12.3     $2.3     $0.9     $3.2      $33.5    $36.7

Gap percentage                    70%      70%     175%      84%     231%     103%     102%     102%     NA         128%

Gap/total assets                  -9%      -9%       4%      -6%       7%       1%       0%       2%        19%      20%

Gap/capital                      -67%     -67%      26%     -40%      50%       9%       4%      13%       135%     148%

(1) Checking includes NOW and MMDA

(2) Savings includes passbook and statement savings which do not have a preset repricing date and have been included in the 1-5 years due to the relative interest rate insensitivity.

The potential impact on the net interest margin from modestly rising interest would be relatively insignificant due to the short duration of mismatch within the first 12 months. If interest rates were to immediately increase by 200 basis points, this could cause an increase interest expense greater than interest income. The potential impact would equate to lowering the current net interest income by approximately 1.9% over the first 12 months.

INVESTMENT PORTFOLIO

The carrying amounts and distribution of the Company's investment securities held are summarized in the Annual Report to Shareholders (Appendix A, Page 15,
Note 3). The carrying amount, maturities and approximate weighted average yields (on a tax equivalent basis) at December 31, 1996 are as follows:

INVESTMENT PORTFOLIO
December 31, 1996
(Dollars in thousands)

                                     Total                 0 to 1 Year             1 to 5 Years           5 Years and Over
                              Amount       Yield       Amount       Yield       Amount       Yield      Amount       Yield

US Treasury                $ 15,166         6.9%   $   6,031        7.3%    $   8,096        6.5%   $   1,039         8.5%
US Agencies                  21,937         6.7%         334        7.2%        7,606        6.0%      13,997         7.1%
State & political
 subdivisions                16,923         9.1%         220        9.0%        7,851        8.8%       8,852         9.4%
Other securities             23,240         6.9%       5,325        7.4%       13,003        7.1%       4,912         5.9%
                        ---------------------------------------------------------------------------------------------------
TOTAL                      $ 77,266         7.4%    $ 11,910        7.4%     $ 36,556        7.2%    $ 28,800         7.7%
                        ===================================================================================================

$2.5 million of investment securities have a remaining maturity more than 10 years. There was no single issuer of securities where the total book value of such securities exceeded 10% of shareholders' equity except for US government obligations.

LOAN PORTFOLIO

The detail of the loan portfolio balances are included in the Annual Report to Shareholders (Appendix A, Page 16, Note 4).

MATURITIES AND SENSITIVITIES OF LOANS TO CHANGES IN INTEREST RATES

The following are approximate maturities and sensitivity to changes in interest rates of certain loans exclusive of real estate mortgages and consumer loans as of December 31, 1996.

Types of Loans                            0 to 1 Year     1 to 5 Years      5 and Over Years   Total
(Dollars in Thousands)
Commercial                                   $9,929          $1,385               $231        $11,545
Real Estate Construction                       $761            $424               $278         $1,463

Above loans due beyond 1 year with:

Predetermined interest rates                                                                     $719
Adjustable interest rates                                                                      $1,599


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

(Dollars in Thousands)                 12/31/96    12/31/95
90 Days Past Due and Accruing              $458        $138
Nonaccruing Loans                           $85         $68


POTENTIAL LOAN PROBLEMS

Management reviews the loan portfolio for potential loan problems on a monthly basis. The following loans were classified by management and include in the above nonaccrual and past due loan totals. The amount shown below is the outstanding loan balance which has not been reduced by collateral values.

(Dollars in Thousands)        12/31/96      12/31/95
Loss                                $0            $0
Doubtful                            95            80
Substandard                        930           623
OAEM                               742         1,036
Watch                                0             9
                           ------------   -----------
Total                           $1,767        $1,748
                           ============   ===========



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

Transactions in the allowance for loan losses are maintained by three major loan categories and the summary of such transactions for periods indicated follows:

CHANGES IN ALLOWANCE
FOR LOAN LOSSES
(Dollars in Thousands)                     1996           1995

Balance at the beginning of period            $1,046            $891
Loans charged off:
 Commercial & industrial                          77               3
 Real estate                                       5               0
 Consumer                                         60              38
                                      -------------------------------
Total loans charged off                          142              41
                                      -------------------------------

Recoveries of loans charged off:
 Commercial & industrial                          43               0
 Real estate                                       0               3
 Consumer                                         24              13
                                      -------------------------------
Total recoveries                                  67              16
                                      -------------------------------
Net loans charged off                             75              25
                                      -------------------------------
Provision charged to
 operating expense                               180             180
                                      -------------------------------
Balance at end of period                      $1,151          $1,046
                                      ===============================

Net charge-offs to
 average loans                                  0.10            0.03
                                      ===============================



DISTRIBUTION OF ALLOWANCE FOR
LOAN LOSSES BY CATEGORY
(Dollars in thousands)                          December 31, 1996              December 31, 1995

                                                              % of                          % of
                                              Amount       Total Loans      Amount      Total Loans

Commercial & industrial                          $74             17%         $113              17%
Real estate construction                           0              2%            0               2%
Real estate mortgages                             18             67%           10              61%
Consumer loans                                    19             14%           20              20%
Unallocated                                     1040             N/A          903              N/A
                                      -------------------------------------------------------------
TOTAL                                         $1,151            100%       $1,046             100%
                                      =============================================================

DEPOSITS

The classification of average deposits and the average rate paid on such deposits for periods ending December 31, 1996, 1995 and 1994 is included in Analysis of Net Interest Earnings included in the Annual Report to Shareholders ( Appendix A, Page 22).

 A summary of maturities of time deposits of $100,000 or more is as follows.

                                                       12/31/96             12/31/95

Three months or less                         $        9,514,277   $        9,629,509
Over 3 months through 6 months                          218,945              416,409
Over 6 months through 12 months                         809,918              100,000
Over 12 months                                        1,026,845              806,526
                                           ------------------------------------------
                                              $      11,569,985    $      10,952,444
                                           ==========================================

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         NATIONAL BANCSHARES CORPORATION

DATE:          3-18-97              /s/ Charles J. Dolezal
         -----------------         ------------------------
                                    Charles J. Dolezal, President

DATE:          3-18-97              /s/ Michael D. Hofstetter
         -----------------         ------------------------
                                    Michael D. Hofstetter, Secretary-Treasurer
                                    (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

DATE:          3-18-97              /s/ Charles J. Dolezal
         -----------------         --------------------------------
                                    Charles J. Dolezal, Chairman

DATE:          3-18-97              /s/ James L. Gerber
         -----------------         --------------------------------
                                    James L. Gerber, Director

DATE:          3-18-97              /s/ James F. Woolley
         -----------------         --------------------------------
                                    James F. Woolley, Director

DATE:          3-18-97              /s/ John W. Kropf
         -----------------         --------------------------------
                                    John W. Kropf, Director

DATE:          3-18-97              /s/ John E. Sprunger
         -----------------         --------------------------------
                                    John E. Sprunger, Director

DATE:          3-18-97              /s/ Sara E. Balzarini
         -----------------         --------------------------------
                                    Sara E. Balzarini, Director


EXHIBIT INDEX

Exhibit No.                                                                     If incorporated by Reference,
Under Reg.          Form 10-K                                                   Documents with Which Exhibit
S-K, Item 601       Exhibit No.       Description of Exhibits                   was Previously Filed with SEC
-------------       -----------       -----------------------                   -----------------------------

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

(13)                A                 1996 Annual Report to Shareholders

(21)                A1                Subsidiaries of the registrant            Incorporated by reference

(23)                                  Consent of Deloitte & Touche, L.L.P.

(27)                                  Financial Data Schedule

No other exhibits are required to be filed herewith pursuant to Item 601 of Regulation S-K.