Form 10-Q
period 1997-03-31
NATIONAL BANCSHARES CORP /OH/
filed 1997-04-29
CIK 790362

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For Quarterly Period Ended March 31, 1997

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of April 28, 1997:

          Common Stock, $10.00 Par Value: 1,144,764 Shares Outstanding


                           National Bancshares Corporation

                                      Index

                                                                                      Page
                                                                                      Number
Part I.  Financial Information

         Item 1.  Financial Statements

                           Consolidated Balance Sheets                          3
                           as of March 31, 1997 and
                           December 31, 1996  (Unaudited)

                           Consolidated Statements of Income                    4
                           for the three  months ended
                           March 31, 1997 and 1996
                            (Unaudited)

                           Consolidated Statements of Cash Flows                5
                           for the three months ended
                           March 31, 1997 and 1996
                            (Unaudited)

                           Notes to Consolidated Financial                      6
                           Statements (Unaudited)

         Item 2.  Management's Discussion and Analysis                          6
                           of Financial Condition and
                           Results of Operations

Part II.  Other Information                                                     8

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



NATIONAL BANCSHARES CORPORATION
CONSOLIDATED BALANCE SHEETS (Unaudited)

                                                                   3/31/97            12/31/96

ASSETS:
Cash and due from banks                                         $   7,702,751    $   8,194,813
Federal funds sold                                                  6,340,000       10,800,000
Investment securities available
 for sale (at fair value)                                           6,372,875        6,513,258
Investment securities
 held to maturity                                                  71,130,275       70,206,047
  Approximate market value
   March 31, 1997: $71,857,000
   December 31, 1996: $71,620,000
Federal bank stock                                                    679,100          546,600
Loans:
 Commercial                                                        31,615,529       31,144,549
 Real estate mortgage                                              36,006,945       35,682,999
 Installment                                                       12,332,684       12,958,706
                                                                ------------------------------
Total loans                                                        79,955,158       79,786,254
Less: Unearned income                                                 463,277          485,342
      Allowance for loan losses                                     1,160,377        1,150,917
                                                                ------------------------------
Loans, net                                                         78,331,504       78,149,995
Accrued interest receivable                                         1,852,765        1,580,820
Premises and equipment                                              2,443,122        2,517,654
Other assets                                                        2,225,930        2,121,827
                                                                ------------------------------
TOTAL                                                           $ 177,078,322    $ 180,631,014
                                                                ==============================

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
Deposits
 Demand                                                         $  22,217,820    $  25,210,638
 Savings and N.O.W.s
                                                                   72,994,385       73,507,040
 Time                                                              52,720,346       51,106,643
                                                                ------------------------------
Total deposits                                                    147,932,551      149,824,321
Securities sold under
 repurchase agreements                                              2,002,535        4,034,780
Federal reserve note account                                          996,413          875,656
Accrued interest payable                                              527,189          549,430
Other liabilities                                                     441,045          542,579
                                                                ------------------------------
Total liabilities                                                 151,899,733      155,826,766
                                                                ------------------------------
SHAREHOLDERS' EQUITY
 Common stock - $10 par value;  6,000,000 shares
  authorized; 1,144,202 shares issued                              11,442,020       11,442,020
  Surplus                                                           4,689,800        4,689,800
  Retained earnings                                                 9,056,737        8,732,378
  Less: Treasury shares (at cost): 350 and 2,105 shares as of
  March 31, 1997 December 31, 1996, respectively                       (9,968)         (59,950)
                                                                ------------------------------
Total shareholders' equity                                         25,178,589       24,804,248
                                                                ------------------------------
TOTAL                                                           $ 177,078,322    $ 180,631,014
                                                                ==============================

See notes to consolidated financial statements


NATIONAL BANCSHARES CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)                                               Three months ended
                                                      3/31/97           3/31/96
INTEREST INCOME:
 Interest and fees on loans                          $1,804,340       $1,760,886
 Interest on federal funds sold                         100,157           83,796
 Interest and dividends
  on investments
  US government obligations                             661,541          590,769
  Obligations of states and
   political subdivisions                               252,401          255,633
  Other securities                                      389,613          474,374
                                                     ---------------------------
    Total interest income                             3,208,052        3,165,458

INTEREST EXPENSE:
 Interest on deposits                                 1,196,262        1,170,217
 Expense of funds purchased                              35,881           23,507
                                                     ---------------------------
    Total interest expense                            1,232,143        1,193,724
                                                     ---------------------------
    Net interest income                               1,975,909        1,971,734
PROVISION FOR LOAN LOSSES                                30,000           45,000
                                                     ---------------------------
Net interest income after
 provision for loan losses                            1,945,909        1,926,734

NONINTEREST INCOME                                      189,744          189,905

NONINTEREST EXPENSE:
 Salaries and employee benefits                         680,189          699,800
 Net occupancy expense                                  109,070           99,167
 Data processing expense                                179,359          180,345
 Franchise tax                                           88,875           82,531
 FDIC premium                                             4,065              500
 Other expenses                                         351,895          313,833
                                                     ---------------------------
    Total noninterest expense                         1,413,453        1,376,176
                                                     ---------------------------

INCOME BEFORE INCOME TAXES                              722,200          740,463
INCOME TAXES                                            162,105          166,421
                                                     ---------------------------
NET INCOME                                           $  560,095       $  574,042
                                                     ===========================

EARNINGS PER COMMON SHARE *                          $     0.49       $     0.50
                                                     ===========================

* 1996 Earnings per common share have been restated for 25% stock dividend. See
Note 1. See notes to consolidated financial statements


NATIONAL BANCSHARES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)                                                         Three Months Ended
                                                                  03/31/97       03/31/96
Cash Flows From Operating Activities:
Net Income                                                    $    560,095    $    574,042
Adjustments to Reconcile Net Income
  to Net Cash Provided by Operating Activities
  Depreciation and Amortization                                    160,049         150,512
  Provision for Loan Losses                                         30,000          45,000
  Changes in Operating Assets and Liabilities                     (425,659)       (318,688)
                                                              -----------------------------
Total Adjustments                                                 (235,610)       (123,176)
                                                              -----------------------------
Net Cash Provided by Operating Activities                          324,485         450,866

Cash Flows From Investing Activities:
  Proceeds from Maturities of Investments                        2,954,177       1,692,901
  Purchases of Investment Securities                            (4,000,000)     (1,000,000)
  Capital Expenditures                                             (11,112)       (119,265)
  Net (Increase) in Loans                                         (211,508)     (1,574,743)
  Decrease in Other Assets                                          86,025          46,822
                                                              -----------------------------
Net Cash (Used in) Investing Activities                         (1,182,418)       (954,285)

Cash Flows from Financing Activities:
  Net (Decrease) in Demand
    and Savings Accounts                                        (3,505,473)     (2,034,366)
  Net Increase in time deposits                                  1,613,703          14,193
  Net (Decrease) in Short-Term Borrowings                       (1,911,488)     (2,079,172)
  Dividends Paid                                                  (354,050)       (336,763)
  Issuance of Stock under Dividend Reinvestment Plan                63,179          50,086
                                                              -----------------------------
Net Cash (Used in) Financing Activities                         (4,094,129)     (4,386,022)
                                                              -----------------------------
Net Change in Cash and Cash Equivalents                         (4,952,062)     (4,889,441)

Cash and Cash Equivalents at Beginning of the Period            18,994,813      17,240,849
                                                              -----------------------------
Cash and Cash Equivalents at End of the Period                $ 14,042,751    $ 12,351,408
                                                              =============================

Supplemental Disclosure of Cash Flow Information
Cash Paid During the Period for:

  Interest                                                    $  1,254,384    $  1,239,947
  Income Taxes                                                $     63,370    $     82,569

Cash and Cash Equivalents include Cash and Due From Banks and Federal Funds Sold.

See notes to consolidated financial statements.

National Bancshares Corporation
Note to Consolidated Financial Statements (Unaudited)

Note 1.  Basis of Presentation

         The consolidated balance sheet as of March 31, 1997, the consolidated statements of earnings for the three month periods ended March 31, 1997 and 1996, and the consolidated statements of cash flows for the three month periods ended March 31, 1997 and 1996 have been prepared by the Corporation without audit. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

         The consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q, but do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. It is suggested that these statements be read in conjunction with the consolidated financial statements and footnotes in the Corporation's annual report on Form 10-K for the year ended December 31, 1996. Operating results for the three months ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.

           A five for four (25%) stock dividend was declared on October 15, 1996. The record date for the stock dividend was October 31, 1996 and the issue date was November 15, 1996. 361.75 fractional shares calculated were paid in cash, resulting in 1,144,202 shares issued following the stock dividend. Accordingly, earnings per common share for the three months ended March 31, 1996 have been restated to reflect the increased number of shares.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         FINANCIAL CONDITION

         Balance Sheets

         Total assets decreased $3.6 million or 2.0% below 12/31/96. Cash and due from banks decreased approximately $0.5 million, mainly the result of lower cash on hand and balances maintained at the Federal Reserve at the end of the quarter as compared to 12/31/96. Federal funds sold decreased $4.5 million or 41.3% due to a decrease in deposits and securities sold under repurchase agreements. Investment securities available for sale decreased $0.1 million or 2.2% from 12/31/96. Total investment securities held to maturity increased $0.9 million from 12/31/96 due to purchases of agency and corporate securities less maturities and early calls by issuers. Net loans increased $0.2 million or 0.2% due to increased demand in the commercial loan and real estate mortgage loan areas.

         Total deposits decreased $1.9 million or approximately 1.3% below 12/31/96 due to a cyclical drop in deposits and increased competition locally for deposits. Non-interest bearing demand accounts decreased by 11.9%, non-time interest bearing accounts decreased by 0.7% and time deposits increased by 3.2%. Securities sold under repurchase agreements decreased $2.0 million below 12/31/96. Total shareholders' equity increased $0.4 million or 1.5% over 12/31/96.

         Statements of Cash Flows

         Net cash provided by operating activities for the first three months of 1997 was $324 thousand as compared to $451 thousand for the same period in 1996. Net cash used in investing activities was $1.2 million due primarily to a net increase in investments. Net cash of $4.1 million was used by financing activities primarily as a result of the decrease in total deposits and short-term borrowings. As a result, cash and cash equivalents decreased $5.0 millon during the first three months of 1997. With total cash and cash equivalents of $14.0 million as of 3/31/97, the Corporation's liquidity ratios continue to remain favorable.

         Analysis of Equity

         Commercial banks whose deposits are insured by the Bank Insurance Fund ("BIF") are required to comply with certain minimum regulatory capital requirements. The following is a summary of the Bank's regulatory capital levels at 3/31/97.

REGULATORY CAPITAL

(Dollars in                   Tangible                   Core                  Risk Based
Thousands)                    Capital*                 Capital**                Capital**

                      ---------------------------------------------------------------------------
Total
 regulatory
 capital                    $24,000     13.60%        $24,000     21.83%      $25,160     22.89%

Fully phased
 in regulatory
 capital
 requirement                  3,529      2.00%          4,397      4.00%        8,793      8.00%

                      ---------------------------------------------------------------------------
Regulatory
 capital
 excess                     $20,471     11.60%        $19,603     17.83%      $16,367     14.89%

                      ===========================================================================

*Tangible Assets                      $176,451    (thousands)
** Adjusted risk based assets         $109,918    (thousands)



         RESULTS OF OPERATIONS

         The Company is on a fiscal year ending December 31st. Interest income totaled $3.2 million or $42 thousand higher for the three months ended 3/31/97 as compared to the same period in 1996. Interest expense was $1.2 million for the three months ended 3/31/97 or $38 thousand above 1996. This caused an increase of $4 thousand in net interest income or approximately 0.2% for the three month period ended 3/31/97 as compared to 3/31/96.

         Net interest rate margins were 5.19% and 5.33% for the first three months of 1997 and 1996, respectively. Interest income yields decreased 12 basis points as compared to interest costs which increased 1 basis point in 1997 over 1996.

         Provision for loan losses were $30,000 and $45,000 for the three month periods ended 3/31/97 and 3/31/96,respectively. Net charge offs for the three months ended 3/31/97 were $21 thousand as compared to a net recoveries of $21 thousand for the same period in 1996.

         Noninterest income was $190 thousand for the three months ended 3/31/97 and 3/31/96.

         Noninterest expense was $1.4 million for the three months ended 3/31/97 or 2.7% above the same period ended 3/31/96, resulting from increases in net occupancy, franchise tax, depreciation,marketing, postage and freight expenses

         Net income was $560 thousand for the three months ended 3/31/97 or 2.4% below the same quarter of 1996. This was caused primarily by higher non-interest expenses.

PART II.  OTHER INFORMATION

         Item 1.  Legal Proceedings - None
         Item 2.  Changes in Securities - None
         Item 3.  Defaults Upon Senior Securities - None
         Item 4.  Submission of matters to a vote of
                      security holders - Notice of annual
                      meeting of shareholders and proxy
                      statement dated March, 27, 1997 was
                      previously filed with the SEC on March 20,
                     1997.
         Item 5.  Other Information - None
         Item 6.  Exhibits and Reports on Form 8-K

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

    b. There were no Reports on Form 8-K filed for the quarter ended 3/31/97.

                                   Signatures

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              National Bancshares Corporation

Date:    April 28, 1997                     /s/Charles J.  Dolezal
         -----------------------           ------------------------------------
                                            Charles J. Dolezal, President

Date:    April 28, 1997                    /s/Lawrence M. Cardinal, Jr.
         -----------------------           ------------------------------------
                                           Lawrence M. Cardinal, Jr., Treasurer
                                            (Principal Financial Officer)