Form 10-Q
period 1997-06-30
NATIONAL BANCSHARES CORP /OH/
filed 1997-08-11
CIK 790362

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For Quarterly Period Ended June 30, 1997

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of August 5, 1997:

          Common Stock, $10.00 Par Value: 1,142,378 Shares Outstanding

                         National Bancshares Corporation

                                      Index

                                                                      Page
                                                                      Number

Part I.  Financial Information

         Item 1.  Financial Statements

                           Consolidated Balance Sheets                  3
                           as of June 30, 1997 and
                           December 31, 1996  (Unaudited)

                           Consolidated Statements of Income            4
                           for the three and six months ended
                           June 30, 1997 and 1996
                            (Unaudited)

                           Consolidated Statements of Cash Flows        5
                           for the six months ended
                           June 30, 1997 and 1996
                            (Unaudited)

                           Notes to Consolidated Financial              6
                           Statements (Unaudited)

         Item 2.  Management's Discussion and Analysis                  6
                           of Financial Condition and
                           Results of Operations

Part II.  Other Information                                             8

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

NATIONAL BANCSHARES CORPORATION
CONSOLIDATED BALANCE SHEETS (Unaudited)

                                                                              6/30/97             12/31/96

ASSETS:
Cash and due from banks                                                         $6,701,562        $8,194,813
Federal funds sold                                                               8,390,000        10,800,000
Investment securities available
 for sale (at fair value)                                                        5,540,575         6,513,258
Investment securities
 held to maturity                                                               70,743,526        70,206,047
  Approximate market value
   June 30, 1997: $72,064,000
   December 31, 1996: $71,620,000
Federal bank stock                                                                 823,300           546,600
Loans:
 Commercial                                                                     32,684,374        31,144,549
 Real estate mortgage                                                           36,654,858        35,682,999
 Installment                                                                    11,975,859        12,958,706
                                                                         ------------------------------------
Total loans                                                                     81,315,091        79,786,254
Less: Unearned income                                                              448,954           485,342
         Allowance for loan losses                                               1,183,805         1,150,917
                                                                         ------------------------------------
Loans, net                                                                      79,682,332        78,149,995
Accrued interest receivable                                                      1,612,431         1,580,820
Premises and equipment                                                           2,501,774         2,517,654
Other assets                                                                     2,327,430         2,121,827
                                                                         ------------------------------------
TOTAL                                                                         $178,322,930      $180,631,014
                                                                         ====================================

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
Deposits
 Demand                                                                        $24,568,377       $25,210,638
 Savings and N.O.W.s                                                            71,057,727        73,507,040
 Time                                                                           53,100,153        51,106,643
                                                                         ------------------------------------
Total deposits                                                                 148,726,257       149,824,321
Securities sold under
 repurchase agreements                                                           1,883,005         4,034,780
Federal reserve note account                                                     1,000,000           875,656
Accrued interest payable                                                           569,292           549,430
Other liabilities                                                                  487,289           542,579
                                                                         ------------------------------------
Total liabilities                                                              152,665,843       155,826,766
                                                                         ------------------------------------
SHAREHOLDERS' EQUITY
 Common stock - $10 par value;  6,000,000 shares
  authorized; 1,144,764 and 1,144,202 shares issued                             11,447,640        11,442,020
  Surplus                                                                        4,689,800         4,689,800
  Retained earnings                                                              9,519,647         8,732,378
  Less: Treasury shares (at cost): 0 and 2,105 shares as of
  June 30, 1997 and December 31, 1996, respectively                                      0          (59,950)
                                                                         ------------------------------------
Total shareholders' equity                                                      25,657,087        24,804,248
                                                                         ------------------------------------
TOTAL                                                                         $178,322,930      $180,631,014
                                                                         ====================================


See notes to consolidated financial statements

NATIONAL BANCSHARES CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)                                            Three months ended            Six months ended
                                                     6/30/97       6/30/96        6/30/97        6/30/96

INTEREST INCOME:
 Interest and fees on loans                          $1,846,635    $1,802,139      $3,650,975     $3,563,025
 Interest on federal funds sold                         126,547        98,471         226,704        182,267
 Interest and dividends
  on investments
  US government obligations                             648,500       563,996       1,310,041      1,154,765
  Obligations of states and
   political subdivisions                               260,067       253,873         512,468        509,506
  Other securities                                      391,658       439,533         781,271        913,907
                                                   ----------------------------------------------------------
    Total interest income                             3,273,407     3,158,012       6,481,459      6,323,470

INTEREST EXPENSE:
 Interest on deposits                                 1,215,869     1,161,580       2,412,131      2,331,797
 Expense of funds purchased                              41,433        17,827          77,314         41,334
                                                   ----------------------------------------------------------
    Total interest expense                            1,257,302     1,179,407       2,489,445      2,373,131
                                                   ----------------------------------------------------------
    Net interest income                               2,016,105     1,978,605       3,992,014      3,950,339
PROVISION FOR LOAN LOSSES                                30,000        45,000          60,000         90,000
                                                   ----------------------------------------------------------
Net interest income after
 provision for loan losses                            1,986,105     1,933,605       3,932,014      3,860,339

NONINTEREST INCOME                                      176,276       205,209         366,020        395,114

NONINTEREST EXPENSE:
 Salaries and employee benefits                         707,229       688,349       1,387,418      1,388,149
 Net occupancy expense                                   99,830       101,094         208,900        200,261
 Data processing expense                                177,284       182,584         356,643        362,929
 Franchise tax                                           88,875        83,250         177,750        165,781
 FDIC premium                                             4,724           500           8,789          1,000
 Other expenses                                         360,161       338,549         712,056        652,382
                                                   ----------------------------------------------------------
    Total noninterest expense                         1,438,103     1,394,326       2,851,556      2,770,502
                                                   ----------------------------------------------------------

INCOME BEFORE INCOME TAXES                              724,278       744,488       1,446,478      1,484,951
INCOME TAXES                                            161,172       168,246         323,277        334,667
                                                   ----------------------------------------------------------
NET INCOME                                             $563,106      $576,242      $1,123,201     $1,150,284
                                                   ==========================================================

EARNINGS PER COMMON SHARE *                               $0.49         $0.50           $0.98          $1.00
                                                   ==========================================================

* 1996 Earnings per common share have been restated for 25% stock dividend. See
Note 1. See notes to consolidated financial statements

NATIONAL BANCSHARES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)                                                                        Six Months Ended
                                                                              06/30/97           06/30/96

Cash Flows From Operating Activities:
Net Income                                                                    $1,123,201        $1,150,284
Adjustments to Reconcile Net Income
  to Net Cash Provided by Operating Activities
  Depreciation and Amortization                                                  311,466           300,349
  Provision for Loan Losses                                                       60,000            90,000
  Changes in Operating Assets and Liabilities                                  (101,386)         (213,112)
                                                                         ----------------------------------
Total Adjustments                                                                270,080           177,237
                                                                         ----------------------------------
Net Cash Provided by Operating Activities                                      1,393,281         1,327,521

Cash Flows From Investing Activities:
  Proceeds from Maturities of Investments                                      5,736,143         7,480,815
  Purchases of Investment Securities                                         (5,700,000)       (2,500,000)
  Capital Expenditures                                                         (153,011)         (128,704)
  Net (Increase) in Loans                                                    (1,592,337)       (3,545,848)
  Decrease (Increase) in Other Assets                                           (11,163)            72,641
                                                                         ----------------------------------
Net Cash Provided by (Used in) Investing Activities                          (1,720,368)         1,378,904

Cash Flows from Financing Activities:
  Net (Decrease) in Demand
    and Savings Accounts                                                     (3,091,574)       (4,079,839)
  Net Increase in time deposits                                                1,993,510       (1,903,972)
  Net (Decrease) in Short-Term Borrowings                                    (2,027,431)         (382,663)
  Dividends Paid                                                               (548,504)         (519,073)
  Issuance of Stock under Dividend Reinvestment Plan                              97,835            82,082
                                                                         ----------------------------------
Net Cash (Used in) Financing Activities                                      (3,576,164)       (6,803,465)
                                                                         ----------------------------------

Net Change in Cash and Cash Equivalents                                      (3,903,251)       (4,097,040)

Cash and Cash Equivalents at Beginning of the Period                          18,994,813        17,240,849
                                                                         ----------------------------------
Cash and Cash Equivalents at End of the Period                               $15,091,562       $13,143,809
                                                                         ==================================

Supplemental Disclosure of Cash Flow Information
Cash Paid During the Period for:
  Interest                                                                    $2,469,583        $2,385,724
  Income Taxes                                                                  $374,587          $459,952

Cash and Cash Equivalents include Cash and Due From Banks and Federal Funds Sold.

See notes to consolidated financial statements.

National Bancshares Corporation
Note to Consolidated Financial Statements (Unaudited)

Note 1.  Basis of Presentation

         The consolidated balance sheet as of June 30, 1997, the consolidated statements of earnings for the three and six month periods ended June 30, 1997 and 1996, and the consolidated statements of cash flows for the six month periods ended June 30, 1997 and 1996 have been prepared by the Corporation without audit. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

         The consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q, but do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. It is suggested that these statements be read in conjunction with the consolidated financial statements and footnotes in the Corporation's annual report on Form 10-K for the year ended December 31, 1996. Operating results for the the six months ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.

           A five for four (25%) stock dividend was declared on October 15, 1996. The record date for the stock dividend was October 31, 1996 and the issue date was November 15, 1996. 361.75 fractional shares calculated were paid in cash, resulting in 1,144,202 shares issued following the stock dividend. On April 22, 1997 an additional 562 shares were issued for the dividend reinvestment plan, increasing total shares issued to 1,144,764. Accordingly, earnings per common share for the three and six month periods ended June 30, 1996 have been restated for the current weighted average number of shares outstanding as of June 30, 1997 of 1,143,856 shares.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         FINANCIAL CONDITION

         Balance Sheets

         Total assets decreased $2.3 million or 1.3% below 12/31/96. Cash and due from banks decreased approximately $1.5 million, mainly the result of a lower outgoing check letter at the end of the quarter as compared to 12/31/96. Federal funds sold decreased $2.4 million or 22.3% due to a decrease in deposits and securities sold under repurchase agreements. Investment securities available for sale decreased $1.0 million or 14.9% from 12/31/96 due to securities maturing. Total investment securities held to maturity increased $0.5 million from 12/31/96 due to purchases of agency, municipal and corporate securities less maturities and early calls by issuers. Net loans increased $1.5 million or 2.0% due to increased demand in the commercial loan and real estate mortgage loan areas.

         Total deposits decreased $1.1 million or approximately 0.7% below 12/31/96 due to increased competition locally for deposits. Non-interest bearing demand accounts decreased by 2.5%, savings and N.O.W. accounts decreased by 3.3% and time deposits increased by 3.9%. Securities sold under repurchase agreements decreased $2.2 million below 12/31/96. Total shareholders' equity increased $0.9 million or 3.4% over 12/31/96.

         Statements of Cash Flows

         Net cash provided by operating activities for the first six months of 1997 was $1.4 million as compared to $1.3 million for the same period in 1996. Net cash used in investing activities for the first six months of 1997 was $1.7 million due primarily to a net increase in loans. Net cash of $3.6 million was used by financing activities primarily as a result of the decrease in total deposits and short-term borrowings. As a result, cash and cash equivalents decreased $3.9 millon during the first six months of 1997. With total cash and cash equivalents of $15.1 million as of 6/30/97, the Corporation's liquidity ratios continue to remain favorable.

         Analysis of Equity

         Commercial banks whose deposits are insured by the Bank Insurance Fund ("BIF") are required to comply with certain minimum regulatory capital requirements. The following is a summary of the Bank's regulatory capital levels at 6/30/97.

REGULATORY CAPITAL

(Dollars in                   Tangible                   Core                  Risk Based
Thousands)                    Capital*                 Capital**                Capital**

                      ---------------------------------------------------------------------------
Total
 regulatory
 capital                    $23,499     13.22%        $23,499     21.30%      $24,683     22.38%

Fully phased
 in regulatory
 capital
 requirement                  3,554      2.00%          4,413      4.00%        8,825      8.00%

                      ---------------------------------------------------------------------------
Regulatory
 capital
 excess                     $19,945     11.22%        $19,086     17.30%      $15,858     14.38%

                      ===========================================================================

*Tangible Assets                      $177,721    (thousands)
** Adjusted risk based assets         $110,313    (thousands)

         RESULTS OF OPERATIONS

         The Company is on a fiscal year ending December 31st. Interest income totaled $3.3 million or $115 thousand higher for the three months ended 6/30/97 as compared to the same period in 1996. Interest expense was $1.3 million for the three months ended 6/30/97 or $78 thousand above 1996. This caused an increase of $37 thousand in net interest income or approximately 1.9% for the three month period ended 6/30/97 as compared to 6/30/96. The six month results for the periods ended 6/30/97 and 6/30/96 were an increase in interest income of $158 thousand and interest expense of $116 thousand. This provided for a net interest income increase of $42 thousand or a 1.1% increase for the six months ended 6/30/97 when compared to 6/30/96.

         Net interest rate margins were 5.19% and 5.33% for the first six months of 1997 and 1996, respectively. Interest income yields decreased 10 basis points as compared to interest costs which increased 4 basis point in 1997 over 1996. The lower interest income yields were a result of lower yields from the investment portfolio.

         Provision for loan losses were $30,000 and $45,000 for the three months ended 6/30/97 and 6/30/96, respectively. Provision for loan losses were $60,000 and $90,000 for the six months ended 6/30/97 and 6/30/96, respectively.Net charge offs for the six months ended 6/30/97 were $27 thousand as compared to net recoveries of $19 thousand for the same period in 1996.

         Noninterest income was $176 thousand for the three months ended 6/30/97 or approximately 14.1% below the same period in 1996. Noninterest income was $366 thousand for the six months ended 6/30/97 or approximately 7.4% below the same period in 1996, due mainly to a decrease in gains on loans sold.

         Noninterest expense was $1.4 million for the three months ended 6/30/97 or 3.1% above the same period ended 6/30/96. Year to date noninterest expenses for 1997 were $2.9 million or 2.9% above the same period in 1996, resulting from increases in net occupancy, franchise tax, depreciation, and marketing expenses.

         Net income was $563 thousand for the three months ended 6/30/97 or 2.3% below the same quarter of 1996. Net income was approximately $1.1 million for the six moths ended 6/60/97 or 2.4% below the first six months of 1996. This $27 thousand decrease was caused primarily by lower noninterest income and higher noninterest expenses.

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

                    b. There were no Reports on Form 8-K filed for the quarter ended 6/30/97.

                                   Signatures

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               National Bancshares Corporation

Date:    August 5, 1997                     /s/Charles J. Dolezal
         -------------------------          ------------------------------------
                                            Charles J. Dolezal, President

Date:    August 5, 1997                     /s/Lawrence M. Cardinal, Jr.
         -------------------------          ------------------------------------
                                            Lawrence M. Cardinal, Jr., Treasurer
                                            (Principal Financial Officer)