Form 10-Q
period 1997-09-30
NATIONAL BANCSHARES CORP /OH/
filed 1997-11-12
CIK 790362

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For Quarterly Period Ended September 30, 1997

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

                  112 West Market Street, Orrville, Ohio 44667
                     --------------------------------------
                     Address of principal executive offices

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

Yes   X    No      .
    -----     -----

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of November 5, 1997:

          Common Stock, $10.00 Par Value: 1,141,525 Shares Outstanding

                         National Bancshares Corporation

                                      Index
                                                                          Page
                                                                          Number

Part I.  Financial Information

         Item 1.  Financial Statements

                           Consolidated Balance Sheets                     3
                           as of September 30, 1997 and
                           December 31, 1996  (Unaudited)

                           Consolidated Statements of Income               4
                           for the three and nine months ended
                           September 30, 1997 and 1996
                            (Unaudited)

                           Consolidated Statements of Cash Flows           5
                           for the nine months ended
                           September 30, 1997 and 1996
                            (Unaudited)

                           Notes to Consolidated Financial                 6
                           Statements (Unaudited)

         Item 2.  Management's Discussion and Analysis                     6
                           of Financial Condition and
                           Results of Operations

Part II.  Other Information                                                8

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



NATIONAL BANCSHARES CORPORATION
CONSOLIDATED BALANCE SHEETS (Unaudited)
                                                                                  9/30/97          12/31/96
ASSETS:
Cash and due from banks                                                         $6,874,460        $8,194,813
Federal funds sold                                                               6,210,000        10,800,000
Investment securities available
 for sale (at fair value)                                                        9,917,482         6,513,258
Investment securities held to maturity                                          69,116,708        70,206,047

  Approximate market value
   September 30, 1997: $70,625,000
   December 31, 1996: $71,620,000
Federal bank stock                                                                 832,800           546,600
Loans:
 Commercial                                                                     32,220,505        31,144,549
 Real estate mortgage                                                           37,960,085        35,682,999
 Installment                                                                    11,446,401        12,958,706
                                                                         ------------------------------------
Total loans                                                                     81,626,991        79,786,254
Less: Unearned income                                                              444,519           485,342
      Allowance for loan losses                                                  1,192,618         1,150,917
                                                                         ------------------------------------
Loans, net                                                                      79,989,854        78,149,995
Accrued interest receivable                                                      1,808,491         1,580,820
Premises and equipment                                                           2,504,823         2,517,654
Other assets                                                                     2,373,132         2,121,827
                                                                         ------------------------------------
TOTAL                                                                         $179,627,750      $180,631,014
                                                                         ====================================

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
Deposits
 Demand                                                                        $24,393,626       $25,210,638
 Savings and N.O.W.s                                                            70,881,584        73,507,040
 Time                                                                           52,867,822        51,106,643
                                                                         ------------------------------------
Total deposits                                                                 148,143,032       149,824,321
Securities sold under
 repurchase agreements                                                           3,461,551         4,034,780
Federal reserve note account                                                     1,000,000           875,656
Accrued interest payable                                                           529,884           549,430
Other liabilities                                                                  546,356           542,579
                                                                         ------------------------------------
Total liabilities                                                              153,680,823       155,826,766
                                                                         ------------------------------------

SHAREHOLDERS' EQUITY
 Common stock - $10 par value;  6,000,000 shares
  authorized; 1,144,764 and 1,144,202 shares issued                             11,447,640        11,442,020
  Surplus                                                                        4,689,800         4,689,800
  Retained earnings                                                              9,973,808         8,732,378
  Less: Treasury shares (at cost): 4,093 and 2,105 shares as of
  September 30, 1997 and December 31, 1996, respectively                         (164,321)          (59,950)
                                                                         ------------------------------------
Total shareholders' equity                                                      25,946,927        24,804,248
                                                                         ------------------------------------
TOTAL                                                                         $179,627,750      $180,631,014
                                                                         ====================================


See notes to consolidated financial statements



NATIONAL BANCSHARES CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)                                             Three months ended              Nine months ended
                                                       9/30/97      9/30/96          9/30/97        9/30/96
INTEREST INCOME:
 Interest and fees on loans                          $1,890,559   $1,829,806       $5,541,534     $5,392,831
 Interest on federal funds sold                         134,688      105,990          361,392        288,257
 Interest and dividends
  on investments:
  US government obligations                             633,628      567,536        1,943,669      1,722,301
  Obligations of states and
   political subdivisions                               299,011      252,671          811,479        762,177
  Other securities                                      377,133      413,971        1,158,404      1,327,878
                                                   ----------------------------------------------------------
    Total interest income                             3,335,019    3,169,974        9,816,478      9,493,444

INTEREST EXPENSE:
 Interest on deposits                                 1,247,733    1,161,798        3,659,864      3,493,595
 Expense of funds purchased                              50,266       40,987          127,580         82,321
                                                   ----------------------------------------------------------
    Total interest expense                            1,297,999    1,202,785        3,787,444      3,575,916
                                                   ----------------------------------------------------------
    Net interest income                               2,037,020    1,967,189        6,029,034      5,917,528
PROVISION FOR LOAN LOSSES                                30,000       45,000           90,000        135,000
                                                   ----------------------------------------------------------
Net interest income after
 provision for loan losses                            2,007,020    1,922,189        5,939,034      5,782,528

NONINTEREST INCOME                                      172,811      208,476          538,831        603,590

NONINTEREST EXPENSE:
 Salaries and employee benefits                         695,542      672,467        2,082,960      2,060,616
 Net occupancy expense                                  109,247      111,083          318,147        311,344
 Data processing expense                                179,680      191,702          536,323        554,631
 Franchise tax                                           88,875       83,250          266,625        249,031
 FDIC premium                                             4,535          500           13,324          1,500
 Other expenses                                         318,957      339,884        1,031,013        992,266
                                                   ----------------------------------------------------------
    Total noninterest expense                         1,396,836    1,398,886        4,248,392      4,169,388
                                                   ----------------------------------------------------------

INCOME BEFORE INCOME TAXES                              782,995      731,779        2,229,473      2,216,730
INCOME TAXES                                            168,158      160,231          491,435        494,898
                                                   ----------------------------------------------------------
NET INCOME                                             $614,837     $571,548       $1,738,038     $1,721,832
                                                   ==========================================================

EARNINGS PER COMMON SHARE *                               $0.54        $0.50            $1.52          $1.51
                                                   ==========================================================

* 1996 Earnings per common share have been restated for 25% stock dividend.  See Note 1.

See notes to consolidated financial statements



NATIONAL BANCSHARES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)                                                                         Nine Months Ended
                                                                               09/30/97          09/30/96

Cash Flows From Operating Activities:
Net Income                                                                    $1,738,038        $1,721,832
Adjustments to Reconcile Net Income
  to Net Cash Provided by Operating Activities
  Depreciation and Amortization                                                  463,839           449,170
  Provision for Loan Losses                                                       90,000           135,000
  Net Losses on Sales of Investment Securities                                         0            21,097
  Changes in Operating Assets and Liabilities                                   (181,081)         (202,508)
                                                                         ----------------------------------
Total Adjustments                                                                372,758           402,759
                                                                         ----------------------------------
Net Cash Provided by Operating Activities                                      2,110,796         2,124,591

Cash Flows From Investing Activities:
  Proceeds from Maturities of Investments                                      7,132,383         9,778,533
  Proceeds from Sale of Investments                                                    0         1,000,000
  Purchases of Investment Securities                                          (9,890,000)       (4,500,000)
  Capital Expenditures                                                          (240,328)         (376,973)
  Net (Increase) in Loans                                                     (1,929,859)       (5,419,398)
  Decrease in Other Assets                                                      (153,571)           29,266
                                                                         ----------------------------------
Net Cash Provided by (Used in) Investing Activities                           (5,081,375)          511,428

Cash Flows from Financing Activities:
  Net (Decrease) in Demand
    and Savings Accounts                                                      (3,442,468)       (4,348,474)
  Net Increase in time deposits                                                1,761,179         2,364,712
  Net Increase (Decrease) in Short-Term Borrowings                              (448,885)          (17,394)
  Dividends Paid                                                                (743,114)         (701,550)
  Issuance of Stock under Dividend Reinvestment Plan                              97,835           114,601
  Treasury Shares Purchased                                                     (164,321)                0
                                                                         ----------------------------------
Net Cash (Used in) Financing Activities                                       (2,939,774)       (2,588,105)
                                                                         ----------------------------------

Net Change in Cash and Cash Equivalents                                       (5,910,353)           47,914

Cash and Cash Equivalents at Beginning of the Period                          18,994,813        17,240,849
                                                                         ----------------------------------
Cash and Cash Equivalents at End of the Period                               $13,084,460       $17,288,763
                                                                         ==================================

Supplemental Disclosure of Cash Flow Information
Cash Paid During the Period for:
  Interest                                                                    $3,806,990        $3,624,719
  Income Taxes                                                                  $507,106          $625,345

Cash and Cash Equivalents include Cash and Due From Banks and Federal Funds
 Sold.

See notes to consolidated financial statements.

National Bancshares Corporation
Note to Consolidated Financial Statements (Unaudited)

Note 1.  Basis of Presentation

         The consolidated balance sheet as of September 30, 1997, the consolidated statements of earnings for the three and nine month periods ended September 30, 1997 and 1996, and the consolidated statements of cash flows for the nine month periods ended September 30, 1997 and 1996 have been prepared by the Corporation without audit. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

         The consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q, but do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. It is suggested that these statements be read in conjunction with the consolidated financial statements and footnotes in the Corporation's annual report on Form 10-K for the year ended December 31, 1996. Operating results for the nine months ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.

           A five for four (25%) stock dividend was declared on October 15, 1996. The record date for the stock dividend was October 31, 1996 and the issue date was November 15, 1996. 361.75 fractional shares calculated were paid in cash, resulting in 1,144,202 shares issued following the stock dividend. During 1997, an additional 562 shares were issued for the dividend reinvestment plan and 4,093 shares were acquired in Treasury shares, resulting in total shares issued and outstanding of 1,140,671. Accordingly, earnings per common share for the three and nine month periods ended September 30, 1996 have been restated for the current weighted average number of shares outstanding as of September 30, 1997 of 1,143,425 shares.



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         FINANCIAL CONDITION

         Balance Sheets

         Total assets decreased $1.0 million or 0.6% below 12/31/96. Cash and due from banks decreased approximately $1.3 million, mainly the result of a lower outgoing check letter at the end of the quarter as compared to 12/31/96. Federal funds sold decreased $4.6 million or 42.5% due to a decrease in deposits, loan growth and security purchases. Investment securities available for sale increased $3.4 million or 52.3% from 12/31/96 due to purchases of agency and municipal securities. Total investment securities held to maturity decreased $1.1 million from 12/31/96 due to securities maturing. Net loans increased $1.8 million or 2.4% due to increased demand in the commercial loan and real estate mortgage loan areas.

         Total deposits decreased $1.7 million or approximately 1.1% below 12/31/96 due to increased competition locally for deposits. Non-interest bearing demand accounts decreased by 3.2%, savings and N.O.W. accounts decreased by 3.6% and time deposits increased by 3.4%. Securities sold under repurchase agreements decreased $0.6 million from 12/31/96. Total shareholders' equity increased $1.1 million or 4.6% over 12/31/96.

         Statements of Cash Flows


         Net cash provided by operating activities for the first nine months of 1997 was $2.1 million as compared to $2.1 million for the same period in 1996. Net cash used in investing activities for the first nine months of 1997 was $5.1 million due primarily to a net increase in loans and purchases of investment securities. Net cash of $2.9 million was used by financing activities primarily as a result of the decrease in total deposits and short-term borrowings and dividend payments. As a result, cash and cash equivalents decreased $5.9 million during the first nine months of 1997. With total cash and cash equivalents of $13.1 million as of 9/30/97, the Corporation's liquidity ratios continue to remain favorable.


         Analysis of Equity

         Commercial banks whose deposits are insured by the Bank Insurance Fund ("BIF") are required to comply with certain minimum regulatory capital requirements. The following is a summary of the Bank's regulatory capital levels at 9/30/97.


REGULATORY CAPITAL

(Dollars in                   Tangible                   Core                  Risk Based
Thousands)                    Capital*                 Capital**                Capital**

                      ---------------------------------------------------------------------------
Total
 regulatory
 capital                    $23,951     13.38%        $23,951     21.63%      $25,144     22.70%

Fully phased
 in regulatory
 capital
 requirement                  3,581      2.00%          4,430      4.00%        8,860      8.00%

                      ---------------------------------------------------------------------------
Regulatory
 capital
 excess                     $20,370     11.38%        $19,521     17.63%      $16,284     14.70%

                      ===========================================================================

*Tangible Assets                      $179,050    (thousands)
** Adjusted risk based assets         $110,756    (thousands)


         RESULTS OF OPERATIONS

         The Company is on a fiscal year ending December 31st. Interest income totaled $3.3 million or $165 thousand higher for the three months ended 9/30/97 as compared to the same period in 1996. Interest expense was $1.3 million for the three months ended 9/30/97 or $95 thousand above 1996. This caused an increase of $70 thousand in net interest income or approximately 3.5% for the three month period ended 9/30/97 as compared to 9/30/96. The nine month results for the periods ended 9/30/97 and 9/30/96 were an increase in interest income of $323 thousand and interest expense of $211 thousand. This provided for a net interest income increase of $112 thousand or a 1.9% increase for the nine months ended 9/30/97 when compared to 9/30/96.

         Net interest rate margins were 5.18% and 5.29% for the first nine months of 1997 and 1996, respectively. Interest income yields decreased 7 basis points as compared to interest costs which increased 4 basis points in 1997 over 1996. The lower interest income yields were a result of lower yields from the investment portfolio.

         Provision for loan losses were $30,000 and $45,000 for the three months ended 9/30/97 and 9/30/96, respectively. Provision for loan losses were $90,000 and $135,000 for the nine months ended 9/30/97 and 9/30/96, respectively. Net charge offs for the nine months ended 9/30/97 were $48 thousand as compared to net recoveries of $4 thousand for the same period in 1996.

         Noninterest income was $173 thousand for the three months ended 9/30/97 or approximately 17.1% below the same period in 1996. Noninterest income was $539 thousand for the nine months ended 9/30/97 or approximately 10.7% below the same period in 1996, due mainly to a decrease in gains on loans sold and deposit penalty charges.

         Noninterest expense was $1.4 million for the three months ended 9/30/97 or 0.1% below the same period ended 9/30/96. Year to date noninterest expenses for 1997 were $4.2 million or 1.9% above the same period in 1996, resulting from increases in net occupancy, franchise tax, FDIC premium and depreciation.

         Net income was $615 thousand for the three months ended 9/30/97 or 7.6% above the same quarter of 1996. Net income was approximately $1.7 million for the nine months ended 9/30/97 or 0.9% above the first nine months of 1996. This $16 thousand increase was due primarily by higher net interest income.

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

                  b. There were no Reports on Form 8-K filed for the quarter ended 9/30/97.

                                   Signatures

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        National Bancshares Corporation


Date: November 5, 1997                  /s/Charles J. Dolezal
      ----------------                  ----------------------------------------
                                        Charles J. Dolezal, President



Date: November 5, 1997                  /s/Lawrence M. Cardinal, Jr.
      -------------------------         ----------------------------------------
                                        Lawrence M. Cardinal, Jr., Treasurer
                                        (Principal Financial Officer)