Form 10-K405
period 1997-12-31
NATIONAL BANCSHARES CORP /OH/
filed 1998-03-24
CIK 790362

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

                     ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Fiscal Year Ended Dec. 31, 1997 Commission File Number 0-14773

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. __X__

State the aggregate market value of the voting stock held by non-affiliates of the registrant as of March 4, 1998: $54,518,658.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of March 4, 1998.
                    Common Stock, $10.00 Par Value: 1,141,752

Documents Incorporated by Reference:

- Portions of the registrant's Proxy Statement dated March 23,1998 and previously filed March 18, 1998, are incorporated by reference into Part III.
- Portions of the registrant's Annual Report to Shareholders, December 31, 1997 are incorporated by reference in Parts I, II, IV.

Form 10-K Cross Reference Index                                        Page
  Part I
    Item 1 - Business
      Description of Business                                          4
      Financial Ratios - Note 1                                        A23
      Daily Average Balance Sheets, Interest and Rates - Note 1        A22
      Volume and Rate Variance Analysis                                5
      Investment Portfolio                                             7
      Loan Portfolio                                                   8
      Summary of Loan Loss Experience                                  9
      Deposits                                                         10
    Item 2 - Properties                                                4
    Item 3 - Legal Proceedings                                         4
    Item 4 - Submission of Matters to a Vote of Security Holders  - None

  Part II
    Item 5 - Market for the Registrant's Common Equity
             and Related Stockholder Matters - Note 1                  A9
    Item 6 - Selected Financial Data - Note 1                          A1
    Item 7 - Management's Discussion and Analysis of Financial
             Condition and Results of Operation - Note 1               A2-8
    Item 7A - Quantitative and Qualitative Disclosures About
             Market Risk                                               6-7
    Item 8 - Financial Statements - Note 1                             A10-21
    Item 9 - Changes in and Disagreements with Accountants on
             Accounting and Financial Disclosure - None

  Part III
    Item 10- Directors of the Registrant - Note 2                      B3
             Executive Officers of the Registrant                      4
    Item 11- Executive Compensation - Note 2                           B5
    Item 12- Security Ownership of Certain Beneficial
             Owners and Management - Note 2                            B3
    Item 13- Certain Relationships and Related Transactions - Note 2   B7

  Part IV
    Item 14- Exhibits, Financial Statement Schedules and Reports on Form 8-K
      Report of Deloitte & Touche L.L.P., Independent Auditors         A21
      Financial Statements: - Note 1
        Consolidated Balance Sheets as of December 31,
          1997 and 1996                                                A10
        Consolidated Statements of Income for the Years Ended
          December 31, 1997, 1996 and 1995                             A11
        Consolidated Statements of Cash Flows for the Years
          Ended December 31, 1997, 1996 and 1995                       A13
        Consolidated Statements of Changes in Stockholders'
          Equity for the Years Ended December 31, 1997,
          1996 and 1995                                                A12
        Notes to Financial Statements - Note 1                         A14-21
      Reports on Form 8-K filed in fourth quarter of 1997: None
      Exhibit Table                                                    13
  Signatures                                                           11-12

Appendix A - National Bancshares 1997 Annual Report to                 A
                 Shareholders

Note 1 - Incorporated by reference from the registrant's Annual Report to Shareholders for the year ended December 31, 1997 -- Appendix A

Note 2 - Incorporated by reference from the registrant's proxy statement dated March 23, 1998 previously filed with the SEC on March 18, 1998

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

Item 3 - Legal Proceedings
There were no legal proceedings other than ordinary routine litigation incidental to business during 1997.

Item 10 - Executive Officers
The Executive Officers of the Company are as follows:

Name                       Age      Position
Charles J. Dolezal         45       President
                                    President of First National Bank

Kenneth R. VanSickle       50       Senior V.P., Secretary
                                    Senior V.P., Chief Loan Officer of
                                    First National Bank

Lawrence M. Cardinal, Jr.  46       Vice President, Treasurer
                                    Vice President & Controller of
                                    First National Bank

There is no family relationship between any of the above executive officers. Mr. Dolezal has been an executive officer of the Company since its formation in 1986 and the Bank during the past 5 years. Mr. VanSickle was appointed Senior V.P., Secretary of the Company on April 24, 1997 and has been an executive officer of the Bank during the past 5 years. Mr. Cardinal was appointed Vice President, Treasurer of the Company and Vice President & Controller of the Bank on April 24, 1997. Mr. Cardinal previously worked as an audit manager for the CPA firm of Reinhard, Kopko and Keller and as Senior Vice President and Controller for The First National Bank of Ohio during the past 5 years.

VOLUME AND RATE VARIANCE ANALYSIS

The following table represents a summary analysis of changes in interest income, interest expense and the resulting net interest income on a tax equivalent basis for the periods presented each, as compared with the preceding period. Volume is based on daily average balances.

(Dollars in thousands)                  1997 versus 1996                   1996 versus 1995
                                      Increase (Decreases)               Increase (Decreases)
                                        Due to Changes In                  Due to Changes In
                                -------------------------------    ------------------------------

                                                        Net                               Net
                                     Volume      Rate   Change         Volume      Rate   Change
                                -------------------------------    ------------------------------
Interest Income
 Investment securities:
  Taxable                               $71     ($56)      $15         ($591)    ($135)   ($726)
  Nontaxable                            181      (17)      164           (41)       (4)     (45)
  (tax equivalent basis)*
 Federal funds sold                      46       15        61           (15)      (47)     (62)
 Loans (including
  nonaccrual loans)                     310      (66)      244         1,090      (154)     936
                                -------------------------------    ------------------------------

   Total interest Income
   (tax equivalent basis)*             $608    ($124)     $484          $443     ($340)    $103
                                ===============================    ==============================


Interest Expense
 Deposits
  Interest bearing checking            ($18)    ($16)     ($34)         ($32)     ($42)    ($74)
  Savings                                24       (1)       23            11         6       17
  Time, $100,000
   and over                             160       (9)      151            27        44       71
  Time, other                            35      (13)       22           194         3      197
 Other funds purchased                   52       (2)       50          (106)       (7)    (113)
                                -------------------------------    ------------------------------

   Total interest
    expense                            $253     ($41)     $212           $94        $4      $98
                                ===============================    ==============================


Changes in net
 interest income (tax
 equivalent basis)*                    $355     ($83)     $272          $349     ($344)      $5
                                ===============================    ==============================

* Tax equivalence based on highest statutory tax rates of 34%.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following table summarizes the repricing opportunities of interest bearing assets and liabilities:

Gap Report
December 31, 1997
(Millions of dollars)

                                 3 Months          6 Months          12 Months         1-5 Years          5+ Years
                               Period   Accum.   Period   Accum.   Period   Accum.   Period   Accum.     Period   Accum.
Rate sensitive assets:
 Fed funds sold                  $8.5     $8.5     $0.0     $8.5     $0.0     $8.5     $0.0     $8.5       $0.0     $8.5
 Securities                       3.5      3.5      4.2      7.7      2.7     10.4     33.2     43.6       38.1     81.7
 Net loans                       21.9     21.9     10.4     32.3     19.7     52.0     19.7     71.7        6.6     78.3
                             --------------------------------------------------------------------------------------------
TOTAL                           $33.9    $33.9    $14.6    $48.5    $22.4    $70.9    $52.9   $123.8      $44.7   $168.5
                             ============================================================================================

Rate sensitive
 liabilities:
  Checking (1)                  $29.6    $29.6     $0.0    $29.6     $0.0    $29.6     $0.0    $29.6       $0.0    $29.6
  Savings (2)                     0.0      0.0      0.0      0.0      0.0      0.0     42.2     42.2        0.0     42.2
  Time                           20.1     20.1      9.5     29.6      9.8     39.4     12.4     51.8        0.0     51.8
  Money market borrow             3.6      3.6      0.0      3.6      0.0      3.6      0.0      3.6        0.0      3.6
  TT&L note account               1.0      1.0      0.0      1.0      0.0      1.0      0.0      1.0        0.0      1.0
                             --------------------------------------------------------------------------------------------
TOTAL                           $54.3    $54.3     $9.5    $63.8     $9.8    $73.6    $54.6   $128.2       $0.0   $128.2
                             ============================================================================================


Rate sensitivity gap           -$20.4   -$20.4     $5.1   -$15.3    $12.6    -$2.7    -$1.7    -$4.4      $44.7    $40.3

Gap percentage                    62%      62%     154%      76%     229%      96%      97%      97%        NA      131%

Gap/total assets                 -11%     -11%       3%      -8%       7%      -1%      -1%      -2%        24%      22%

Gap/capital                      -78%     -78%      19%     -58%      48%     -10%      -6%     -17%       171%     154%

(1) Checking includes NOW and MMDA
(2) Savings includes passbook and statement savings which do not have a preset repricing date and have been included in the 1-5 years due to the relative interest rate insensitivity.

Management considers interest rate risk to be the Company's most significant market risk. Management focuses on maintaining consistent growth in net interest income, while managing interest rate risk within Board-approved policy limits. The Company's Asset/Liability Management Committee, which consists of the Company's Executive Officers and reports directly to the Board of Directors, monitors and manages interest rate risk in order to maintain an acceptable level of possible change in net interest income as a result of changes in interest rates. The Company does not own any trading assets and is not subject to foreign currency exchange or commodity price risk.

The Company uses a static gap analysis model as its primary method to identify and manage its interest rate risk. The model measures the difference between the assets and liabilities repricing or maturing within specific time periods. An asset-sensitive position indicates that there are more rate-sensitive assets than rate-sensitive liabilities repricing or maturing within specific time horizons, which would generally imply a favorable impact on net interest income in periods of rising interest rates and a negative impact in periods of falling rates. A liability-sensitive position would generally imply a negative impact on net interest income in periods of rising rates and a positive impact in periods of falling rates.

Gap analysis has limitations because it cannot measure the effect of interest rate movements and competitive pressures on the repricing and maturity characteristics of interest-earning assets and interest-bearing liabilities. The model assumes that certain assets and liabilities of similar maturity or repricing opportunities will react the same to changes in interest rates. However, certain types of financial instruments may react in advance to changes in market rates, while other types of financial instruments may lag behind the change in general market rates.

The estimated impact on the net interest margin from modestly rising or falling interest would be relatively insignificant due to the short duration of mismatch within the first 12 months. The following table shows the estimated change in net interest income over 12 months if interest rates were to immediately increase or decrease by 200 basis points.

     Change in                                         Percentage Change in
     Interest Rates                                    Net Interest Income
     (basis points)                                      Over 12 Months
     ---------------------------------------------------------------------
         +200                                                 -2.8%
         -200                                                  2.8%

Management's goal is to manage the Company's interest rate risk by maintaining the gap between interest-earning assets and interest-bearing liabilities repricing in a one-year period within a range of plus or minus 10% of total assets.




INVESTMENT PORTFOLIO

The carrying amounts and distribution of the Company's investment securities held are summarized in the Annual Report to Shareholders (Appendix A, Page 15,
Note 3). The carrying amount, maturities and approximate weighted average yields (on a tax equivalent basis) at December 31, 1997 are as follows:

INVESTMENT PORTFOLIO
December 31, 1997
(Dollars in thousands)

                                 Total                 0 to 1 Year             1 to 5 Years           5 Years and Over
                          Amount       Yield       Amount       Yield       Amount       Yield      Amount       Yield
US Treasury                $  9,180         6.8%    $  3,011        6.1%     $  5,040        6.8%    $  1,129         8.5%
US Agencies                  30,099         6.8%       1,532        5.2%        9,899        6.7%      18,668         7.0%
State & political
 subdivisions                22,057         8.8%       1,092        8.8%        8,427        8.5%      12,538         8.9%
Other securities             20,448         6.5%       4,891        7.3%        9,819        6.8%       5,738         5.5%
                        ---------------------------------------------------------------------------------------------------
TOTAL                      $ 81,784         7.3%    $ 10,526        6.8%     $ 33,185        7.2%    $ 38,073         7.4%
                        ===================================================================================================

$7.5 million of investment securities have a remaining maturity more than 10 years. There was no single issuer of securities where the total book value of such securities exceeded 10% of shareholders' equity except for US government obligations.

LOAN PORTFOLIO

The detail of the loan portfolio balances are included in the Annual Report to Shareholders (Appendix A, Page 16, Note 4).

MATURITIES AND SENSITIVITIES OF LOANS TO CHANGES IN INTEREST RATES
The following are approximate maturities and sensitivity to changes in interest rates of certain loans exclusive of real estate mortgages and consumer loans as of December 31, 1997.

Types of Loans                          0 to 1 Year    1 to 5 Years     5 and Over Years       Total
(Dollars in Thousands)
Commercial                                  $10,112            $732                          $10,844
Real Estate Construction                       $383          $1,030                 $505      $1,918

Above loans due beyond 1 year with:
Predetermined interest rates                                                                    $550
Adjustable interest rates                                                                     $1,717

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

(Dollars in Thousands)                 12/31/97    12/31/96
90 Days Past Due and Accruing              $126        $458
Nonaccruing Loans                          $427         $85

POTENTIAL LOAN PROBLEMS
Management reviews the loan portfolio for potential loan problems on a monthly basis. The following loans were classified by management and include the above nonaccrual and past due loan totals. The amount shown below is the outstanding loan balance which has not been reduced by collateral values.

(Dollars in Thousands)        12/31/97    12/31/96
Loss                                $6          $0
Doubtful                            54          95
Substandard                      1,420         930
OAEM                               660         742
Watch                                0           0
                           ------------------------
Total                           $2,140      $1,767
                           ========================

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

Transactions in the allowance for loan losses are maintained by three major loan categories and the summary of such transactions for periods indicated follows:

CHANGES IN ALLOWANCE
FOR LOAN LOSSES

(Dollars in Thousands)                     1997           1996
Balance at the beginning of period            $1,151          $1,046
Loans charged off:
 Commercial & industrial                          34              77
 Real estate                                      19               5
 Consumer                                         38              60
                                      -------------------------------
Total loans charged off                           91             142
                                      -------------------------------

Recoveries of loans charged off:
 Commercial & industrial                           1              43
 Real estate                                      30               0
 Consumer                                         21              24
                                      -------------------------------
Total recoveries                                  52              67
                                      -------------------------------
Net loans charged off                             39              75
                                      -------------------------------
Provision charged to
 operating expense                               120             180
                                      -------------------------------
Balance at end of period                      $1,232          $1,151
                                      ===============================

Net charge-offs to
 average loans                                  0.05            0.10
                                      ===============================


DISTRIBUTION OF ALLOWANCE FOR
LOAN LOSSES BY CATEGORY

(Dollars in thousands)                      December 31, 1997              December 31, 1996

                                                          % of                          % of
                                          Amount       Total Loans      Amount      Total Loans
Commercial & industrial                          $91             16%          $74              17%
Real estate construction                           0              2%            0               2%
Real estate mortgages                             18             70%           18              67%
Consumer loans                                    11             12%           19              14%
Unallocated                                    1,112             N/A        1,040              N/A
                                      -------------------------------------------------------------
TOTAL                                         $1,232            100%       $1,151             100%
                                      =============================================================

DEPOSITS

The classification of average deposits and the average rate paid on such deposits for periods ending December 31, 1997, 1996 and 1995 is included in Analysis of Net Interest Earnings included in the Annual Report to Shareholders (Appendix A, Page 22).

 A summary of maturities of time deposits of $100,000 or more is as follows.

                                                       12/31/97             12/31/96
Three months or less                          $      10,652,218    $       9,514,277
Over 3 months through 6 months                        1,018,351              218,945
Over 6 months through 12 months                         321,236              809,918
Over 12 months                                          729,535            1,026,845
                                           ------------------------------------------
                                              $      12,721,340    $      11,569,985
                                           ==========================================

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         NATIONAL BANCSHARES CORPORATION




DATE:             3-17-98           /s/ Charles J. Dolezal
         -----------------          --------------------------------
                                    Charles J. Dolezal, President


DATE:             3-17-98           /s/ Lawrence M. Cardinal, Jr.
         -----------------          --------------------------------
                                    Lawrence M. Cardinal, Jr., V.P.,Treasurer
                                    (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


DATE:             3-17-98           /s/ Charles J. Dolezal
         -----------------          --------------------------------
                                    Charles J. Dolezal, Chairman


DATE:             3-17-98           /s/ Sara Balzarini
         -----------------          --------------------------------
                                    Sara Balzarini, Director


DATE:             3-17-98           /s/ James L. Gerber
         -----------------          --------------------------------
                                    James L. Gerber, Director


DATE:             3-17-98           /s/ Ray D. Gill
         -----------------          --------------------------------
                                    Ray D. Gill, Director


DATE:             3-17-98           /s/ John W. Kropf
         -----------------          --------------------------------
                                    John W. Kropf, Director


DATE:             3-17-98           /s/ Steve Schmid
         -----------------          --------------------------------
                                    Steve Schmid, Director

DATE:                3-17-98                 /s/ John E. Sprunger
               -----------------             --------------------------------
                                             John E. Sprunger, Director


DATE:                 3-17-98                /s/ James F. Woolley
              ------------------             --------------------------------
                                             James F. Woolley, Director


DATE:                 3-17-98                /s/Albert Yeagley
              ------------------             ---------------------------------
                                             Albert Yeagley, Director

EXHIBIT INDEX


Exhibit No.                                                                     If incorporated by Reference,
Under Reg.          Form 10-K                                                   Documents with Which Exhibit
S-K, Item 601       Exhibit No.       Description of Exhibits                   was Previously Filed with SEC
(3)(i)                                Amended Articles of Incorporation         Registration Statement S-4 filed
                                                                                3/31/86 File No. 33-03711
(3)(ii)                               Code of Regulations                       Registration Statement S-4 filed
                                                                                3/31/86 File No. 33-03711
(11)                A23               Computation of Earnings per Share         Incorporated by reference
(12)                A23               Computation of Ratios                     Incorporated by reference
(13)                A                 1997 Annual Report to Shareholders
(21)                A1                Subsidiaries of the registrant            Incorporated by reference
(23)                                  Consent of Deloitte & Touche, L.L.P.
(27)                                  Financial Data Schedule

No other exhibits are required to be filed herewith pursuant to Item 601 of Regulation S-K.