Form 10-Q
period 1998-03-31
NATIONAL BANCSHARES CORP /OH/
filed 1998-05-08
CIK 790362

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For Quarterly Period Ended March 31, 1998

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

                  Registrant's telephone number: (330) 682-1010
                                                 ----- --------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes X     No
   ---      ---

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of April 30, 1998:

            Common Stock, No Par Value: 1,142,049 Shares Outstanding

                         National Bancshares Corporation

                                      Index
                                                                          Page
                                                                          Number

Part I.  Financial Information

         Item 1.  Financial Statements

                           Consolidated Balance Sheets                       3
                           as of March 31, 1998 and
                           December 31, 1997  (Unaudited)

                           Consolidated Statements of Income                 4
                           for the three months ended
                           March 31, 1998 and 1997
                            (Unaudited)

                           Consolidated Statements of Cash Flows             5
                           for the three months ended
                           March 31, 1998 and 1997
                            (Unaudited)

                           Notes to Consolidated Financial                   6
                           Statements (Unaudited)

         Item 2.  Management's Discussion and Analysis                       6
                           of Financial Condition and
                           Results of Operations

Part II.  Other Information                                                  8

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

                                                  NATIONAL BANCSHARES CORPORATION
                                              CONSOLIDATED BALANCE SHEETS (Unaudited)

                                                                                   3/31/98            12/31/97
ASSETS:
Cash and due from banks                                                           $5,487,156         $8,068,623
Federal funds sold                                                                15,045,000          8,545,000
Investment securities available
 for sale (at fair value)                                                         12,155,431         10,565,945
Investment securities
 held to maturity                                                                 65,605,916         70,374,836
  Approximate market value
   March 31, 1998: $67,274,000
   December 31, 1997: $72,046,000
Federal bank stock                                                                   853,000            842,800
Loans:
 Commercial                                                                       31,218,045         28,895,270
 Real estate mortgage                                                             41,329,961         39,722,625
 Installment                                                                      11,108,037         11,281,155
                                                                        ---------------------------------------
Total loans                                                                       83,656,043         79,899,050
Less: Unearned income                                                                383,396            408,808
         Allowance for loan losses                                                 1,254,506          1,232,464
                                                                        ---------------------------------------
Loans, net                                                                        82,018,141         78,257,778
Accrued interest receivable                                                        1,776,516          1,574,829
Premises and equipment                                                             2,398,010          2,477,058
Other assets                                                                       2,358,523          2,275,463
                                                                        ---------------------------------------
TOTAL                                                                           $187,697,693       $182,982,332
                                                                        =======================================

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
Deposits
 Demand                                                                          $25,141,679        $27,544,731
 Savings and N.O.W.s                                                              69,902,292         71,770,277
 Time                                                                             60,009,969         51,766,848
                                                                        ----------------------------------------
Total deposits                                                                   155,053,940        151,081,856
Securities sold under
 repurchase agreements                                                             4,016,533          3,576,966
Federal reserve note account                                                         673,056          1,000,000
Accrued interest payable                                                             557,317            556,827
Other liabilities                                                                    617,811            588,890
                                                                        ---------------------------------------
Total liabilities                                                                160,918,657        156,804,539
                                                                        ---------------------------------------

SHAREHOLDERS' EQUITY
 Common stock - $10 par value;  6,000,000 shares
  authorized; 1,144,764 shares issued                                             11,447,640         11,447,640
  Surplus                                                                          4,689,800          4,689,800
  Retained earnings                                                               10,522,356         10,137,118
  Accumulated other comprehensive income                                             260,383             91,755
  Less: Treasury shares (at cost): 3,190 and 4,446 shares as of
  March 31, 1998 and December 31, 1997, respectively                               (141,143)          (188,520)
                                                                        ---------------------------------------
Total shareholders' equity                                                        26,779,036         26,177,793
                                                                        ---------------------------------------
TOTAL                                                                           $187,697,693       $182,982,332
                                                                        =======================================


See notes to consolidated financial statements


                                          NATIONAL BANCSHARES CORPORATION
                                         CONSOLIDATED STATEMENTS OF INCOME
                                                   (Unaudited)
                                                                                   Three months ended
                                                                                3/31/98           3/31/97

INTEREST INCOME:
 Interest and fees on loans                                                   $1,840,948        $1,804,340
 Interest on federal funds sold                                                  132,224           100,157
 Interest and dividends
  on investments
  US government obligations                                                      648,782           661,541
  Obligations of states and
   political subdivisions                                                        306,010           252,401
  Other securities                                                               296,906           389,613
                                                                       ------------------------------------
    Total interest income                                                      3,224,870         3,208,052

INTEREST EXPENSE:
 Interest on deposits                                                          1,189,487         1,196,262
 Expense of funds purchased                                                       46,830            35,881
                                                                       ------------------------------------
    Total interest expense                                                     1,236,317         1,232,143
                                                                       ------------------------------------
    Net interest income                                                        1,988,553         1,975,909
PROVISION FOR LOAN LOSSES                                                         30,000            30,000
                                                                       ------------------------------------
Net interest income after
 provision for loan losses                                                     1,958,553         1,945,909

NONINTEREST INCOME                                                               225,465           189,744

NONINTEREST EXPENSE:
 Salaries and employee benefits                                                  729,647           680,189
 Net occupancy expense                                                           110,218           109,070
 Data processing expense                                                         182,909           179,359
 Franchise tax                                                                    89,282            88,875
 FDIC premium                                                                      4,510             4,065
 Other expenses                                                                  343,537           351,895
                                                                       ------------------------------------
    Total noninterest expense                                                  1,460,103         1,413,453
                                                                       ------------------------------------

INCOME BEFORE INCOME TAXES                                                       723,915           722,200
Income taxes                                                                     147,378           162,105
                                                                       ------------------------------------
NET INCOME                                                                       576,537           560,095
                                                                       ------------------------------------

OTHER COMPREHENSIVE INCOME,
  NET OF TAX:
  Unrealized appreciation
  (depreciation) in fair value
  of securities available for sale                                               168,627          (55,072)
                                                                       ------------------------------------
COMPREHENSIVE INCOME                                                            $745,164          $505,023
                                                                       ====================================

EARNINGS PER COMMON SHARE                                                          $0.51             $0.49
                                                                       ====================================


See notes to consolidated financial statements


                             NATIONAL BANCSHARES CORPORATION
                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (Unaudited)
                                                                                   Three Months Ended
                                                                               3/31/98           3/31/97

Cash Flows From Operating Activities:
Net Income                                                                      $576,537          $560,095
Adjustments to Reconcile Net Income
  to Net Cash Provided by Operating Activities
  Depreciation and Amortization                                                  177,730           160,049
  Provision for Loan Losses                                                       30,000            30,000
  Changes in Operating Assets and Liabilities                                  (192,745)         (425,659)
                                                                         ----------------------------------
Total Adjustments                                                                 14,985         (235,610)
                                                                         ----------------------------------
Net Cash Provided by Operating Activities                                        591,522           324,485

Cash Flows From Investing Activities:
  Proceeds from Maturities of Investments                                      5,260,232         2,954,177
  Purchases of Investment Securities                                         (2,000,000)       (4,000,000)
  Capital Expenditures                                                          (21,053)          (11,112)
  Net Increase in Loans                                                      (3,790,363)         (211,508)
  Decrease in Other Assets                                                        98,218            86,025
                                                                         ----------------------------------
Net Cash Used in Investing Activities                                          (452,966)       (1,182,418)

Cash Flows from Financing Activities:
  Net Decrease in Demand
    and Savings Accounts                                                     (4,271,037)       (3,505,473)
  Net Increase in time deposits                                                8,243,121         1,613,703
  Net Increase (Decrease) in Short-Term Borrowings                               112,623       (1,911,488)
  Dividends Paid                                                               (364,966)         (354,050)
  Issuance of Stock under Dividend Reinvestment Plan                              69,536            63,179
  Treasury Shares Purchased                                                      (9,300)
                                                                         ----------------------------------
Net Cash Provided by (Used in) Financing Activities                            3,779,977       (4,094,129)

Net Change in Cash and Cash Equivalents                                        3,918,533       (4,952,062)

Cash and Cash Equivalents at Beginning of the Period                          16,613,623        18,994,813
                                                                         ----------------------------------
Cash and Cash Equivalents at End of the Period                               $20,532,156       $14,042,751
                                                                         ==================================

Supplemental Disclosure of Cash Flow Information
Cash Paid During the Period for:
  Interest                                                                    $1,235,827        $1,254,384
  Income Taxes                                                                    $7,762           $35,000

Cash and Cash Equivalents include Cash and Due From Banks and Federal Funds
 Sold.
See notes to consolidated financial statements.

National Bancshares Corporation
Note to Consolidated Financial Statements (Unaudited)

Note 1.  Basis of Presentation

         The consolidated balance sheet as of March 31, 1998, the consolidated statements of earnings for the three month periods ended March 31, 1998 and 1997, and the consolidated statements of cash flows for the three month periods ended March 31, 1998 and 1997 have been prepared by the Corporation without audit. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

         The consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q, but do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. It is suggested that these statements be read in conjunction with the consolidated financial statements and footnotes in the Corporation's annual report on Form 10-K for the year ended December 31, 1997. Operating results for the three months ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

           During the first quarter of 1998, the Corporation adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income". The adoption did not have a material effect on the Corporation's financial position or results of operations. Certain prior period amounts have been reclassified to conform with the current presentation.

           Earnings per common share for the three months ended March 31, 1998 and 1997 were based on the weighted average number of shares outstanding during each period of 1,141,487 and 1,143,150, respectively. On April 21, 1998 a 2 for 1 stock split payable in the form of a 100% stock dividend was declared with a record date of May 15, 1998 payable May 29, 1998.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         FINANCIAL CONDITION

         Balance Sheets

         Total assets increased $4.7 million or 2.6% over 12/31/97. Cash and due from banks decreased approximately $2.6 million, mainly the result of a lower outgoing check letter at the end of the quarter as compared to 12/31/97. Federal funds sold increased $6.5 million or 76.1% due to a increase in deposits and securities maturing. Investment securities available for sale increased $1.6 million or 15.0% from 12/31/97 due to purchases of agency securities. Total investment securities held to maturity decreased $4.8 million or 6.8% from 12/31/97 due to securities maturing. Net loans increased $3.8 million or 4.8% due to increased demand in the commercial loan and real estate mortgage loan areas.

         Total deposits increased $4.0 million or approximately 2.6% over 12/31/97 due to growth in time deposits. Non-interest bearing demand accounts decreased by 8.7%, savings and N.O.W. accounts decreased by 2.6% and time deposits increased by 15.9%. Securities sold under repurchase agreements increased $0.4 million from 12/31/97. Total shareholders' equity increased $0.6 million or 2.3% over 12/31/97.

         Statements of Cash Flows


         Net cash provided by operating activities for the first three months of 1998 was $0.6 million compared to $0.3 million for the same period in 1997. Net cash used in investing activities was $0.5 million due primarily to a net increase in loans offset by a net decrease in investment securities. Net cash of $3.8 million was provided by financing activities primarily as a result of the increase in time deposits. As a result, cash and cash equivalents increased $3.9 million during the first three months of 1998. With total cash and cash equivalents of $20.5 million as of 3/31/98, the Corporation's liquidity ratios continue to remain favorable.


         Analysis of Equity

         Commercial banks whose deposits are insured by the Bank Insurance Fund ("BIF") are required to comply with certain minimum regulatory capital requirements. The following is a summary of the Bank's regulatory capital levels at 3/31/98.


REGULATORY CAPITAL


(Dollars in                     Tangible                   Core                  Risk Based
Thousands)                      Capital*                 Capital**                Capital**

                      ---------------------------------------------------------------------------
Total
 regulatory
 capital                    $24,383     13.03%        $24,383     22.46%      $25,638     23.62%

Fully phased
 in regulatory
 capital
 requirement                  3,743      2.00%          4,342      4.00%        8,684      8.00%

                      ---------------------------------------------------------------------------
Regulatory
 capital
 excess                     $20,640     11.03%        $20,041     18.46%      $16,954     15.62%

                      ===========================================================================

*Tangible Assets                      $187,169    (thousands)
** Adjusted risk based assets         $108,547    (thousands)


         RESULTS OF OPERATIONS

         The Company is on a fiscal year ending December 31st. Interest income totaled $3.2 million or $17 thousand higher for the three months ended 3/31/98 as compared to the same period in 1997. Interest expense was $1.2 million for the three months ended 3/31/98 or $4 thousand above 1997. This caused an increase of $13 thousand in net interest income or approximately 0.6% for the three month period ended 3/31/98 as compared to 3/31/97.

         Net interest rate margins were 5.17% and 5.19% for the first three months of 1998 and 1997, respectively. Interest income yields decreased 7 basis points as compared to interest costs which decreased 5 basis points in 1998 compared to 1997. The lower interest income yields were a result of lower yields from the investment portfolio.

         Provision for loan losses were $30,000 for the three months ended 3/31/98 and 3/31/97, respectively. Net charge offs for the three months ended 3/31/98 were $8 thousand as compared to $21 thousand for the same period in 1997

         Noninterest income was $225 thousand for the three months ended 3/31/98 or approximately 18.8% above the same period in 1997, due to gains on loans sold and higher fee income.

         Noninterest expense was $1.5 million for the three months ended 3/31/98 or approximately 3.3% above the same period in 1997, due mainly to an increase in salaries and employee benefits.

         Net income was $577 thousand for the three months ended 3/31/98 or 2.9% above the first quarter of 1997. The increase was due mainly to a lower tax provision, caused by higher tax free municipal income in the first quarter of 1998. Unrealized appreciation on securities available for sale was $169 thousand for the first quarter of 1998, compared to unrealized depreciation of $55 thousand for the first quarter of 1997. Comprehensive income was $745 thousand for the three months ended 3/31/98 or 47.6% above the first quarter of 1997.

PART II.  OTHER INFORMATION

         Item 1.  Legal Proceedings - None
         Item 2.  Changes in Securities - None
         Item 3.  Defaults Upon Senior Securities - None
         Item 4.  Submission of matters to a vote of security holders - Notice of annual meeting of shareholders and proxy statement dated March 23, 1998 was previously filed with the SEC on March 18, 1998.
         Item 5.  Other Information - None
         Item 6.  Exhibits and Reports on Form 8-K
                      a. Exhibits
Exhibit No.                                       If incorporated by Reference,
Under Reg.                                        Documents with Which Exhibit
S-K, Item 601  Description of Exhibits            was Previously Filed with SEC
(11)           Computation of Earnings per Share  Filed Herewith
(27)           Financial Data Schedule

No other exhibits are required to be filed herewith pursuant to Item 601 of Regulation S-K.

               b. There were no Reports on Form 8-K filed for the quarter ended 3/31/98.

                                   Signatures

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            National Bancshares Corporation


Date:    May 4, 1998                        /s/Charles J. Dolezal
         --------------                     ------------------------------------
                                            Charles J. Dolezal, President



Date:    May 4, 1998                        /s/Lawrence M. Cardinal, Jr.
         --------------                     ------------------------------------
                                            Lawrence M. Cardinal, Jr., Treasurer
                                            (Principal Financial Officer)