Form 10-Q
period 1998-06-30
NATIONAL BANCSHARES CORP /OH/
filed 1998-08-11
CIK 790362

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For Quarterly Period Ended June 30, 1998

                         Commission File Number 0-14773

                         NATIONAL BANCSHARES CORPORATION


                          Ohio                           34-1518564
                          ----                           ----------
                 State of incorporation                 IRS Employer
                                                      Identification No.

                112 West Market Street, Orrville, Ohio   44667
                --------------------------------------   -----
                     Address of principal executive offices

                  Registrant's telephone number: (330) 682-1010
                                                 ---------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X  .    No      .
    -----        -----

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of August 5, 1998:

          Common Stock, Without Par Value: 2,279,929 Shares Outstanding

                           National Bancshares Corporation

                                               Index

                                                                                        Page
                                                                                        Number

Part I.  Financial Information

         Item 1.  Financial Statements

                           Consolidated Balance Sheets                                      3
                           as of June 30, 1998 and
                           December 31, 1997  (Unaudited)

                           Consolidated Statements of Income                                4
                           for the three and six months ended
                           June 30, 1998 and 1997
                            (Unaudited)

                           Consolidated Statements of Cash Flows                            5
                           for the six months ended
                           June 30, 1998 and 1997
                            (Unaudited)

                           Note to Consolidated Financial                                   6
                           Statements (Unaudited)

         Item 2.  Management's Discussion and Analysis                                  6 - 8
                           of Financial Condition and
                           Results of Operations

         Item 3.  Quantitative and Qualitative Disclosures About                            9
                           Market Risk

Part II.  Other Information                                                                 9

         Item 1.  Legal Proceedings - None
         Item 2.  Changes in Securities - None
         Item 3.  Defaults Upon Senior Securities - None
         Item 4.  Submission of matters to a vote of
                           security holders
         Item 5.  Other Information - None
         Item 6.  Exhibits and Reports on Form 8-K


Signatures                                                                                 10

NATIONAL BANCSHARES CORPORATION
CONSOLIDATED BALANCE SHEETS (Unaudited)

                                                                                  6/30/98             12/31/97
ASSETS:
Cash and due from banks                                                           $5,731,616         $8,068,623
Federal funds sold                                                                 6,750,000          8,545,000
Securities available
 for sale (at fair value)                                                         14,133,331         10,565,945
Securities held to maturity                                                       64,285,760         70,374,836
  Approximate fair value
   June 30, 1998: $65,921,000
   December 31, 1997: $72,046,000
Federal bank stock                                                                   863,200            842,800
Loans:
 Commercial                                                                       29,969,118         28,895,270
 Real estate mortgage                                                             45,262,141         39,722,625
 Installment                                                                      12,048,763         11,281,155
                                                                        ----------------------------------------
Total loans                                                                       87,280,022         79,899,050
Less: Unearned income                                                                368,564            408,808
         Allowance for loan losses                                                 1,245,814          1,232,464
                                                                        ----------------------------------------
Loans, net                                                                        85,665,644         78,257,778
Accrued interest receivable                                                        1,549,996          1,574,829
Premises and equipment                                                             2,350,971          2,477,058
Other assets                                                                       2,823,145          2,275,463
                                                                        ----------------------------------------
TOTAL                                                                           $184,153,663       $182,982,332
                                                                        ========================================

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
Deposits
 Demand                                                                          $27,350,782        $27,544,731
 Savings and N.O.W.s                                                              70,917,480         71,770,277
 Time                                                                             52,495,731         51,766,848
                                                                        ----------------------------------------
Total deposits                                                                   150,763,993        151,081,856
Securities sold under
 repurchase agreements                                                             4,348,738          3,576,966
Federal Reserve note account                                                       1,000,000          1,000,000
Accrued interest payable                                                             554,343            556,827
Other liabilities                                                                    578,259            588,890
                                                                        ----------------------------------------
Total liabilities                                                                157,245,333        156,804,539
                                                                        ----------------------------------------

SHAREHOLDERS' EQUITY
 Common stock - without par value;  6,000,000 shares
  Authorized; 2,289,528 and 1,144,764 shares issued                               11,447,640         11,447,640
  Surplus                                                                          4,689,800          4,689,800
  Retained earnings                                                               10,911,104         10,137,117
  Accumulated other comprehensive income                                              89,180             91,756
  Less: Treasury shares (at cost): 9,130 and 4,446 shares as of
  June 30, 1998 and December 31, 1997, respectively                                (229,394)          (188,520)
                                                                        ----------------------------------------
Total shareholders' equity                                                        26,908,330         26,177,793
                                                                        ----------------------------------------
TOTAL                                                                           $184,153,663       $182,982,332
                                                                        ========================================

See note to consolidated financial statements

NATIONAL BANCSHARES CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)                                                      Three months ended                 Six months ended
                                                              6/30/98          6/30/97          6/30/98          6/30/97
INTEREST INCOME:
 Interest and fees on loans                                  $1,971,655       $1,846,635       $3,812,603      $3,650,975
 Interest on federal funds sold                                 183,025          126,547          315,249         226,704
 Interest and dividends
  on investments
  US government obligations                                     669,349          648,500        1,318,131       1,310,041
  Obligations of states and
   Political subdivisions                                       308,352          260,067          614,362         512,468
  Other securities                                              285,338          391,658          582,244         781,271
                                                      --------------------------------------------------------------------
    Total interest income                                     3,417,719        3,273,407        6,642,589       6,481,459

INTEREST EXPENSE:
 Interest on deposits                                         1,244,958        1,215,869        2,434,445       2,412,131
 Expense of funds purchased                                      48,064           41,433           94,894          77,314
                                                      --------------------------------------------------------------------
    Total interest expense                                    1,293,022        1,257,302        2,529,339       2,489,445
                                                      --------------------------------------------------------------------
    Net interest income                                       2,124,697        2,016,105        4,113,250       3,992,014
PROVISION FOR LOAN LOSSES                                        30,000           30,000           60,000          60,000
                                                      --------------------------------------------------------------------
Net interest income after
 provision for loan losses                                    2,094,697        1,986,105        4,053,250       3,932,014

NONINTEREST INCOME                                              200,258          176,276          425,723         366,020

NONINTEREST EXPENSE:
 Salaries and employee benefits                                 734,929          707,229        1,464,576       1,387,418
 Net occupancy expense                                          100,506           99,830          210,724         208,900
 Data processing expense                                        189,570          177,284          372,479         356,643
 Franchise tax                                                   90,375           88,875          179,657         177,750
 FDIC premium                                                     4,536            4,724            9,046           8,789
 Other expenses                                                 443,205          360,161          786,742         712,056
                                                      --------------------------------------------------------------------
    Total noninterest expense                                 1,563,121        1,438,103        3,023,224       2,851,556
                                                      --------------------------------------------------------------------

INCOME BEFORE INCOME TAXES                                      731,834          724,278        1,455,749       1,446,478
Income taxes                                                    146,462          161,172          293,840         323,277
                                                      --------------------------------------------------------------------
NET INCOME                                                      585,372          563,106        1,161,909       1,123,201
                                                      --------------------------------------------------------------------

OTHER COMPREHENSIVE INCOME,
  NET OF TAX:
  Unrealized appreciation
  (depreciation) in fair value
  of securities available for sale                            (171,203)           75,286          (2,576)          20,214
                                                      --------------------------------------------------------------------
COMPREHENSIVE INCOME                                     $     414,169        $  638,392   $   1,159,333    $   1,143,415
                                                      ====================================================================

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING
    (Restated in 1997 for stock split in 1998)               2,283,762         2,283,371       2,289,108        2,287,712
                                                      --------------------------------------------------------------------

EARNINGS PER COMMON SHARE
     (See Note 1)                                                 $0.26            $0.25            $0.51           $0.49
                                                      ====================================================================


See note to consolidated financial statements

NATIONAL BANCSHARES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)                                                                        Six Months Ended
                                                                               06/30/98         06/30/97

Cash Flows From Operating Activities:
Net Income                                                                    $1,161,909        $1,123,201
Adjustments to Reconcile Net Income
  to Net Cash Provided by Operating Activities
  Depreciation and Amortization                                                  325,281           311,466
  Provision for Loan Losses                                                       60,000            60,000
  Changes in Operating Assets and Liabilities                                    (53,945)         (101,386)
                                                                         ----------------------------------
Total Adjustments                                                                331,336           270,080
                                                                         ----------------------------------
Net Cash Provided by Operating Activities                                      1,493,245         1,393,281

Cash Flows From Investing Activities:
  Proceeds from Maturities of Investments                                     10,482,151         5,736,143
  Purchases of Investment Securities                                          (8,120,000)       (5,700,000)
  Capital Expenditures                                                           (62,631)         (153,011)
  Net Increase in Loans                                                       (7,467,866)       (1,592,337)
  Increase in Other Assets                                                      (321,263)          (11,163)
                                                                         ----------------------------------
Net Cash Used in Investing Activities                                         (5,489,609)       (1,720,368)

Cash Flows from Financing Activities:
  Net Decrease in Demand
    and Savings Accounts                                                      (1,046,746)       (3,091,574)
  Net Increase in time deposits                                                  728,883         1,993,510
  Net Increase (Decrease) in Short-Term Borrowings                               771,772        (2,027,431)
  Dividends Paid                                                                (570,450)         (548,504)
  Issuance of Stock under Dividend Reinvestment Plan                             108,609            97,835
  Treasury Shares Purchased                                                     (127,711)
                                                                         ----------------------------------
Net Cash Used in Financing Activities                                           (135,643)       (3,576,164)
                                                                         ----------------------------------

Net Change in Cash and Cash Equivalents                                       (4,132,007)       (3,903,251)

Cash and Cash Equivalents at Beginning of the Period                          16,613,623        18,994,813
                                                                         ----------------------------------
Cash and Cash Equivalents at End of the Period                               $12,481,616       $15,091,562
                                                                         ==================================

Supplemental Disclosure of Cash Flow Information
Cash Paid During the Period for:
  Interest                                                                    $2,531,823        $2,469,583
  Income Taxes                                                                  $332,762          $374,587

Cash and Cash Equivalents include Cash and Due From Banks and Federal Funds
 Sold.


See note to consolidated financial statements.

National Bancshares Corporation
Note to Consolidated Financial Statements (Unaudited)

Note 1.  Basis of Presentation

         The accompanying consolidated financial statements include the accounts of National Bancshares Corporation (the "Company") and its wholly-owned subsidiary, First National Bank, Orrville, Ohio (the "Bank"). All significant intercompany transactions and balances have been eliminated. The consolidated balance sheet as of June 30, 1998, the consolidated statements of income for the three and six month periods ended June 30, 1998 and 1997, and the consolidated statements of cash flows for the six month periods ended June 30, 1998 and 1997 have been prepared by the Company without audit. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

         The consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q, but do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. These statements should be read in conjunction with the consolidated financial statements and footnotes in the Company's annual report on Form 10-K for the year ended December 31, 1997. Operating results for the six months ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.


           A two for one stock split payable in the form of a 100% stock dividend was declared on April 21, 1998. The record date for the stock dividend was May 15, 1998 and the issue date was May 29, 1998. Earnings per common share for the three and six month periods ended June 30, 1997 have been restated to reflect the split.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         FORWARD-LOOKING INFORMATION

         Forward-looking statements contained in this discussion involve risks and uncertainties and are subject to change based on various important factors. Actual results could differ from those expressed or implied.

         FINANCIAL CONDITION

         Balance Sheets

         Total assets increased $1.2 million or 0.6% over 12/31/97. Cash and due from banks decreased approximately $2.3 million, mainly the result of a lower outgoing check letter on 6/30/98 as compared to 12/31/97. Federal funds sold decreased $1.8 million or 21.0% due mainly to an increase in loan demand. Securities available for sale increased $3.6 million or 33.8% from 12/31/97 due to purchases of agency and corporate securities. Securities held to maturity decreased $6.1 million or 8.7% from 12/31/97 due to securities maturing. Net loans increased $7.4 million or 9.5% due to increased demand in the commercial loan and real estate mortgage loan areas.

         Total deposits decreased $0.3 million or approximately 0.2% from 12/31/97 due to increased competition locally for deposits. Non-interest bearing demand accounts decreased by 0.7%, savings and N.O.W. accounts decreased by 1.2% and time deposits increased by 1.4%. Securities sold under repurchase agreements increased $0.8 million from 12/31/97. Total shareholders' equity increased $0.7 million or 2.8% over 12/31/97.

         Statements of Cash Flows


         Net cash provided by operating activities for the first six months of 1998 was $1.5 million compared to $1.4 million for the same period in 1997. Net cash used in investing activities was $5.5 million due primarily to a net increase in loans offset by a net decrease in investment securities. Net cash of $0.1 million was used in financing activities. As a result, cash and cash equivalents decreased $4.1 million during the first six months of 1998. With total cash and cash equivalents of $12.5 million as of 6/30/98, the Company's liquidity ratios continue to remain favorable.


         Analysis of Equity

         Commercial banks whose deposits are insured by the Bank Insurance Fund ("BIF") are required to comply with certain minimum regulatory capital requirements. The following is a summary of the Bank's regulatory capital levels at 6/30/98.


REGULATORY CAPITAL

                                                       Tier One                  Total
(Dollars in                   Tangible                Risk Based               Risk Based
Thousands)                    Capital*                 Capital**                Capital**

                      ---------------------------------------------------------------------------
Total
 regulatory
 capital                    $23,973     13.15%        $23,973     21.35%      $25,219     22.46%

Regulatory
 capital
 requirement                  3,645      2.00%          4,492      4.00%        8,984      8.00%

                      ---------------------------------------------------------------------------
Regulatory
 Capital
 excess                     $20,328     11.15%        $19,481     17.35%      $16,235     14.46%

                      ===========================================================================

*Tangible Assets                      $182,242    (thousands)
** Adjusted risk based assets         $112,302    (thousands)

         RESULTS OF OPERATIONS

         The Company is on a fiscal year ending December 31st. Interest income totaled $3.4 million or $144 thousand higher for the three months ended 6/30/98 as compared to the same period in 1997. Interest expense was $1.3 million for the three months ended 6/30/98 or $36 thousand above 1997. This caused an increase of $108 thousand or 5.4% in net interest income for the three month period ended 6/30/98 as compared to 6/30/97. The six month results for the periods ended 6/30/98 and 6/30/97 were an increase in interest income of $161 thousand and interest expense of $40 thousand. This provided for a net interest income increase of $121 thousand or a 3.0% increase for the six months ended 6/30/98 when compared to 6/30/97.

         Net interest rate margins were 5.20% and 5.19% for the first six months of 1998 and 1997, respectively. Interest income yields decreased 5 basis points as compared to interest costs which decreased 6 basis points in 1998 compared to 1997. The lower interest income yields were a result of lower yields from the investment portfolio.

         Provision for loan losses were $30,000 for the three months ended 6/30/98 and 6/30/97, and $60,000 for the six months ended 6/30/98 and 6/30/97.
Net charge offs for the six months ended 6/30/98 were $47 thousand as compared to $27 thousand for the same period in 1997.

         Noninterest income was $200 thousand for the three months ended 6/30/98 or approximately 13.6% above the same period in 1997. Noninterest income was $426 thousand for the six months ended 6/30/98 or approximately 16.3% above the same period in 1997, due to gains on loans sold and higher fee income.

         Noninterest expense was $1.6 million for the three months ended 6/30/98 or approximately 8.7% above the same period in 1997. Year to date noninterest expenses for 1998 were $3.0 million or 6.0% above the same period in 1997, due to increases in salaries, employee benefits and miscellaneous expenses.

         Net income was $585 thousand for the three months ended 6/30/98 or 4.0% above the same quarter of 1997. Net income was approximately $1.2 million for the six months ended 6/30/98 or 3.4% above the first six months of 1997. The increase was due to higher interest income offset by higher noninterest expenses. In addition, the tax provision was lower due to higher tax free municipal income in the first half of 1998. Unrealized appreciation (depreciation) on securities available for sale was ($171) thousand for the three months ended 6/30/98 compared to $75 thousand for the three months ended 6/30/97. Year to date unrealized appreciation (depreciation) was ($3) thousand compared to $20 thousand for the same period last year. Comprehensive income was $1.2 million for the six months ended 6/30/98 or 1.4% above the first half of 1997.

         YEAR 2000 COMPLIANCE

         Management has completed its assessment of the Year 2000 issue for all major systems. A schedule was established to test all computer hardware and software programs to determine compatibility with the Year 2000. Systems that did not pass the test are being upgraded or replaced. Outside computer vendors that we are using are actively addressing this situation by testing and reprogramming systems where necessary. We anticipate having all our systems totally compliant with the upcoming date change by the end of 1998. While no assurances can be given, management believes the cost of addressing and correcting this issue will not have a material impact on the Company's business, results of operations or financial condition.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

         There have been no material changes in the quantitative and qualitative disclosures about market risks as of June 30, 1998 from that presented in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

PART II.  OTHER INFORMATION

         Item 1.  Legal Proceedings - None
         Item 2.  Changes in Securities - None
         Item 3.  Defaults Upon Senior Securities - None
         Item 4. Submission of matters to a vote of security holders - The Company held its Annual Shareholders' Meeting on April 23, 1998, for the purpose of electing three directors and to approve an amendment to the Company's Amended Articles of Incorporation to eliminate par value of the Company's authorized common stock. The adoption of the amendment required the affirmative vote of the holders of a majority of the outstanding common shares of the Company. Shareholders received proxy materials containing the information required by this item. Results of shareholder voting on these issues was as follows:

Election of Directors:                      Sara Balzarini             Steve Schmid         Albert Yeagley
----------------------                      --------------             ------------         --------------

For                                             869,760                   869,760               869,760
Against                                           3,269                     3,269                 3,269
Abstain                                           -----                     -----                 -----
Shares not voted by Brokers                      14,289                    14,289                14,289

Amendment to the Company's
Amended Articles of Incorporation:
----------------------------------

For                                             851,019
Against                                           3,692
Abstain                                          18,317
Shares not voted by Brokers                      14,289


             Item 5.  Other Information - None
             Item 6.  Exhibits and Reports on Form 8-K
                      a. Exhibits

Exhibit No.                                                    If incorporated by Reference,
Under Reg.                                                     Documents with Which Exhibit
S-K, Item 601       Description of Exhibits                    was Previously Filed with SEC
-------------       -----------------------                    -----------------------------
(11)                Computation of Earnings per Share          Filed Herewith
(27)                Financial Data Schedule

No other exhibits are required to be filed herewith pursuant to Item 601 of Regulation S-K.

                      b. Reports on Form 8-K filed for the quarter ended
                         6/30/98 - Notice of changes in registrant's certifying accountant dated May 19, 1998 was previously filed with the SEC on May 26, 1998.

                                   Signatures

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         National Bancshares Corporation


Date:    August 11, 1998                 /s/ Charles J. Dolezal
         --------------------            --------------------------------------
                                         Charles J. Dolezal, President



Date:    August 11, 1998                 /s/ Lawrence M. Cardinal, Jr.
         --------------------            --------------------------------------
                                         Lawrence M. Cardinal, Jr., Treasurer
                                         (Principal Financial Officer)