Form 10-Q
period 1998-09-30
NATIONAL BANCSHARES CORP /OH/
filed 1998-11-06
CIK 790362

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For Quarterly Period Ended September 30, 1998

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

Yes __X__.    No _____.
    -----        ------

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of November 5, 1998:

          Common Stock, Without Par Value: 2,278,940 Shares Outstanding

                           National Bancshares Corporation

                                      Index

                                                                                                 Page
                                                                                                 Number

Part I.  Financial Information

         Item 1.  Financial Statements

                           Consolidated Balance Sheets                                               3
                           as of September 30, 1998 and
                           December 31, 1997  (Unaudited)

                           Consolidated Statements of Income                                         4
                           for the three and nine months ended
                           September 30, 1998 and 1997
                            (Unaudited)

                           Consolidated Statements of Cash Flows                                     5
                           for the nine months ended
                           September 30, 1998 and 1997
                            (Unaudited)

                           Note to Consolidated Financial                                            6
                           Statements (Unaudited)

         Item 2.  Management's Discussion and Analysis                                             6 - 8
                           of Financial Condition and
                           Results of Operations

         Item 3.  Quantitative and Qualitative Disclosures About                                     9
                           Market Risk

Part II. Other Information                                                                           9

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

NATIONAL BANCSHARES CORPORATION
CONSOLIDATED BALANCE SHEETS (Unaudited)

                                                                         9/30/98          12/31/97
ASSETS:
Cash and due from banks                                             $   5,409,501     $   8,068,623
Federal funds sold                                                     12,695,000         8,545,000
Securities available
 for sale (at fair value)                                              13,040,945        10,565,945
Securities held to maturity                                            57,551,513        70,374,836
  Approximate fair value
   September 30, 1998: $59,789,000
   December 31, 1997: $72,046,000
Federal bank stock                                                        873,700           842,800
Loans:
 Commercial                                                            30,447,587        28,895,270
 Real estate mortgage                                                  46,586,631        39,722,625
 Installment                                                           12,090,610        11,281,155
                                                                    -------------------------------
Total loans                                                            89,124,828        79,899,050
Less: Unearned income                                                     348,568           408,808
      Allowance for loan losses                                         1,254,204         1,232,464
                                                                    -------------------------------
Loans, net                                                             87,522,056        78,257,778
Accrued interest receivable                                             1,754,906         1,574,829
Premises and equipment                                                  2,654,078         2,477,058
Other assets                                                            2,779,491         2,275,463
                                                                    -------------------------------
TOTAL                                                               $ 184,281,190     $ 182,982,332
                                                                    ===============================

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
Deposits
 Demand                                                             $  25,272,940     $  27,544,731
 Savings and N.O.W.s                                                   70,828,242        71,770,277
 Time                                                                  55,435,499        51,766,848
                                                                    -------------------------------
Total deposits                                                        151,536,681       151,081,856
Securities sold under
 repurchase agreements                                                  4,171,436         3,576,966
Federal Reserve note account                                              342,012         1,000,000
Accrued interest payable                                                  545,319           556,827
Other liabilities                                                         653,703           588,890
                                                                    -------------------------------
Total liabilities                                                     157,249,151       156,804,539
                                                                    -------------------------------

SHAREHOLDERS' EQUITY
 Common stock - without par value;  6,000,000 shares
  Authorized; 2,289,528 and 1,144,764 shares issued                    11,447,640        11,447,640
  Surplus                                                               4,689,800         4,689,800
  Retained earnings                                                    11,310,743        10,137,117
  Accumulated other comprehensive income                                 (107,318)           91,756
  Less: Treasury shares (at cost): 11,458 and 4,446 shares as of
  September 30, 1998 and December 31, 1997, respectively                 (308,826)         (188,520)
                                                                    -------------------------------
Total shareholders' equity                                             27,032,039        26,177,793
                                                                    -------------------------------
TOTAL                                                               $ 184,281,190     $ 182,982,332
                                                                    ===============================

See note to consolidated financial statements

NATIONAL BANCSHARES CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)                                               Three months ended               Nine months ended
                                                       9/30/98          9/30/97         9/30/98          9/30/97
INTEREST INCOME:
 Interest and fees on loans                         $  2,026,180     $  1,890,559    $  5,838,783     $  5,541,534
 Interest on federal funds sold                          137,971          134,688         453,220          361,392
 Interest and dividends
  on investments
  US government obligations                              597,341          633,628       1,915,472        1,943,669
  Obligations of states and
   political subdivisions                                301,989          299,011         916,351          811,479
  Other securities                                       301,065          377,133         883,309        1,158,404
                                                    --------------------------------------------------------------
    Total interest income                              3,364,546        3,335,019      10,007,135        9,816,478

INTEREST EXPENSE:
 Interest on deposits                                  1,199,456        1,247,733       3,633,901        3,659,864
 Expense of funds purchased                               60,324           50,266         155,218          127,580
                                                    --------------------------------------------------------------
    Total interest expense                             1,259,780        1,297,999       3,789,119        3,787,444
                                                    --------------------------------------------------------------
    Net interest income                                2,104,766        2,037,020       6,218,016        6,029,034
PROVISION FOR LOAN LOSSES                                 30,000           30,000          90,000           90,000
                                                    --------------------------------------------------------------
Net interest income after
 provision for loan losses                             2,074,766        2,007,020       6,128,016        5,939,034

NONINTEREST INCOME                                       210,017          172,811         635,740          538,831

NONINTEREST EXPENSE:
 Salaries and employee benefits                          744,119          695,542       2,208,695        2,082,960
 Net occupancy expense                                   102,417          109,247         313,141          318,147
 Data processing expense                                 197,511          179,680         569,990          536,323
 Franchise tax                                            90,375           88,875         270,032          266,625
 Other expenses                                          404,103          323,492       1,199,891        1,044,337
                                                    --------------------------------------------------------------
    Total noninterest expense                          1,538,525        1,396,836       4,561,749        4,248,392
                                                    --------------------------------------------------------------

INCOME BEFORE INCOME TAXES                               746,258          782,995       2,202,007        2,229,473
Income taxes                                             152,908          168,158         446,748          491,435
                                                    --------------------------------------------------------------
NET INCOME                                               593,350          614,837       1,755,259        1,738,038
                                                    --------------------------------------------------------------

OTHER COMPREHENSIVE INCOME,
  NET OF TAX:
  Unrealized appreciation
  (depreciation) in fair value
  of securities available for sale                      (196,499)          33,934        (199,075)          54,148
                                                    --------------------------------------------------------------
COMPREHENSIVE INCOME                                $    396,851     $    648,771    $  1,556,184     $  1,792,186
                                                    ==============================================================

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING
    (Restated in 1997 for stock split in 1998)         2,279,211        2,285,154       2,281,969        2,286,850
                                                    ==============================================================

EARNINGS PER COMMON SHARE
    (See Note 1)                                    $       0.26     $       0.27    $       0.77     $       0.76
                                                    ==============================================================

See note to consolidated financial statements

NATIONAL BANCSHARES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)                                                                          Nine Months Ended
                                                                                  09/30/98         09/30/97

Cash Flows From Operating Activities:
Net Income                                                                     $  1,755,259     $  1,738,038
Adjustments to Reconcile Net Income
  to Net Cash Provided by Operating Activities
  Depreciation and Amortization                                                     474,304          463,839
  Provision for Loan Losses                                                          90,000           90,000
  Changes in Operating Assets and Liabilities                                       (50,635)        (181,081)
                                                                               -----------------------------
Total Adjustments                                                                   513,669          372,758
                                                                               -----------------------------
Net Cash Provided by Operating Activities                                         2,268,928        2,110,796

Cash Flows From Investing Activities:
  Held to maturity securities
    Proceeds from Maturities                                                     15,927,624        8,661,560
    Purchases                                                                    (3,880,522)      (6,803,719)
  Available for sale securities
    Proceeds from Maturities                                                      2,450,000
    Purchases                                                                    (4,574,694)      (4,615,458)
  Capital Expenditures                                                             (455,383)        (240,328)
  Net Increase in Loans                                                          (9,354,278)      (1,929,859)
  Increase in Other Assets                                                         (418,867)        (153,571)
                                                                               -----------------------------
Net Cash Used in Investing Activities                                              (306,120)      (5,081,375)

Cash Flows from Financing Activities:
  Net Decrease in Demand
    and Savings Accounts                                                         (3,213,826)      (3,442,468)
  Net Increase in time deposits                                                   3,668,651        1,761,179
  Net Decrease in Short-Term Borrowings                                             (63,518)        (448,885)
  Dividends Paid                                                                   (775,686)        (743,114)
  Issuance of Stock under Dividend Reinvestment Plan                                146,099           97,835
  Treasury Shares Purchased                                                        (233,650)        (164,321)
                                                                               -----------------------------
Net Cash Used in Financing Activities                                              (471,930)      (2,939,774)
                                                                               -----------------------------

Net Change in Cash and Cash Equivalents                                           1,490,878       (5,910,353)

Cash and Cash Equivalents at Beginning of the Period                             16,613,623       18,994,813
                                                                               -----------------------------
Cash and Cash Equivalents at End of the Period                                 $ 18,104,501     $ 13,084,460
                                                                               =============================

Supplemental Disclosure of Cash Flow Information
Cash Paid During the Period for:
  Interest                                                                     $  3,800,627     $  3,806,990
  Income Taxes                                                                 $    482,762     $    507,106

Cash and Cash Equivalents include Cash and Due From Banks
 And Federal Funds Sold
See note to consolidated financial statements

National Bancshares Corporation
Note to Consolidated Financial Statements (Unaudited)

Note 1.  Basis of Presentation

         The accompanying consolidated financial statements include the accounts of National Bancshares Corporation (the "Company") and its wholly-owned subsidiary, First National Bank, Orrville, Ohio (the "Bank"). All significant intercompany transactions and balances have been eliminated. The consolidated balance sheet as of September 30, 1998, the consolidated statements of income for the three and nine month periods ended September 30, 1998 and 1997, and the consolidated statements of cash flows for the nine month periods ended September 30, 1998 and 1997 have been prepared by the Company without audit. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

         The consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q, but do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. These statements should be read in conjunction with the consolidated financial statements and footnotes in the Company's annual report on Form 10-K for the year ended December 31, 1997. Operating results for the nine months ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.


           A two for one stock split payable in the form of a 100% stock dividend was declared on April 21, 1998. The record date for the stock dividend was May 15, 1998 and the issue date was May 29, 1998. Earnings per common share for the three and nine month periods ended September 30, 1997 have been restated to reflect the split.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         FORWARD-LOOKING INFORMATION

         Forward-looking statements contained in this discussion involve risks and uncertainties and are subject to change based on various important factors. Actual results could differ from those expressed or implied.

         FINANCIAL CONDITION

         Balance Sheets

         Total assets increased $1.3 million or 0.7% over 12/31/97. Cash and due from banks decreased approximately $2.7 million, mainly the result of a lower outgoing check letter on 9/30/98 as compared to 12/31/97. Federal funds sold increased $4.1 million or 48.6% due mainly to securities maturing. Securities available for sale increased $2.5 million or 23.4% from 12/31/97 due to purchases of agency and corporate securities. Securities held to maturity decreased $12.8 million or 18.2% from 12/31/97 due to securities maturing. Net loans increased $9.3 million or 11.8% due to increased demand in the commercial loan and real estate mortgage loan areas.

         Total deposits increased $0.5 million or approximately 0.3% from 12/31/97. Non-interest bearing demand accounts decreased by 8.2%, savings and N.O.W. accounts decreased by 1.3% and time deposits increased by 7.1%. Securities sold under repurchase agreements increased $0.6 million from 12/31/97. Total shareholders' equity increased $0.9 million or 3.3% over 12/31/97.

         Statements of Cash Flows


         Net cash provided by operating activities for the first nine months of 1998 was $2.3 million compared to $2.1 million for the same period in 1997. Net cash used in investing activities was $0.3 million due primarily to loan growth being funded by a net decrease in investment securities. Net cash of $0.5 million was used in financing activities. As a result, cash and cash equivalents increased $1.5 million during the first nine months of 1998. With total cash and cash equivalents of $18.1 million as of 9/30/98, the Company's liquidity ratios continue to remain favorable.


         Analysis of Equity

         Commercial banks whose deposits are insured by the Bank Insurance Fund ("BIF") are required to comply with certain minimum regulatory capital requirements. The following is a summary of the Bank's regulatory capital levels at 9/30/98.


REGULATORY CAPITAL
                                                      Tier One                Total
(Dollars in                     Tangible             Risk Based             Risk Based
Thousands)                      Capital*              Capital**              Capital**

                         -----------------------------------------------------------------
Total
 Regulatory
 capital                  $24,384      13.36%    $24,384      21.43%    $25,638      22.53%

Regulatory
 Capital
 Requirement                3,650       2.00%      4,551       4.00%      9,102       8.00%

                         -----------------------------------------------------------------
Regulatory
 Capital
 excess                   $20,734      11.36%    $19,833      17.43%    $16,536      14.53%

                         =================================================================

*Tangible Assets                     $182,488 (thousands)
** Adjusted risk based assets        $113,775 (thousands)

         RESULTS OF OPERATIONS

         The Company is on a fiscal year ending December 31st. Interest income totaled $3.4 million or $30 thousand higher for the three months ended 9/30/98 as compared to the same period in 1997. Interest expense was $1.3 million for the three months ended 9/30/98 or $38 thousand below 1997. This caused an increase of $68 thousand or 3.3% in net interest income for the three month period ended 9/30/98 as compared to 9/30/97. The nine month results for the periods ended 9/30/98 and 9/30/97 were an increase in interest income of $191 thousand and interest expense of $2 thousand. This provided for a net interest income increase of $189 thousand or a 3.1% increase for the nine months ended 9/30/98 when compared to 9/30/97.

         Net interest rate margins were 5.22% and 5.18% for the first nine months of 1998 and 1997, respectively. Interest income yields decreased 5 basis points as compared to interest costs which decreased 9 basis points in 1998 compared to 1997.

         Provision for loan losses were $30,000 for the three months ended 9/30/98 and 9/30/97, and $90,000 for the nine months ended 9/30/98 and 9/30/97.
Net charge offs for the nine months ended 9/30/98 were $68 thousand as compared to $48 thousand for the same period in 1997.

         Noninterest income was $210 thousand for the three months ended 9/30/98 or approximately 21.5% above the same period in 1997. Noninterest income was $636 thousand for the nine months ended 9/30/98 or approximately 18.0% above the same period in 1997, due to gains on loans sold and higher fee income.

         Noninterest expense was $1.5 million for the three months ended 9/30/98 or approximately 10.1% above the same period in 1997. Year to date noninterest expenses for 1998 were $4.6 million or 7.4% above the same period in 1997, due to increases in salaries, employee benefits and miscellaneous expenses.

         Net income was $593 thousand for the three months ended 9/30/98 or 3.5% below the same quarter of 1997. Net income was approximately $1.8 million for the nine months ended 9/30/98 or 1.0% above the first nine months of 1997. The increase was due to higher interest and noninterest income offset by higher noninterest expenses. In addition, the tax provision was lower due to higher tax free municipal income in 1998. Unrealized appreciation (depreciation) on securities available for sale was ($196) thousand for the three months ended 9/30/98 compared to $34 thousand for the three months ended 9/30/97. Year to date unrealized appreciation (depreciation) was ($199) thousand compared to $54 thousand for the same period last year. Comprehensive income was $1.6 million for the nine months ended 9/30/98 or 13.2% below 9/30/97.

         YEAR 2000 COMPLIANCE

         Management has completed its assessment of the Year 2000 issue for all major systems. A schedule was established to test all computer hardware and software programs to determine compatibility with the Year 2000. Systems that did not pass the test are being upgraded or replaced. Outside computer vendors that we are using are actively addressing this situation by testing and reprogramming systems where necessary. We anticipate having all our critical systems totally compliant with the upcoming date change by the end of 1998. While no assurances can be given, management believes the cost of addressing and correcting this issue will not have a material impact on the Company's business, results of operations or financial condition.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

         There have been no material changes in the quantitative and qualitative disclosures about market risks as of September 30, 1998 from that presented in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

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

         b. There were no reports on Form 8-K filed for the quarter ended
9/30/98.

                                   Signatures

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   National Bancshares Corporation


Date:  November 5, 1998        /s/Charles J. Dolezal
       ----------------        ------------------------------------------------
                               Charles J. Dolezal, President



Date:  November 5, 1998        /s/Lawrence M. Cardinal, Jr.
       ----------------        ------------------------------------------------
                               Lawrence M. Cardinal, Jr., Treasurer
                               (Principal Financial Officer)