Form 10-K405
period 1998-12-31
NATIONAL BANCSHARES CORP /OH/
filed 1999-03-26
CIK 790362

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

                     ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the Fiscal Year Ended Dec. 31, 1998
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

                           Common Stock, No Par Value
                                 Title of Class

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X . No   .
                                      ----    ----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. __X__

State the aggregate market value of the voting stock held by non-affiliates of the registrant as of March 1, 1999: $59,888,857.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of March 1, 1999.
                      Common Stock, No Par Value: 2,255,035

Documents Incorporated by Reference:

- Portions of the registrant's Proxy Statement dated March 22,1999 and previously filed March 18, 1999, are incorporated by reference into Part III.
- Portions of the registrant's Annual Report to Shareholders, December 31, 1998 are incorporated by reference in Parts I, II, IV.

Form 10-K Cross Reference Index                                           Page

  Part I
    Item 1 - Business
      Description of Business                                             4
      Financial Ratios - Note 1                                           A20
      Daily Average Balance Sheets, Interest and Rates - Note 1           A19
      Volume and Rate Variance Analysis                                   6
      Investment Portfolio                                                7
      Loan Portfolio                                                      8
      Summary of Loan Loss Experience                                     9
      Deposits                                                           10
      Short-term borrowings - None required
    Item 2 - Properties                                                   4
    Item 3 - Legal Proceedings                                            4
    Item 4 - Submission of Matters to a Vote of Security Holders  - None

  Part II
    Item 5 - Market for the Registrant's Common Equity
             and Related Stockholder Matters - Note 1                     A7
             Number of shareholders of common stock                       4
    Item 6 - Selected Financial Data - Note 1                             A20
    Item 7 - Management's Discussion and Analysis of Financial
             Condition and Results of Operation - Note 1                  A2-6
    Item 7A - Quantitative and Qualitative Disclosures About
             Market Risk                                                  A5
    Item 8 - Financial Statements - Note 1                                A8-18
    Item 9 - Changes in and Disagreements with Accountants on
             Accounting and Financial Disclosure - Note 2                 B7

  Part III
    Item 10- Directors of the Registrant - Note 2                         B3
             Executive Officers of the Registrant                         5
    Item 11- Executive Compensation - Note 2                              B5
    Item 12- Security Ownership of Certain Beneficial
             Owners and Management - Note 2                               B3
    Item 13- Certain Relationships and Related Transactions - Note 2      B6

  Part IV
    Item 14- Exhibits, Financial Statement Schedules and Reports on Form 8-K Report of Crowe, Chizek and Company LLP,
          Independent Auditors                                            A18
      Financial Statements: - Note 1
        Consolidated Balance Sheets as of December 31, 1998 and 1997      A8
        Consolidated Statements of Income for the Years Ended
          December 31, 1998, 1997 and 1996                                A9
        Consolidated Statements of Cash Flows for the Years
          Ended December 31, 1998, 1997 and 1996                          A11
        Consolidated Statements of Changes in Shareholders' Equity
          for the Years Ended December 31, 1998, 1997 and 1996            A10
        Notes to Financial Statements - Note 1                            A12-18
      Reports on Form 8-K filed in fourth quarter of 1998: None
      Exhibit Table                                                      13
  Signatures                                                             11-12

Appendix A - National Bancshares 1998 Annual Report to                    A
                 Shareholders

Note 1 - Incorporated by reference from the registrant's Annual Report to Shareholders for the year ended December 31, 1998 -- Appendix A

Note 2 - Incorporated by reference from the registrant's proxy statement dated March 22, 1999 previously filed with the SEC on March 18, 1999

Item 1 - Business:
National Bancshares Corporation (the "Company"), incorporated in 1985, is a one-bank holding company for First National Bank, Orrville, Ohio (the "Bank"). The formation was approved by shareholders on April 24, 1986 and consummated on June 2, 1986. The Bank offers a full line of services usually found in any commercial bank operation, including checking accounts, savings accounts, certificates of deposit, personal loans, loans to business and industry, installment loans, safety deposit boxes and credit cards. While the Company's chief decision-makers monitor the revenue streams of the various products and services, operations are managed and financial performance is evaluated on a Company-wide basis. Accordingly, all of the Company's banking operations are considered by management to be aggregated in one reportable operating segment. The Bank does not have trust powers and, therefore, does not offer trust services. The Bank operates nine full service offices and one limited service office in a market area comprising most of Wayne County, portions of western Stark County, northeastern Holmes County and southern Medina County. There are approximately 15 other banking and thrift organizations in the immediate market area. The Bank also competes with insurance companies, consumer finance companies, credit unions, mortgage banking companies, and commercial finance and leasing companies. In addition, money market mutual funds and brokerage houses provide many of the financial services offered by the Bank. The principal methods of competition are the rates of interest charged and paid for loans and deposits, fees charged for services, the quality of services provided and the convenience of banking hours and branch locations. No major elimination of services presently offered is anticipated in the immediate future.

Lending policies of the Bank follow the guidelines set forth in the Bank's Credit Policy, which is approved by the Board of Directors on an annual basis. The Credit Policy designates lending authority for the Chief Executive Officer, Senior Vice President, Chief Loan Officer and all loan officers. The Credit Policy also sets forth the maximum aggregate amount that may be loaned to any one customer. Guidelines are established for credit types, loan mix, concentration of credit and credit standards. Collateral is generally obtained on loans and an appraisal is required to determine the value of the collateral. Loan decisions are based on the five C's of credit: capacity, character, capital, collateral and conditions. For real estate loans, guidelines have been established for maximum loan-to-value ratios. Guidelines are also established for the term of the loan, which must coincide with the credit purpose and life of the collateral. In addition to the Credit Policy, the Bank has established a series of control procedures to monitor the overall credit quality of the loan portfolio. These controls include checklists, loan diaries, annual loan reviews of all loans over $75,000 (excluding first mortgage loans), monthly board reports of problem loans, and a monthly review and determination of the adequacy of the allowance for loan losses.

Management estimates the allowance for loan loss balance required using past loss experience, known and inherent risks in the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors.

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

Item 2 - Properties:
The headquarters of the Company and the Bank are located in Orrville, Ohio. The Bank has a total of ten banking office buildings which are located in Orrville, Dalton, Kidron, Smithville, Mt. Eaton, Apple Creek, Lodi and Seville, Ohio. All buildings are owned by the Bank with the exception of the Seville Office which is a leased facility. During 1998, the Company purchased a facility in Wooster and plans to open a full-service branch at this location in the spring of 1999.

Item 3 - Legal Proceedings
There were no legal proceedings during 1998 other than ordinary routine litigation incidental to business which was not material.

Item 5 - Number of shareholders of common stock
The Company had 940 shareholders of common stock as of March 10, 1999.

Item 10 - Executive Officers
The Executive Officers of the Company are as follows:

Name                            Age    Position
Charles J. Dolezal              45     President
                                       President of First National Bank

Kenneth R. VanSickle            51     Senior V.P., Secretary
                                       Senior V.P., Chief Loan Officer of
                                       First National Bank

Lawrence M. Cardinal, Jr.       47     Vice President, Treasurer
                                       Vice President & Controller of
                                       First National Bank

There is no family relationship between any of the above executive officers. Mr. Dolezal has been an executive officer of the Company since its formation in 1986 and the President of the Bank since 1981. Mr. VanSickle was appointed Senior V.P., Secretary of the Company on April 24, 1997 and has been a senior loan officer of the Bank since 1986. Mr. Cardinal was appointed Vice President, Treasurer of the Company and Vice President & Controller of the Bank on April 24, 1997. Mr. Cardinal previously worked as an audit manager for the CPA firm of Reinhard, Kopko and Keller from 1995 to 1997 and as Senior Vice President and Controller for The First National Bank of Ohio from 1993 to 1995.

VOLUME AND RATE VARIANCE ANALYSIS

The following table represents a summary analysis of changes in interest income, interest expense and the resulting net interest income on a tax equivalent basis for the periods presented each, as compared with the preceding period. Volume is based on daily average balances.



(Dollars in thousands)                  1998 versus 1997                   1997 versus 1996
                                      Increase (Decreases)               Increase (Decreases)
                                        Due to Changes In                  Due to Changes In
                                -------------------------------    ------------------------------

                                                         Net                               Net
                                     Volume      Rate   Change         Volume      Rate   Change
                                -------------------------------    ------------------------------
Interest Income
 Investment securities:
  Taxable                            ($315)    ($170)   ($485)            $71     ($56)      $15
  Nontaxable                            220      (74)      146            181      (17)      164
  (tax equivalent basis)*
 Federal funds sold                     103      (21)       82             46        15       61
 Loans (including
  Nonaccrual loans)                     510     (127)      383            310      (66)      244
                                -------------------------------    ------------------------------

   Total interest Income
   (tax equivalent basis)*             $518    ($392)     $126           $608    ($124)     $484
                                ===============================    ==============================


Interest Expense
 Deposits
  Interest bearing checking           ($20)     ($92)   ($112)          ($18)     ($16)    ($34)
  Savings                              (10)         2      (8)             24       (1)       23
  Time, $100,000
   And over                              76      (28)       48            160       (9)      151
  Time, other                           (4)      (12)     (16)             35      (13)       22
 Other funds purchased                   32      (17)       15             52       (2)       50
                                -------------------------------    ------------------------------

   Total interest
    Expense                             $74    ($147)    ($73)           $253     ($41)     $212
                                ===============================    ==============================


Changes in net
 Interest income (tax
 Equivalent basis)*                    $444    ($245)     $199           $355     ($83)     $272
                                ===============================    ==============================


* Tax equivalence based on highest statutory tax rates of 34%.

INVESTMENT PORTFOLIO

The carrying amounts and distribution of the Company's investment securities held are summarized in the Annual Report to Shareholders (Appendix A, Page 13,
Note 2). The carrying amount, maturities and approximate weighted average yields (on a tax equivalent basis) of debt securities at December 31, 1998 are as follows:


INVESTMENT PORTFOLIO
December 31, 1998
(Dollars in thousands)

                             Total            0 to 1 Year          1 to 5 Years        5 to 10 Years       Over 10 years
                        Amount    Yield    Amount    Yield      Amount     Yield     Amount     Yield    Amount     Yield
Available for Sale:

US Agencies            $  5,055    6.8%                        $ 1,000      6.3%  $  4,055      6.9%
State & political
 Subdivisions             2,887    8.3%                                                                 $2,887      8.3%
Other securities          3,821    6.3%                          1,437      6.4%     2,384      6.2%
                     ----------------------------------------------------------------------------------------------------
TOTAL                   $11,763    7.0%                        $ 2,437      6.4%  $  6,439      6.6%    $2,887      8.3%
                     ====================================================================================================


Held to Maturity:

US Treasury            $  6,250    7.1%     $4,013     6.7%    $ 1,010      7.2%  $  1,227      8.5%
US Agencies              20,134    6.6%        211     5.7%      4,093      5.8%    15,700      6.8%   $   130     10.2%
State & political
 Subdivisions            18,569    8.6%      1,773     8.8%      9,147      8.6%     2,741      9.1%     4,908      8.3%
Other securities         11,826    6.8%      2,528     6.7%      7,554      6.9%     1,437      6.5%       307      6.4%
                     ----------------------------------------------------------------------------------------------------
TOTAL                   $56,779    7.4%     $8,525     7.1%    $21,804      7.4%   $21,105      7.2%    $5,345      8.2%
                     ====================================================================================================


There was no single issuer of securities where the total book value of such securities exceeded 10% of shareholders' equity except for US government obligations.

LOAN PORTFOLIO

The detail of the loan portfolio balances are included in the Annual Report to Shareholders (Appendix A, Page 14, Note 3).

MATURITIES AND SENSITIVITIES OF LOANS TO CHANGES IN INTEREST RATES
The following are approximate maturities and sensitivity to changes in interest rates of certain loans exclusive of real estate mortgages and consumer loans as of December 31, 1998.



Types of Loans                          0 to 1 Year    1 to 5 Years     5 and Over Years       Total
(Dollars in Thousands)
Commercial                                  $15,251          $1,326                          $16,577
Real Estate Construction                    $   242          $  667             $303         $ 1,212

Above loans due beyond 1 year
with:
Predetermined interest rates                                                                 $   597
Adjustable interest rates                                                                    $ 1,699


NONACCRUAL AND PAST DUE LOANS
Generally, recognition of interest income is discontinued where reasonable doubt exists as to the collectability of the interest. Income from non-accrual loans is recorded when received. The difference between interest income recognized on such loans and income that would have been recognized at original contractual rates is immaterial. The bank generally places loans on a non-accrual status when a default of principal or interest has existed for 90 days or more. The bank generally does not renegotiate loans due to deterioration in the financial position of the borrower. The amounts of renegotiated loans are not considered material.

(Dollars in Thousands)                 12/31/98    12/31/97
90 Days Past Due and Accruing              $141        $126
Nonaccruing Loans                          $168        $427

POTENTIAL LOAN PROBLEMS
Management reviews the loan portfolio for potential loan problems on a monthly basis. The following loans were classified by management, which excludes the above non-accrual loan totals. The amount shown below is the outstanding loan balance, which has not been reduced by collateral values.

(Dollars in Thousands)        12/31/98    12/31/97
Loss                            $    0      $    0
Doubtful                            64          45
Substandard                      1,232       1,083
OAEM                               180         585
Watch                                0           0
                           ------------ -----------
Total                           $1,476      $1,713
                           ============ ===========

LOAN CONCENTRATIONS
Due to the nature of our market area, there are no significant loan concentrations of 10% of total loans to borrowers engaged in similar activities other than noted in the loan categories disclosed in the Annual Report to Shareholders (Appendix A, Page 14, Note 3).

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

Transactions in the allowance for loan losses are maintained by three major loan categories and the summary of such transactions for periods indicated follows:



CHANGES IN ALLOWANCE
FOR LOAN LOSSES
(Dollars in Thousands)                     1998           1997

Balance at the beginning of period            $1,232          $1,151
Loans charged off:
 Commercial & industrial                          34              34
 Real estate                                      11              19
 Consumer                                         90              38
                                      -------------------------------
Total loans charged off                          135              91
                                      -------------------------------

Recoveries of loans charged off:
 Commercial & industrial                           7               1
 Real estate                                      45              30
 Consumer                                         28              21
                                      -------------------------------
Total recoveries                                  80              52
                                      -------------------------------
Net loans charged off                             55              39
                                      -------------------------------
Provision charged to
 operating expense                               120             120
                                      -------------------------------
Balance at end of period                      $1,297          $1,232
                                      ===============================

Net charge-offs to
 average loans                                 0.07%           0.05%
                                      ===============================



DISTRIBUTION OF ALLOWANCE FOR
LOAN LOSSES BY CATEGORY
(Dollars in thousands)                      December 31, 1998              December 31, 1997

                                                          % of                          % of
                                          Amount       Total Loans      Amount      Total Loans
Commercial & industrial                       $  345             20%       $   91              16%
Real estate construction                          12              1%            0               2%
Real estate mortgages                            222             68%           18              70%
Consumer loans                                   152             11%           11              12%
Unallocated                                      566             N/A        1,112              N/A
                                      -------------------------------------------------------------
TOTAL                                         $1,297            100%       $1,232             100%
                                      =============================================================



DEPOSITS

The classification of average deposits and the average rate paid on such deposits for periods ending December 31, 1998, 1997 and 1996 is included in Analysis of Net Interest Earnings included in the Annual Report to Shareholders (Appendix A, Page 19).

 A summary of maturities of time deposits of $100,000 or more is as follows.

                                                       12/31/98
Three months or less                                $10,131,596
Over 3 months through 6 months                          991,930
Over 6 months through 12 months                         315,596
Over 12 months                                          546,490
                                           ---------------------
                                                    $11,985,612
                                           =====================

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         NATIONAL BANCSHARES CORPORATION




DATE:          3-16-99        /s/ Charles J. Dolezal
         -----------------    --------------------------------
                              Charles J. Dolezal, President


DATE:          3-16-99        /s/ Lawrence M. Cardinal, Jr.
         -----------------    --------------------------------
                              Lawrence M. Cardinal, Jr., V.P., Treasurer
                              (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


DATE:          3-16-99        /s/ Charles J. Dolezal
         -----------------    --------------------------------
                              Charles J. Dolezal, Chairman


DATE:          3-16-99        /s/ Sara Balzarini
         -----------------    --------------------------------
                              Sara Balzarini, Director


DATE:          3-16-99        /s/ Bobbi Douglas
         -----------------    --------------------------------
                              Bobbi Douglas, Director


DATE:          3-16-99        /s/ John W. Kropf
         -----------------    --------------------------------
                              John W. Kropf, Director


DATE:          3-16-99        /s/ Steve Schmid
         -----------------    --------------------------------
                              Steve Schmid, Director


DATE:          3-16-99        /s/ John E. Sprunger
         -----------------    --------------------------------
                              John E. Sprunger, Director

DATE:          3-16-99        /s/ Howard J. Wenger
         -----------------    --------------------------------
                              Howard J. Wenger, Director


DATE:          3-16-99        /s/ James F. Woolley
         ------------------   --------------------------------
                              James F. Woolley, Director


DATE:          3-16-99        /s/Albert Yeagley
         ------------------   ---------------------------------
                              Albert Yeagley, Director


EXHIBIT INDEX


Exhibit No.                                                                     If incorporated by Reference,
Under Reg.          Form 10-K                                                   Documents with Which Exhibit
S-K, Item 601       Exhibit No.       Description of Exhibits                   was Previously Filed with SEC
(3)(i)                                Amended Articles of Incorporation         Registration Statement S-4 filed
                                                                                3/31/86 File No. 33-03711
(3)(ii)                               Code of Regulations                       Registration Statement S-4 filed
                                                                                3/31/86 File No. 33-03711
(11)                A20               Computation of Earnings per Share         Incorporated by reference
(12)                A20               Computation of Ratios                     Incorporated by reference
(13)                A                 1998 Annual Report to Shareholders
(21)                A1                Subsidiaries of the registrant            Incorporated by reference
(23.1)                                Consent of Deloitte & Touche, LLP
(23.2)                                Consent of Crowe, Chizek and Co. LLP
(27)                                  Financial Data Schedule


No other exhibits are required to be filed herewith pursuant to Item 601 of Regulation S-K.