Form 10-Q
period 1999-03-31
NATIONAL BANCSHARES CORP /OH/
filed 1999-05-12
CIK 790362

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For Quarterly Period Ended March 31, 1999

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of May 5, 1999:

          Common Stock, Without Par Value: 2,254,937 Shares Outstanding

                         National Bancshares Corporation

                                      Index
                                                                           Page
                                                                          Number

Part I.  Financial Information

         Item 1.  Financial Statements

                           Consolidated Balance Sheets                         3
                           as of March 31, 1999 and
                           December 31, 1998 (Unaudited)

                           Consolidated Statements of Income                   4
                           and Comprehensive Income for the
                           three months ended
                           March 31, 1999 and 1998
                            (Unaudited)

                           Consolidated Statements of Cash Flows               5
                           for the three months ended
                           March 31, 1999 and 1998
                           (Unaudited)

                           Note to Consolidated Financial                      6
                           Statements (Unaudited)

         Item 2.  Management's Discussion and Analysis                    6 - 10
                           of Financial Condition and
                           Results of Operations

         Item 3.  Quantitative and Qualitative Disclosures About              11
                           Market Risk

Part II. Other Information                                                    11

         Item 1.  Legal Proceedings - None
         Item 2.  Changes in Securities - None
         Item 3.  Defaults Upon Senior Securities - None
         Item 4.  Submission of matters to a vote of
                           security holders
         Item 5.  Other Information - None
         Item 6.  Exhibits and Reports on Form 8-K


Signatures                                                                    12

NATIONAL BANCSHARES CORPORATION
CONSOLIDATED BALANCE SHEETS (Unaudited)

                                                                         3/31/99        12/31/98
ASSETS:
Cash and due from banks                                             $   6,331,111    $   7,675,122
Federal funds sold                                                     15,725,000       13,215,000
                                                                    -------------    -------------
   Total cash and cash equivalents                                     22,056,111       20,890,122
Securities available
 for sale (at fair value)                                              12,334,252       13,030,285
Securities held to maturity                                            55,834,643       56,778,648
  Approximate fair value
   March 31, 1999: $57,283,000
   December 31, 1998: $58,584,000
Federal bank stock                                                        895,100          884,500
Loans:
 Commercial                                                            37,599,576       34,745,544
 Real estate mortgage                                                  47,974,322       47,013,076
 Installment                                                           11,646,159       11,907,001
                                                                    -------------    -------------
Total loans                                                            97,220,057       93,665,621
Less: Unearned income                                                     322,058          332,033
      Allowance for loan losses                                         1,267,158        1,296,513
                                                                    -------------    -------------
Loans, net                                                             95,630,841       92,037,075
Accrued interest receivable                                             1,712,163        1,351,375
Premises and equipment - net                                            2,597,990        2,650,105
Other assets                                                            3,111,700        2,581,494
                                                                    -------------    -------------
TOTAL                                                               $ 194,172,800    $ 190,203,604
                                                                    =============    =============

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
Deposits
 Demand                                                             $  26,280,514    $  31,486,957
 Savings and N.O.W.s                                                   74,049,835       73,851,696
 Time                                                                  61,623,156       52,375,898
                                                                    -------------    -------------
Total deposits                                                        161,953,505      157,714,551
Securities sold under
 repurchase agreements                                                  3,792,110        3,956,501
Federal reserve note account                                              347,335           87,358
Accrued interest payable                                                  537,442          545,377
Other liabilities                                                         830,850          706,935
                                                                    -------------    -------------
Total liabilities                                                     167,461,242      163,010,722
                                                                    -------------    -------------

SHAREHOLDERS' EQUITY
 Common stock - without par value;  6,000,000 shares
  authorized; 2,289,528 shares issued                                  11,447,640       11,447,640
  Additional paid-in-capital                                            4,689,800        4,689,800
  Retained earnings                                                    11,930,236       11,523,005
  Accumulated other comprehensive income                                 (325,257)        (174,514)
  Less: Treasury shares (at cost): 34,493 and 10,588 shares as of
  March 31, 1999 and December 31, 1998, respectively                   (1,030,861)        (293,049)
                                                                    -------------    -------------
Total shareholders' equity                                             26,711,558       27,192,882
                                                                    -------------    -------------
TOTAL                                                               $ 194,172,800    $ 190,203,604
                                                                    =============    =============


See note to consolidated financial statements

NATIONAL BANCSHARES CORPORATION
CONSOLIDATED STATEMENTS OF INCOME AND
COMPREHENSIVE INCOME

(Unaudited)                                           Three months ended
                                                    3/31/99        3/31/98
INTEREST INCOME:
 Loans, including fees                           $ 1,984,234    $ 1,840,948
 Federal funds sold                                  150,567        132,224
 Interest and dividends
  on investments
  US government obligations                          508,144        648,782
  Obligations of states and
   political subdivisions                            302,479        306,010
  Other securities                                   275,029        296,906
                                                 -----------    -----------
    Total interest income                          3,220,453      3,224,870

INTEREST EXPENSE:
 Deposits                                          1,110,698      1,189,487
 Short-term borrowings                                43,584         46,830
                                                 -----------    -----------
    Total interest expense                         1,154,282      1,236,317
                                                 -----------    -----------
    Net interest income                            2,066,171      1,988,553
PROVISION FOR LOAN LOSSES                             30,000         30,000
                                                 -----------    -----------
Net interest income after
 provision for loan losses                         2,036,171      1,958,553

NONINTEREST INCOME                                   215,556        225,465

NONINTEREST EXPENSE:
 Salaries and employee benefits                      777,880        729,647
 Net occupancy expense                                96,009        110,218
 Data processing expense                             163,674        182,909
 Franchise tax                                        77,238         89,282
 Other expenses                                      363,588        348,047
                                                 -----------    -----------
    Total noninterest expense                      1,478,389      1,460,103
                                                 -----------    -----------

INCOME BEFORE INCOME TAXES                           773,338        723,915
Income tax expense                                   153,987        147,378
                                                 -----------    -----------
NET INCOME                                           619,351        576,537
                                                 -----------    -----------

OTHER COMPREHENSIVE INCOME,
  NET OF TAX:
  Unrealized appreciation
  (depreciation) in fair value
  of securities available for sale                  (150,743)       168,627
                                                 -----------    -----------
COMPREHENSIVE INCOME                             $   468,608    $   745,164
                                                 ===========    ===========

WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING
(Restated in 1998 for stock split in May 1998)     2,265,773      2,282,974
                                                 ===========    ===========

BASIC EARNINGS PER COMMON SHARE
    (See Note 1)                                 $      0.27    $      0.25
                                                 ===========    ===========


See note to consolidated financial statements

NATIONAL BANCSHARES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)                                            Three Months Ended
                                                     3/31/99        3/31/98

Cash Flows From Operating Activities:
Net Income                                       $    619,351    $    576,537
Adjustments to Reconcile Net Income
  to Net Cash Provided by Operating Activities
  Depreciation and Amortization                       129,429         177,730
  Federal Home Loan Bank Stock Dividend               (10,600)        (10,200)
  Provision for Loan Losses                            30,000          30,000
  Changes in Other Assets and Liabilities            (557,390)        (94,527)
                                                 ------------    ------------
Net Cash From Operating Activities                    210,790         679,540

Cash Flows From Investing Activities:
  Securities Held to Maturity
    Proceeds from Maturities and Repayments         3,728,799       4,607,932
    Purchases of Investments                       (2,791,942)
  Securities Available for Sale
    Proceeds from Maturities and Repayments         1,000,000         660,000
    Purchases of Investments                         (538,750)     (1,997,500)
  Capital Expenditures                                (41,833)        (21,053)
  Net Increase in Loans to Customers               (3,623,766)     (3,790,363)
                                                 ------------    ------------
Net Cash From Investing Activities                 (2,267,492)       (540,984)

Cash Flows from Financing Activities:
  Net Decrease in Demand
    and Savings Accounts                           (5,008,304)     (4,271,037)
  Net Increase in time deposits                     9,247,258       8,243,121
  Net Increase in Short-Term Borrowings                95,586         112,623
  Dividends Paid                                     (387,420)       (364,966)
  Dividends Reinvested                                 70,447          69,536
  Purchase of Treasury Shares                        (794,876)         (9,300)
                                                 ------------    ------------
Net Cash From Financing Activities                  3,222,691       3,779,977
                                                 ------------    ------------

Net Increase in Cash and Cash Equivalents           1,165,989       3,918,533

Beginning Cash and Cash Equivalents                20,890,122      16,613,623
                                                 ------------    ------------
Ending Cash and Cash Equivalents                 $ 22,056,111    $ 20,532,156
                                                 ============    ============

Supplemental Disclosures
  Cash Paid for Interest                         $  1,162,217    $  1,235,827
  Cash Paid for Income Taxes                     $     50,000    $      7,762



Cash and Cash Equivalents include Cash and Due From Banks and Federal Funds Sold.
See note to consolidated financial statements.

National Bancshares Corporation
Note to Consolidated Financial Statements (Unaudited)

Note 1.  Basis of Presentation

         The accompanying consolidated financial statements include the accounts of National Bancshares Corporation (the "Company") and its wholly-owned subsidiary, First National Bank, Orrville, Ohio (the "Bank"). All significant intercompany transactions and balances have been eliminated. The consolidated balance sheet as of March 31, 1999, the consolidated statements of income for the three month periods ended March 31, 1999 and 1998, and the consolidated statements of cash flows for the three month periods ended March 31, 1999 and 1998 have been prepared by the Company without audit. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

         The consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q, but do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. These statements should be read in conjunction with the consolidated financial statements and footnotes in the Company's annual report on Form 10-K for the year ended December 31, 1998. Operating results for the three months ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

           The Company provides a broad range of financial services to individuals and companies in northern Ohio. While the Company's chief decision makers monitor the revenue streams of the various products and services, operations are managed and financial performance is evaluated on a Company-wide basis. Accordingly, all the Company's banking operations are considered by management to be aggregated in one reportable operating segment.

           A two for one stock split payable in the form of a 100% stock dividend was declared on April 21, 1998. The record date for the stock dividend was May 15, 1998 and the issue date was May 29, 1998. Basic earnings per common share for the three month period ended March 31, 1998 have been restated to reflect the split.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         FORWARD-LOOKING INFORMATION

         Forward-looking statements contained in this discussion involve risks and uncertainties and are subject to change based on various important factors. Actual results could differ from those expressed or implied.

         FINANCIAL CONDITION

         Balance Sheets

         Total assets increased $4.0 million or 2.1% over 12/31/98. Cash and due from banks decreased approximately $1.3 million, mainly the result of a lower outgoing check letter on 3/31/99 as compared to 12/31/98. Federal funds sold increased $2.5 million or 19.0% due to deposit growth and securities maturing. Securities available for sale decreased $0.7 million or 5.3% and securities held to maturity decreased $0.9 million or 1.7% from 12/31/98. Net loans increased $3.6 million or 3.9% due to increased demand in the commercial loan and real estate mortgage loan areas.

         The carrying amounts and approximate fair values of the investment securities are summarized as follows:


                                                           March 31, 1999
                                     -----------------------------------------------------
                                                         Gross         Gross
                                        Amortized      Unrealized    Unrealized     Fair
                                          Cost            Gains        Losses      Value
                                     -----------------------------------------------------
Available for Sale:

U.S. Government and federal agency   $ 4,007,177   $    24,384   $         -   $ 4,031,561
State and municipal                    2,812,578        68,582        10,524     2,870,636
Corporate bond and notes               3,748,763        41,970         1,328     3,789,405
                                     -----------   -----------   -----------   -----------
     Total debt securities            10,568,518       134,936        11,852    10,691,602
Equity securities                      2,258,548                     615,898     1,642,650
                                     -----------   -----------   -----------   -----------
     Total                           $12,827,066   $   134,936   $   627,750   $12,334,252
                                     ===========   ===========   ===========   ===========

Held to Maturity:

U.S. Government and federal agency   $24,111,020   $   480,314   $    69,418   $24,521,916
State and municipal                   19,425,217       909,800        15,703    20,319,314
Corporate bond and notes              12,298,406       164,605        21,539    12,441,472
                                     -----------   -----------   -----------   -----------
     Total                           $55,834,643   $ 1,554,719   $   106,660   $57,282,702
                                     ===========   ===========   ===========   ===========



The activity in the allowance for loan losses for the first quarter of 1999 was as follows:


Beginning balance                      $ 1,296,513
Provision for loan losses                   30,000
Loans charged-off                          (62,067)
Recoveries                                   2,712
                                       -----------
Ending balance                         $ 1,267,158
                                       -----------

         The allowance for loan losses is a valuation allowance for probable credit losses, increased by the provision for loan losses and decreased by charge-offs less recoveries. Management estimates the allowance balance required using past loan loss experience, known and inherent risks in the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management's judgement, should be charged-off.

         The allowance for loan losses to total loans percentages were 1.30% and 1.39% as of March 31, 1999 and December 31, 1998, respectively. On an annualized basis, net charge-off to total loans percentages were .24% for the first quarter of 1999 and .06% for 1998. During the first quarter of 1999 one large commercial loan was charged off. The ratio of non-performing loans to total loans was .21% for March 31, 1999 compared to .18% for December 31, 1998. Non-performing loans consist of loans that have been placed on nonaccrual status. Management reviews the allowance for loan losses on a regular basis to determine the adequacy of the reserve.


Impaired loans at March 31, 1999 were as follows:

Loans with no allocated allowance for loan losses                $    ---
Loans with allocated allowance for loan losses                     36,654
Amount of the allowance for loan losses allocated                  13,884

Average of impaired loans during the first quarter               $ 68,079
Interest income recognized during impairment                        1,629
Cash-basis interest income recognized                               1,629

         A loan is impaired when full payment under the loan terms is not expected. Impairment is evaluated in total for smaller balance loans of similar nature such as residential mortgage, consumer, and credit card loans, and on an individual loan basis for other loans. If a loan is impaired, a portion of the allowance is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan's existing rate or at the fair value of collateral if repayment is expected solely from the collateral.

Financial instruments with off-balance-sheet risk were as follows at March 31, 1999:

Unused lines of credit                        $20,150,000
Letters of credit                               1,571,000


         Total deposits increased $4.2 million or approximately 2.7% from 12/31/98. Non-interest bearing demand accounts decreased by 16.5%, savings and N.O.W. accounts increased by 0.3% and time deposits increased by 17.7%. Jumbo public funds (over $100,000) accounted for the majority of the increase in time deposits. Securities sold under repurchase agreements decreased $0.2 million from 12/31/98. Total shareholders' equity decreased $0.5 million or 1.8% from 12/31/98 due primarily to the purchase of treasury shares. As the Company's shares become available, they are purchased and utilized for the Company's dividend reinvestment plan.


         Statements of Cash Flows


         Net cash provided by operating activities for the first three months of 1999 was $0.2 million compared to $0.7 million for the same period in 1998. Net cash used in investing activities was $2.3 million due primarily to loan growth. Net cash of $3.2 million was provided by financing activities as a result of the growth in time deposits. Total cash and cash equivalents increased $1.2 million during the first three months of 1999. With total cash and cash equivalents of $22.1 million as of 3/31/99, the Company's liquidity ratios continue to remain favorable.

         Analysis of Equity

         The Company and the Bank are subject to regulatory capital requirements administered by federal banking agencies. The following is a summary of the actual and required regulatory capital amounts and ratios at 3/31/99.


                                                                                 To Be Well Capitalized
                                                         For Capital             Under Prompt Corrective
                                   Actual             Adequacy Purposes             Action Provisions
                           --------------------------------------------------------------------------------
                              Amount        Ratio        Amount        Ratio       Amount            Ratio
Total capital to
risk-weighted assets
   Consolidated              $27,457       22.57%        $9,731        8.00%      $12,164           10.00%
   Bank                       25,010       20.88%         9,583        8.00%       11,979           10.00%

Tier 1 (core) capital to
risk-weighted assets
   Consolidated               26,190       21.53%         4,866        4.00%        7,299            6.00%
   Bank                       23,743       19.82%         4,792        4.00%        7,187            6.00%

Tier 1 (core) capital to
average assets
   Consolidated               26,190       13.88%         7,546        4.00%        9,433            5.00%
   Bank                       23,743       12.70%         7,481        4.00%        9,351            5.00%


         RESULTS OF OPERATIONS

         Interest income totaled $3.2 million or $4 thousand lower for the three-months ended 3/31/99 as compared to the same period in 1998. Interest expense was $1.2 million for the three months ended 3/31/99 or $82 thousand below 1998. This caused an increase of $78 thousand or 3.9% in net interest income for the three month period ended 3/31/99 as compared to 3/31/98.

         Net interest rate margins were 5.13% and 5.17% for the first three months of 1999 and 1998, respectively. Interest income yields decreased 35 basis points as compared to interest costs which decreased 31 basis points in 1999 compared to 1998.

         Provision for loan losses were $30,000 for the three months ended 3/31/99 and 3/31/98. Net charge offs for the three months ended 3/31/99 were $59 thousand as compared to $8 thousand for the same period in 1998.

         Noninterest income was $216 thousand for the three months ended 3/31/99 or approximately 4.4% below the same period in 1998 due mainly to gains on loans sold during the first quarter of 1998.

         Noninterest expense was $1.5 million for the three months ended 3/31/99 or approximately 1.3% above the same period in 1998 due mainly to normal salary increases.

         Net income was $619 thousand for the three months ended 3/31/99 or 7.4% above the same quarter of 1998. The increase was due primarily to a lower cost of funds on our deposits. Unrealized appreciation (depreciation) on securities available for sale was ($151) thousand for the three months ended 3/31/99 compared to $169 thousand for the three months ended 3/31/98. While the majority of the debt securities in the available for sale portfolio show market appreciation, the market value of equity securities reflects market depreciation at March 31, 1999. Comprehensive income was $469 thousand for the three months ended 3/31/99 or 37.1% below 3/31/98.

         YEAR 2000 COMPLIANCE

         Management has completed its assessment of the Year 2000 issue for all major systems. A schedule was established to test all computer hardware and software programs to determine compatibility with the Year 2000. Each computer application has been identified as "Mission Critical" or "Non-Mission Critical". The Company has contacted the companies that supply or service the Company's computer-operated or computer-dependent systems to obtain confirmation that each system material to the operations of the Company is either Year 2000 compliant or is expected to be Year 2000 compliant. The Company believes all Mission Critical hardware and software systems are or will be Year 2000 compliant. With respect to systems that cannot presently be confirmed as Year 2000 compliant, the Company will continue to work with the appropriate supplier or servicer to ensure all such systems will be rendered compliant in a timely manner, with minimal expense to the Company or disruption of the Company's operations. System testing, renovation, validation and implementation will continue through 1999. As a contingency plan, the Company has determined that if the Company's systems fail, the Company would implement manual systems until such systems could be re-established. The Company does not anticipate that such short-term manual systems would have a material adverse effect on the Company's operations. While no assurances can be given, management believes the cost of addressing and correcting this issue will not have a material impact on the Company's business, results of operations or financial condition.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

         There have been no material changes in the quantitative and qualitative disclosures about market risks as of March 31, 1999 from that presented in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

PART II.  OTHER INFORMATION

         Item 1. Legal Proceedings - None
         Item 2. Changes in Securities - None
         Item 3. Defaults Upon Senior Securities - None
         Item 4. Submission of matters to a vote of security holders - Notice of Annual Meeting of Shareholders and proxy statement dated March 22, 1999 was previously filed with the SEC on March 18, 1999.
         Item 5. Other Information - None
         Item 6. Exhibits and Reports on Form 8-K
                 a. Exhibits


Exhibit No.                                                    If incorporated by Reference,
Under Reg.                                                     Documents with Which Exhibit
S-K, Item 601       Description of Exhibits                    Was Previously Filed with SEC
-------------       -----------------------                    -----------------------------
(11)                Computation of Earnings per Share          See Consolidated Statements of
                                                               Income and Comprehensive Income,
                                                               Page 4
(27)                Financial Data Schedule


No other exhibits are required to be filed herewith pursuant to Item 601 of Regulation S-K.

                    b. There were no reports on Form 8-K filed for the quarter ended 3/31/99.

                                   Signatures

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         National Bancshares Corporation


Date:    May 11, 1999                       /s/Charles J. Dolezal
         -------------------------          ------------------------------------
                                            Charles J. Dolezal, President



Date:    May 11, 1999                       /s/Lawrence M. Cardinal, Jr.
         -------------------------          ------------------------------------
                                            Lawrence M. Cardinal, Jr., Treasurer
                                            (Principal Financial Officer)