Form 10-Q
period 1999-06-30
NATIONAL BANCSHARES CORP /OH/
filed 1999-08-10
CIK 790362

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For Quarterly Period Ended June 30, 1999

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of August 3, 1999:

          Common Stock, Without Par Value: 2,253,337 Shares Outstanding

                         National Bancshares Corporation

                                      Index
                                                                      Page
                                                                      Number

Part I.  Financial Information

         Item 1.  Financial Statements

                           Consolidated Balance Sheets                    3
                           as of June 30, 1999 and
                           December 31, 1998 (Unaudited)

                           Consolidated Statements of Income              4
                           and Comprehensive Income for the
                           three and six months ended
                           June 30, 1999 and 1998
                           (Unaudited)

                           Consolidated Statements of Cash Flows          5
                           for the six months ended
                           June 30, 1999 and 1998
                           (Unaudited)

                           Note to Consolidated Financial                 6
                           Statements (Unaudited)

         Item 2.  Management's Discussion and Analysis               6 - 10
                           of Financial Condition and
                           Results of Operations

         Item 3.  Quantitative and Qualitative Disclosures About         11
                           Market Risk

Part II.  Other Information                                              11

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

NATIONAL BANCSHARES CORPORATION
CONSOLIDATED BALANCE SHEETS (Unaudited)


                                                                        6/30/99        12/31/98
ASSETS:
Cash and due from banks                                             $   6,358,780    $   7,675,122
Federal funds sold                                                      7,995,000       13,215,000
Interest bearing deposits with banks                                    1,983,000
Securities available
for sale (at fair value)                                               12,740,321       13,030,285
Securities held to maturity                                            57,523,806       56,778,648
  Approximate market value
   June 30, 1999: $57,793,000
   December 31, 1998: $58,584,000
Federal bank stock                                                        905,600          884,500
Loans:
  Commercial                                                           38,574,231       34,745,544
  Real estate mortgage                                                 50,769,214       47,013,076
  Installment                                                          11,291,778       11,907,001
                                                                    -------------    -------------
Total loans                                                           100,635,223       93,665,621
Less: Unearned income                                                     323,547          332,033
      Allowance for loan losses                                         1,300,534        1,296,513
                                                                    -------------    -------------
Loans, net                                                             99,011,142       92,037,075
Accrued interest receivable                                             1,326,245        1,351,375
Premises and equipment                                                  3,053,855        2,650,105
Other assets                                                            3,151,273        2,581,494
                                                                    -------------    -------------
TOTAL                                                               $ 194,049,022    $ 190,203,604
                                                                    =============    =============

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
Deposits
Demand                                                              $  27,326,106    $  31,486,957
Savings and N.O.W.s                                                    74,041,952       73,851,696
Time                                                                   59,273,225       52,375,898
                                                                    -------------    -------------
Total deposits                                                        160,641,283      157,714,551
Securities sold under
 repurchase agreements                                                  4,179,689        3,956,501
Federal reserve note account                                            1,000,000           87,358
Accrued interest payable                                                  537,136          545,377
Other liabilities                                                         727,949          706,935
                                                                    -------------    -------------
Total liabilities                                                     167,086,057      163,010,722

SHAREHOLDERS' EQUITY
 Common stock - without par value;  6,000,000 shares
  Authorized; 2,289,528 shares issued                                  11,447,640       11,447,640
  Additional paid-in capital                                            4,689,800        4,689,800
  Retained earnings                                                    12,300,529       11,523,005
  Accumulated other comprehensive income                                 (389,463)        (174,514)
  Less: Treasury shares (at cost): 36,191 and 10,588 shares as of
  June 30, 1999 and December 31, 1998, respectively                    (1,085,541)        (293,049)
                                                                    -------------    -------------
Total shareholders' equity                                             26,962,965       27,192,882
                                                                    -------------    -------------
TOTAL                                                               $ 194,049,022    $ 190,203,604
                                                                    =============    =============


See note to consolidated financial statements


NATIONAL BANCSHARES CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME (Unaudited)      Three months ended            Six months ended
                                        6/30/99        6/30/98       6/30/99        6/30/98
INTEREST INCOME:
 Loans, including fees               $ 2,065,640    $ 1,971,655    $ 4,049,874    $ 3,812,603
 Federal funds sold                      176,990        183,025        327,557        315,249
 Interest and dividends
  on investments
  US government obligations              457,247        669,349        965,391      1,318,131
  Obligations of states and
   political subdivisions                308,610        308,352        611,089        614,362
  Other securities                       317,872        285,338        592,901        582,244
                                     -----------    -----------    -----------    -----------
    Total interest income              3,326,359      3,417,719      6,546,812      6,642,589

INTEREST EXPENSE:
 Deposits                              1,149,676      1,244,958      2,260,374      2,434,445
 Short-term borrowings                    41,870         48,064         85,454         94,894
                                     -----------    -----------    -----------    -----------
    Total interest expense             1,191,546      1,293,022      2,345,828      2,529,339
                                     -----------    -----------    -----------    -----------
    Net interest income                2,134,813      2,124,697      4,200,984      4,113,250
PROVISION FOR LOAN LOSSES                 30,000         30,000         60,000         60,000
                                     -----------    -----------    -----------    -----------
Net interest income after
 provision for loan losses             2,104,813      2,094,697      4,140,984      4,053,250

NONINTEREST INCOME                       198,279        200,258        413,835        425,723

NONINTEREST EXPENSE:
 Salaries and employee benefits          783,380        734,929      1,561,260      1,464,576
 Net occupancy expense                    99,417        100,506        195,426        210,724
 Data processing expense                 171,823        189,570        335,497        372,479
 Franchise tax                            83,250         90,375        160,488        179,657
 Other expenses                          429,212        447,741        792,800        795,788
                                     -----------    -----------    -----------    -----------
    Total noninterest expense          1,567,082      1,563,121      3,045,471      3,023,224
                                     -----------    -----------    -----------    -----------

INCOME BEFORE INCOME TAXES               736,010        731,834      1,509,348      1,455,749
Income tax expense                       143,569        146,462        297,556        293,840
                                     -----------    -----------    -----------    -----------
NET INCOME                               592,441        585,372      1,211,792      1,161,909
                                     -----------    -----------    -----------    -----------

OTHER COMPREHENSIVE INCOME,
  NET OF TAX:
  Unrealized appreciation
  (depreciation) in fair value
  of securities available for sale       (64,206)      (171,203)      (214,949)        (2,576)
                                     -----------    -----------    -----------    -----------
COMPREHENSIVE INCOME                 $   528,235    $   414,169    $   996,843    $ 1,159,333
                                     ===========    ===========    ===========    ===========

WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING                     2,260,079      2,283,762      2,260,276      2,289,108
                                     ===========    ===========    ===========    ===========

EARNINGS PER COMMON SHARE            $      0.26    $      0.26    $      0.54    $      0.51
                                     ===========    ===========    ===========    ===========



See note to consolidated financial statements


NATIONAL BANCSHARES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)                                                  Six Months Ended
                                                          6/30/99        6/30/98

Cash Flows From Operating Activities:
Net Income                                            $  1,211,792    $  1,161,909
Adjustments to Reconcile Net Income
  to Net Cash Provided by Operating Activities
  Depreciation and Amortization                            260,094         325,281
  Federal Home Loan Bank Stock Dividend                    (21,100)        (20,400)
  Provision for Loan Losses                                 60,000          60,000
  Changes in Other Assets and Liabilities                 (300,000)       (375,208)
                                                      ------------    ------------
Net Cash From Operating Activities                       1,210,786       1,151,582

Cash Flows From Investing Activities:
  Purchases of Interest Bearing Deposits with Banks     (1,983,000)
  Securities Held to Maturity
    Proceeds from Maturities and Repayments              5,714,324       9,032,151
    Purchases of Investments                            (6,467,575)     (3,640,026)
  Securities Available for Sale
    Proceeds from Maturities and Repayments              2,000,000       1,450,000
    Purchases of Investments                            (2,047,266)     (4,459,574)
  Capital Expenditures                                    (603,420)        (62,631)
  Net Increase in Loans to Customers                    (7,034,067)     (7,467,866)
                                                      ------------    ------------
Net Cash From Investing Activities                     (10,421,004)     (5,147,946)

Cash Flows from Financing Activities:
  Net Decrease in Demand
    and Savings Accounts                                (3,970,595)     (1,046,746)
  Net Increase in Time Deposits                          6,897,327         728,883
  Net Increase in Short-Term Borrowings                  1,135,830         771,772
  Dividends Paid                                          (612,923)       (570,450)
  Dividends Reinvested                                     112,501         108,609
  Purchase of Treasury Shares                             (888,264)       (127,711)
                                                      ------------    ------------
Net Cash From Financing Activities                       2,673,876        (135,643)
                                                      ------------    ------------

Net Decrease in Cash and Cash Equivalents               (6,536,342)     (4,132,007)

Beginning Cash and Cash Equivalents                     20,890,122      16,613,623
                                                      ------------    ------------
Ending Cash and Cash Equivalents                      $ 14,353,780    $ 12,481,616
                                                      ============    ============

Supplemental Disclosures
  Cash Paid for Interest                              $  2,354,069    $  2,531,823
  Cash Paid for Income Taxes                          $    375,000    $    332,762


Cash and Cash Equivalents include Cash and Due From Banks
 and Federal Funds Sold.
See note to consolidated financial statements.

National Bancshares Corporation
Note to Consolidated Financial Statements (Unaudited)

Note 1.  Basis of Presentation

         The accompanying consolidated financial statements include the accounts of National Bancshares Corporation (the "Company") and its wholly-owned subsidiary, First National Bank, Orrville, Ohio (the "Bank"). All significant intercompany transactions and balances have been eliminated. The consolidated balance sheet as of June 30, 1999, the consolidated statements of income for the three and six month periods ended June 30, 1999 and 1998, and the consolidated statements of cash flows for the six month periods ended June 30, 1999 and 1998 have been prepared by the Company without audit. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

         The consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q, but do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. These statements should be read in conjunction with the consolidated financial statements and footnotes in the Company's annual report on Form 10-K for the year ended December 31, 1998. Operating results for the six months ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         FORWARD-LOOKING INFORMATION

         The Company cautions that any forward-looking statements contained in this report, in a report incorporated by reference to this report or made by management of the Company involves risk and uncertainties and are subject to change based on various important factors. Actual results could differ materially from those expressed or implied. Additionally, the Company claims no notification responsibilities should their opinions change from those expressed herein.

         FINANCIAL CONDITION

         Balance Sheets

         Total assets increased $3.8 million or 2.0% over 12/31/98. Cash and due from banks decreased approximately $1.3 million, mainly the result of a lower outgoing check letter on 6/30/99 as compared to 12/31/98. Interest bearing deposits with banks were $2.0 million on 6/30/99. Federal funds sold decreased $5.2 million or 39.5% due to loan demand and funds being invested in interest bearing deposits with banks. Securities available for sale decreased $290 thousand or 2.2% and securities held to maturity increased $745 thousand or 1.3% from 12/31/98. Net loans increased $7.0 million or 7.6% due to increased demand in the commercial loan and real estate mortgage loan areas.

         The carrying amounts and approximate fair values of the investment securities are summarized as follows:


                                                          June 30, 1999
                                     -----------------------------------------------------
                                                       Gross         Gross
                                       Amortized     Unrealized    Unrealized      Fair
                                         Cost          Gains        Losses         Value
                                     -----------------------------------------------------
Available for Sale:

U.S. Government and federal agency   $ 3,006,077   $        --   $    40,453   $ 2,965,624

State and municipal                    2,810,234        35,227        44,119     2,801,342
Corporate bond and notes               5,255,558         2,699        99,864     5,158,393
                                     -----------   -----------   -----------   -----------
     Total debt securities            11,071,869        37,926       184,436    10,925,359
Equity securities                      2,258,548        48,012       491,598     1,814,962
                                     -----------   -----------   -----------   -----------
     Total                           $13,330,417   $    85,938   $   676,034   $12,740,321
                                     ===========   ===========   ===========   ===========

Held to Maturity:

U.S. Government and federal agency   $23,804,020   $   247,514   $   339,800   $23,711,734
State and municipal                   18,858,624       583,488       118,730    19,323,382
Corporate bond and notes              14,861,162        68,967       172,570    14,757,559
                                     -----------   -----------   -----------   -----------
     Total                           $57,523,806   $   899,969   $   631,100   $57,792,675
                                     ===========   ===========   ===========   ===========



The activity in the allowance for loan losses for the first half of 1999 was as follows:

Beginning balance                         $1,296,513
Provision for loan losses                     60,000
Loans charged-off                            (73,849)
Recoveries                                    17,870
                                          ----------
Ending balance                            $1,300,534
                                          ----------

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

         The allowance for loan losses to total loans percentages were 1.29% and 1.39% as of June 30, 1999 and December 31, 1998, respectively. On an annualized basis, net charge-off to total loans percentages were .11% for the first half of 1999 and .06% for 1998. The ratio of non-performing loans to total loans was
 .14% for June 30, 1999 compared to .18% for December 31, 1998. Non-performing loans consist of loans that have been placed on nonaccrual status. Management reviews the allowance for loan losses on a regular basis to determine the adequacy of the reserve.

Impaired loans at June 30, 1999 were as follows:

Loans with no allocated allowance for loan losses                 $    --
Loans with allocated allowance for loan losses                     46,300
Amount of the allowance for loan losses allocated                  13,884

Average of impaired loans during the first half of 1999           $55,582
Interest income recognized during impairment                        2,070
Cash-basis interest income recognized                               2,070

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

Financial instruments with off-balance-sheet risk were as follows at June 30, 1999:

Unused lines of credit                                        $23,318,000
Letters of credit                                               1,516,000


         Total deposits increased $2.9 million or approximately 1.9% from 12/31/98. Non-interest bearing demand accounts decreased by 13.2%, savings and N.O.W. accounts increased by 0.3% and time deposits increased by 13.2%. Jumbo public funds (over $100,000) accounted for the majority of the increase in time deposits. Securities sold under repurchase agreements increased $0.2 million from 12/31/98. Total shareholders' equity decreased $0.2 million or 0.8% from 12/31/98 due primarily to the purchase of treasury shares. As the Company's shares become available, they are purchased and utilized for the Company's dividend reinvestment plan.


         Statements of Cash Flows


         Net cash provided by operating activities for the first six months of both 1999 and 1998 was $1.2. Net cash used in investing activities for the first six months of 1999 was $10.4 million due primarily to investment purchases and loan growth. Net cash of $2.7 million was provided by financing activities as a result of the growth in time deposits. Total cash and cash equivalents decreased $6.5 million during the first six months of 1999. With total cash and cash equivalents of $14.4 million as of 6/30/99, the Company's liquidity ratios continue to remain favorable.

         Analysis of Equity

         The Company and the Bank are subject to regulatory capital requirements administered by federal banking agencies. The following is a summary of the actual and required regulatory capital amounts and ratios at 6/30/99.

                                                                                  To Be Well Capitalized
                                                           For Capital            Under Prompt Corrective
                                     Actual              Adequacy Purposes           Action Provisions
                           --------------------------------------------------------------------------------
                              Amount        Ratio        Amount        Ratio       Amount            Ratio
Total capital to
risk-weighted assets
   Consolidated              $27,938       21.76%       $10,271        8.00%      $12,839           10.00%
   Bank                       25,658       20.30%        10,114        8.00%       12,642           10.00%

Tier 1 (core) capital to
risk-weighted assets
   Consolidated               26,637       20.75%         5,135        4.00%        7,703            6.00%
   Bank                       24,357       19.27%         5,057        4.00%        7,585            6.00%

Tier 1 (core) capital to
average assets
    Consolidated              26,637       13.89%         7,674        4.00%        9,592            5.00%
    Bank                      24,357       12.81%         7,606        4.00%        9,507            5.00%



         RESULTS OF OPERATIONS

         Interest income totaled $3.3 million or $91 thousand lower for the three-months ended 6/30/99 as compared to the same period in 1998. Interest expense was $1.2 million for the three months ended 6/30/99 or $101 thousand below 1998. This resulted in an increase of $10 thousand or 0.5% in net interest income for the three month period ended 6/30/99 as compared to 6/30/98. The six months results for the periods ended 6/30/99 and 6/30/98 were a decrease in interest income of $96 thousand and a decrease in interest expense of $184 thousand. This resulted in a net interest income increase of $88 thousand or 2.1% for the six months ended 6/30/99 compared to 6/30/98.

         Net interest rate margins were 5.11% and 5.20% for the first six months of 1999 and 1998, respectively. Interest income yields decreased 40 basis points as compared to interest costs, which decreased 31 basis points in 1999 compared to 1998.

         Provision for loan losses were $30,000 for the three months ended 6/30/99 and 6/30/98, and $60,000 for the six months ended 6/30/99 and 6/30/98.
Net charge offs for the six months ended 6/30/99 were $56 thousand as compared to $47 thousand for the same period in 1998.

         Noninterest income was $198 thousand for the three months ended 6/30/99 or approximately 1.0% below the same period in 1998. Noninterest income was $414 thousand for the six months ended 6/30/99 or approximately 2.8% below the same period in 1998 due mainly to gains on loans sold during 1998.

         Noninterest expense was $1.6 million for the three months ended 6/30/99 or approximately 0.3% above the same period in 1998. Year to date noninterest expenses for 1999 were $3.0 million or 0.7% above the same period in 1998, due mainly to normal salary increases.

         Net income was $592 thousand for the three months ended 6/30/99 or 1.2% above the same quarter of 1998. Net income was approximately $1.2 million for the six months ended 6/30/99 or 4.3% above the first six months of 1998. The increase was due primarily to a lower cost of funds on our deposits. Unrealized appreciation (depreciation) on securities available for sale was ($64) thousand for the three months ended 6/30/99 compared to ($171) thousand for the three months ended 6/30/98. Year to date unrealized appreciation (depreciation) was ($215) thousand compared to ($3) thousand for the same period last year. As interest rates increased during the first half of 1999, the market value of the debt securities in the available for sale portfolio depreciated in value. Comprehensive income was $528 thousand for the three months ended 6/30/99 or 27.5% above the same period in 1998. Comprehensive income was $997 thousand for the six months ended 6/30/99 or 14.0% below the first half of 1998.

         YEAR 2000 COMPLIANCE

         Management has completed its assessment of the Year 2000 issue for all major systems. A schedule was established to test all computer hardware and software programs to determine compatibility with the Year 2000. Each computer application has been identified as "Mission Critical" or "Non-Mission Critical". The Company has contacted the companies that supply or service the Company's computer-operated or computer-dependent systems to obtain confirmation that each system material to the operations of the Company is either Year 2000 compliant or is expected to be Year 2000 compliant. The Company believes all Mission Critical hardware and software systems are or will be Year 2000 compliant. With respect to systems that cannot presently be confirmed as Year 2000 compliant, the Company will continue to work with the appropriate supplier or servicer to ensure all such systems will be rendered compliant in a timely manner, with minimal expense to the Company or disruption of the Company's operations. System testing, renovation, validation and implementation will continue through 1999. As a contingency plan, the Company has determined that if the Company's systems fail, the Company would implement manual systems until such systems could be re-established. The Company does not anticipate that such short-term manual systems would have a material adverse effect on the Company's operations. To date, the Company has spent approximately $90 thousand on the Year 2000 project, which includes operating expenses and equipment purchases. While no assurances can be given, management believes the cost of addressing and correcting this issue will not have a material impact on the Company's business, results of operations or financial condition.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

         There have been no material changes in the quantitative and qualitative disclosures about market risks as of June 30, 1999 from that presented in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

PART II.  OTHER INFORMATION

         Item 1. Legal Proceedings - None
         Item 2. Changes in Securities - None
         Item 3. Defaults Upon Senior Securities - None
         Item 4. Submission of matters to a vote of security holders - The Company held its Annual Shareholders' Meeting on April 22, 1999, for the purpose of electing three directors. Shareholders received proxy materials containing the information required by this item. Results of shareholder voting was as follows:


Election of Directors:         Charles J. Dolezal      John W. Kropf         James F. Woolley
----------------------         ------------------      -------------         ----------------
For                                 1,364,114            1,357,207               1,356,347
Against                                 9,209               16,116                  16,976
Abstain                             ---------            ---------               ---------
Shares not voted by Brokers           493,262              493,262                 493,262


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

                  b. There were no reports on Form 8-K filed for the quarter ended 6/30/99.

                                   Signatures

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           National Bancshares Corporation


Date:    August 6, 1999                 /s/Charles J. Dolezal
    -------------------                 ------------------------------------
                                        Charles J. Dolezal, President



Date:    August 6, 1999                 /s/Lawrence M. Cardinal, Jr.
    -------------------                 ------------------------------------
                                        Lawrence M. Cardinal, Jr., Treasurer
                                        (Principal Financial Officer)