Form 10-Q
period 1999-09-30
NATIONAL BANCSHARES CORP /OH/
filed 1999-11-09
CIK 790362

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For Quarterly Period Ended September 30, 1999

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

                  112 West Market Street, Orrville, Ohio 44667
                  --------------------------------- ---- -----
                     Address of principal executive offices

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of November 3, 1999:

          Common Stock, Without Par Value: 2,245,088 Shares Outstanding

                         National Bancshares Corporation

                                      Index
                                                                          Page
                                                                          Number

Part I.  Financial Information

         Item 1.  Financial Statements

                         Consolidated Balance Sheets as of                  3
                         September 30, 1999 and December 31, 1998
                         (Unaudited)

                         Consolidated Statements of Income and              4
                         Comprehensive Income for the three and
                         nine months ended September 30, 1999 and 1998 (Unaudited)

                         Consolidated Statements of Cash Flows              5
                         for the nine months ended September 30,
                         1999 and 1998 (Unaudited)

                         Note to Consolidated Financial                     6
                         Statements (Unaudited)

         Item 2.  Management's Discussion and Analysis                  6 - 10
                         of Financial Condition and
                         Results of Operations

         Item 3.  Quantitative and Qualitative Disclosures About            11
                         Market Risk

Part II.  Other Information                                                 11

         Item 1.  Legal Proceedings - None
         Item 2.  Changes in Securities - None
         Item 3.  Defaults Upon Senior Securities - None
         Item 4.  Submission of matters to a vote of
                         security holders - None
         Item 5.  Other Information - None
         Item 6.  Exhibits and Reports on Form 8-K


Signatures
                                                                            12

NATIONAL BANCSHARES CORPORATION
CONSOLIDATED BALANCE SHEETS (Unaudited)

                                                                               9/30/99                12/31/98

ASSETS:
Cash and due from banks                                                    $   8,376,984           $   7,675,122
Federal funds sold                                                                                    13,215,000
Interest bearing deposits with banks                                           1,984,062
Securities available
 for sale (at fair value)                                                     19,997,486              13,030,285
Securities held to maturity                                                   56,354,399              56,778,648
  Approximate market value
   September 30, 1999: $56,472,000
   December 31, 1998: $58,584,000
Federal bank stock                                                               916,400                 884,500
Loans:
 Commercial                                                                   39,038,076              34,745,544
 Real estate mortgage                                                         52,518,466              47,013,076
 Installment                                                                  10,687,015              11,907,001
                                                                        ----------------------------------------
Total loans                                                                  102,243,557              93,665,621
Less: Unearned income                                                            321,189                 332,033
         Allowance for loan losses                                             1,313,109               1,296,513
                                                                        ----------------------------------------
Loans, net                                                                   100,609,259              92,037,075
Accrued interest receivable                                                    1,861,111               1,351,375
Premises and equipment                                                         2,952,270               2,650,105
Other assets                                                                   3,147,406               2,581,494
                                                                        ----------------------------------------
TOTAL                                                                      $ 196,199,377           $ 190,203,604
                                                                        ========================================

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
Deposits
 Demand                                                                    $  28,160,701           $  31,486,957
 Savings and N.O.W.s                                                          74,305,349              73,851,696
 Time                                                                         56,334,135              52,375,898
                                                                        ----------------------------------------
Total deposits                                                               158,800,185             157,714,551
Federal funds purchased and securities
 sold under repurchase agreements                                              4,919,272               3,956,501
Federal reserve note account                                                   1,000,000                  87,358
Federal Home Loan Bank advances                                                3,000,000
Accrued interest payable                                                         520,550                 545,377
Other liabilities                                                                826,547                 706,935
                                                                        ----------------------------------------
Total liabilities                                                            169,066,554             163,010,722
                                                                        ----------------------------------------

SHAREHOLDERS' EQUITY
 Common stock - without par value;  6,000,000 shares
  authorized; 2,289,528 shares issued                                         11,447,640              11,447,640
  Additional paid-in capital                                                   4,689,800               4,689,800
  Retained earnings                                                           12,726,434              11,523,005
  Accumulated other comprehensive income                                        (480,430)               (174,514)
  Less: Treasury shares (at cost): 42,098 and 10,588 shares as of
  September 30, 1999 and December 31, 1998, respectively                      (1,250,621)               (293,049)
                                                                        ----------------------------------------
Total shareholders' equity                                                    27,132,823              27,192,882
                                                                        ----------------------------------------
TOTAL                                                                      $ 196,199,377           $ 190,203,604
                                                                        ========================================

         See note to consolidated financial statements

NATIONAL BANCSHARES CORPORATION
CONSOLIDATED STATEMENTS OF INCOME AND
COMPREHENSIVE INCOME (Unaudited)

                                             Three months ended                    Nine months ended
                                          9/30/99           9/30/98            9/30/99           9/30/98
INTEREST INCOME:
 Loans, including fees                 $  2,116,894      $  2,026,180      $  6,166,768      $  5,838,783
 Federal funds sold                          54,646           137,971           382,203           453,220
 Interest and dividends
  on investments
  US government obligations                 476,645           597,341         1,442,036         1,915,472
  Obligations of states and
   political subdivisions                   308,083           301,989           919,172           916,351
  Other securities                          396,415           301,065           989,316           883,309
                                       ------------------------------------------------------------------
    Total interest income                 3,352,683         3,364,546         9,899,495        10,007,135

INTEREST EXPENSE:
 Deposits                                 1,103,305         1,199,456         3,363,679         3,633,901
 Short-term borrowings                       59,134            60,324           144,588           155,218
                                       ------------------------------------------------------------------
    Total interest expense                1,162,439         1,259,780         3,508,267         3,789,119
                                       ------------------------------------------------------------------
    Net interest income                   2,190,244         2,104,766         6,391,228         6,218,016
PROVISION FOR LOAN LOSSES                    30,000            30,000            90,000            90,000
                                       ------------------------------------------------------------------
Net interest income after
 provision for loan losses                2,160,244         2,074,766         6,301,228         6,128,016

NONINTEREST INCOME                          210,218           210,017           624,053           635,740

NONINTEREST EXPENSE:
 Salaries and employee benefits             807,553           744,119         2,368,813         2,208,695
 Net occupancy expense                      117,864           102,417           313,290           313,141
 Data processing expense                    173,793           197,511           509,290           569,990
 Franchise tax                               76,978            90,375           237,466           270,032
 Other expenses                             371,185           404,103         1,163,985         1,199,891
                                       ------------------------------------------------------------------
    Total noninterest expense             1,547,373         1,538,525         4,592,844         4,561,749
                                       ------------------------------------------------------------------

INCOME BEFORE INCOME TAXES                  823,089           746,258         2,332,437         2,202,007
Income tax expense                          175,482           152,908           473,038           446,748
                                       ------------------------------------------------------------------
NET INCOME                                  647,607           593,350         1,859,399         1,755,259
                                       ------------------------------------------------------------------

OTHER COMPREHENSIVE INCOME,
  NET OF TAX:
  Unrealized appreciation
  (depreciation) in fair value
  of securities available for sale          (90,967)         (196,499)         (305,916)         (199,075)
                                       ------------------------------------------------------------------
COMPREHENSIVE INCOME                   $    556,640      $    396,851      $  1,553,483      $  1,556,184
                                       ==================================================================

WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING                        2,252,651         2,279,211         2,257,706         2,281,969
                                       ==================================================================

EARNINGS PER COMMON SHARE              $       0.29      $       0.26      $       0.82      $       0.77
                                       ==================================================================

See note to consolidated financial statements

NATIONAL BANCSHARES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)


                                                                  Nine Months Ended
                                                             9/30/99             9/30/98

Cash Flows From Operating Activities:
Net Income                                                $  1,859,399        $  1,755,259
Adjustments to Reconcile Net Income
  to Net Cash Provided by Operating Activities
  Depreciation and Amortization                                384,200             474,304
  Federal Home Loan Bank Stock Dividend                        (31,900)            (30,900)
  Provision for Loan Losses                                     90,000              90,000
  Changes in Other Assets and Liabilities                     (717,216)           (469,502)
                                                        ----------------------------------
Net Cash From Operating Activities                           1,584,483           1,819,161

Cash Flows From Investing Activities:
  Purchases of Interest Bearing Deposits with Banks         (1,984,062)
  Securities held to maturity
    Proceeds from Maturities and Repayments                  7,438,292          15,927,624
    Purchases of Investments                                (7,019,241)         (3,880,522)
  Securities available for sale
    Proceeds from Maturities and Repayments                  2,000,000           2,450,000
    Purchases of Investments                                (9,447,626)         (4,543,794)
  Capital Expenditures                                        (607,628)           (455,383)
  Net Increase in Loans to Customers                        (8,662,184)         (9,354,278)
                                                        ----------------------------------
Net Cash From Investing Activities                         (18,282,449)            143,647

Cash Flows from Financing Activities:
  Net Decrease in Demand
    and Savings Accounts                                    (2,872,603)         (3,213,826)
  Net Increase in Time Deposits                              3,958,237           3,668,651
  Net Increase (Decrease) in Short-Term Borrowings           4,875,413             (63,518)
  Dividends Paid                                              (838,257)           (775,686)
  Dividends Reinvested                                         154,664             146,099
  Purchase of Treasury Shares                               (1,092,626)           (233,650)
                                                        ----------------------------------
Net Cash From Financing Activities                           4,184,828            (471,930)
                                                        ----------------------------------

Net Change in Cash and Cash Equivalents                    (12,513,138)          1,490,878

Beginning Cash and Cash Equivalents                         20,890,122          16,613,623
                                                        ----------------------------------
Ending Cash and Cash Equivalents                          $  8,376,984        $ 18,104,501
                                                        ==================================

Supplemental Disclosures
  Cash Paid for Interest                                  $  3,533,095        $  3,800,627
  Cash Paid for Income Taxes                              $    515,000        $    482,762


Cash and Cash Equivalents include Cash and Due From Banks and Federal Funds
 Sold.
See note to consolidated financial statements.

National Bancshares Corporation
Note to Consolidated Financial Statements (Unaudited)

Note 1.  Basis of Presentation

         The accompanying consolidated financial statements include the accounts of National Bancshares Corporation (the "Company") and its wholly-owned subsidiary, First National Bank, Orrville, Ohio (the "Bank"). All significant intercompany transactions and balances have been eliminated. The consolidated balance sheet as of September 30, 1999, the consolidated statements of income for the three and nine month periods ended September 30, 1999 and 1998, and the consolidated statements of cash flows for the nine month periods ended September 30, 1999 and 1998 have been prepared by the Company without audit. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

         The consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q, but do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. These statements should be read in conjunction with the consolidated financial statements and footnotes in the Company's annual report on Form 10-K for the year ended December 31, 1998. Operating results for the nine months ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

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

         FINANCIAL CONDITION

         Balance Sheets

         Total assets increased $6.0 million or 3.2% over 12/31/98. Cash and due from banks increased approximately $0.7 million as compared to 12/31/98. Interest bearing deposits with banks were $2.0 million on 9/30/99. Federal funds sold decreased $13.2 million due to loan demand and funds being invested in securities and interest bearing deposits with banks. Securities available for sale increased $7.0 million or 53.5% and securities held to maturity decreased $0.4 million or 0.7% from 12/31/98. Net loans increased $8.6 million or 9.3% due to increased demand in the commercial and real estate mortgage loan areas.

         The carrying amounts and approximate fair values of the investment securities are summarized as follows:

                                                             September 30, 1999
                                        --------------------------------------------------------------
                                                             Gross         Gross
                                           Amortized      Unrealized     Unrealized        Fair
                                              Cost           Gains         Losses          Value
                                        --------------------------------------------------------------
Available for Sale:

U.S. Government and federal agency      $ 6,964,897      $    18,706      $    60,791      $ 6,922,812
State and municipal                       2,807,620           30,997           61,060        2,777,557
Corporate bond and notes                  8,581,845           36,039          109,054        8,508,830
                                        --------------------------------------------------------------
     Total debt securities               18,354,362           85,742          230,905       18,209,199
Equity securities                         2,371,048           11,100          593,861        1,788,287
                                        --------------------------------------------------------------
     Total                              $20,725,410      $    96,842      $   824,766      $19,997,486
                                        ==============================================================

Held to Maturity:

U.S. Government and federal agency      $23,449,314      $   230,436      $   344,374      $23,335,376
State and municipal                      18,962,431          515,516          172,632       19,305,315
Corporate bond and notes                 13,942,654           57,927          168,819       13,831,762
                                        --------------------------------------------------------------
     Total                              $56,354,399      $   803,879      $   685,825      $56,472,453
                                        ==============================================================



The activity in the allowance for loan losses for the first nine months of 1999 was as follows:

Beginning balance                                $1,296,513
Provision for loan losses                            90,000
Loans charged-off                                  (105,535)
Recoveries                                           32,131
                                                 ----------
Ending balance                                   $1,313,109
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

         The allowance for loan losses to total loans percentages were 1.28% and 1.39% as of September 30, 1999 and December 31, 1998, respectively. On an annualized basis, net charge-off to total loans percentages were .10% for the first nine months of 1999 and .06% for 1998. The ratio of non-performing loans to total loans was .21% for September 30, 1999 compared to .18% for December 31, 1998. Non-performing loans consist of loans that have been placed on nonaccrual status. Management reviews the allowance for loan losses on a regular basis to determine the adequacy of the reserve.

Impaired loans at September 30, 1999 were as follows:


Loans with no allocated allowance for loan losses                   $  --
Loans with allocated allowance for loan losses                       61,580
Amount of the allowance for loan losses allocated                    33,884

Average of impaired loans during the first nine months of 1999      $49,347
Interest income recognized during impairment                          3,556
Cash-basis interest income recognized                                 3,556

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

Financial instruments with off-balance-sheet risk were as follows at September 30, 1999:


Unused lines of credit                        $24,095,000
Letters of credit                               1,591,000


         Total deposits increased $1.1 million or approximately 0.7% from 12/31/98. Non-interest bearing demand accounts decreased by 10.6%, savings and N.O.W. accounts increased by 0.6% and time deposits increased by 7.6%. Non-interest bearing demand account balances fluctuate based upon the liquidity needs of our customers. Jumbo public funds (over $100,000) accounted for the majority of the increase in time deposits. Federal funds purchased and securities sold under repurchase agreements increased $1.0 million from 12/31/98. Advances from the Federal Home Loan Bank were $3.0 million as of September 30, 1999. Total shareholders' equity decreased $0.1 million or 0.2% from 12/31/98 due primarily to the purchase of treasury shares. As the Company's shares become available, they are purchased and utilized for the Company's dividend reinvestment plan.


         Statements of Cash Flows


         Net cash from operating activities for the first nine months of 1999 was $1.6 million compared to $1.8 million for 1998. Net cash used in investing activities for the first nine months of 1999 was $18.3 million due primarily to investment purchases and loan growth. Net cash of $4.2 million was provided by financing activities as a result of the increase in short-term borrowings. Total cash and cash equivalents decreased $12.5 million during the first nine months of 1999. With total cash and cash equivalents of $8.4 million as of 9/30/99, the Company's liquidity ratios continue to remain favorable.

         Analysis of Equity

         The Company and the Bank are subject to regulatory capital requirements administered by federal banking agencies. The following is a summary of the actual and required regulatory capital amounts and ratios at 9/30/99.

                                                                              To Be Well Capitalized
                                                      For Capital             Under Prompt Corrective
                              Actual                Adequacy Purposes           Action Provisions
                           --------------------------------------------------------------------------------
                              Amount        Ratio        Amount         Ratio       Amount           Ratio
Total capital to
risk-weighted assets
   Consolidated              $28,134       21.31%       $10,560         8.00%      $13,200          10.00%
   Bank                       25,719       19.78%        10,401         8.00%       13,001          10.00%

Tier 1 (core) capital to
risk-weighted assets
   Consolidated               26,821       20.32%         5,280         4.00%        7,920           6.00%
   Bank                       24,406       18.77%         5,200         4.00%        7,801           6.00%

Tier 1 (core) capital to
average assets
    Consolidated              26,821       13.95%         7,690         4.00%        9,613           5.00%
    Bank                      24,406       12.81%         7,622         4.00%        9,527           5.00%



         RESULTS OF OPERATIONS

         Interest income totaled $3.4 million or $12 thousand lower for the three-months ended 9/30/99 as compared to the same period in 1998. Interest expense was $1.2 million for the three months ended 9/30/99 or $97 thousand below 1998. This resulted in an increase of $85 thousand or 4.1% in net interest income for the three month period ended 9/30/99 as compared to 9/30/98. The nine months results for the periods ended 9/30/99 and 9/30/98 were a decrease in interest income of $108 thousand and a decrease in interest expense of $281 thousand. This resulted in a net interest income increase of $173 thousand or 2.8% for the nine months ended 9/30/99 compared to 9/30/98.

         Net interest rate margins were 5.14% and 5.22% for the first nine months of 1999 and 1998, respectively. Interest income yields decreased 40 basis points as compared to interest costs, which decreased 32 basis points in 1999 compared to 1998.

         Provision for loan losses were $30,000 for the three months ended 9/30/99 and 9/30/98, and $90,000 for the nine months ended 9/30/99 and 9/30/98.
Net charge offs for the nine months ended 9/30/99 were $73 thousand as compared to $68 thousand for the same period in 1998.

         Noninterest income was $210 thousand for the three months ended 9/30/99 and 9/30/98. Noninterest income was $624 thousand for the nine months ended 9/30/99 or approximately 1.8% below the same period in 1998 due mainly to gains on loans sold during 1998.

         Noninterest expense was $1.5 million for the three months ended 9/30/99 or approximately 0.6% above the same period in 1998. Year to date noninterest expenses for 1999 were $4.6 million or 0.7% above the same period in 1998, due mainly to normal salary increases.

         Net income was $647 thousand for the three months ended 9/30/99 or 9.1% above the same quarter of 1998. Net income was approximately $1.9 million for the nine months ended 9/30/99 or 5.9% above the first nine months of 1998. The increase was due primarily to a lower cost of funds on our deposits. Unrealized appreciation (depreciation) on securities available for sale was ($91) thousand for the three months ended 9/30/99 compared to ($197) thousand for the three months ended 9/30/98. Year to date unrealized appreciation (depreciation) was ($306) thousand compared to ($199) thousand for the same period last year. A general decline in the market value of debt and equity investments owned, due to depressed stock market levels and higher interest rates, has decreased the market value of securities in the available for sale portfolio. Comprehensive income was $557 thousand for the three months ended 9/30/99 or 40.3% above the same period in 1998. Comprehensive income was $1.6 million for the nine months ended 9/30/99 or 0.2% below the first nine months of 1998.

         YEAR 2000 COMPLIANCE

         Management has completed its assessment of the Year 2000 issue for all major systems. A schedule was established to test all computer hardware and software programs to determine compatibility with the Year 2000. Each computer application has been identified as "Mission Critical" or "Non-Mission Critical". The Company has contacted the companies that supply or service the Company's computer-operated or computer-dependent systems to obtain confirmation that each system material to the operations of the Company is either Year 2000 compliant or is expected to be Year 2000 compliant. The Company believes all Mission Critical hardware and software systems are Year 2000 compliant. System testing, renovation, validation and implementation will continue through 1999. As a contingency plan, the Company has determined that if the Company's systems fail, the Company would implement manual systems until such systems could be re-established. The Company does not anticipate that such short-term manual systems would have a material adverse effect on the Company's operations. To date, the Company has spent approximately $90 thousand on the Year 2000 project, which includes operating expenses and equipment purchases. While no assurances can be given, management believes the cost of addressing and correcting this issue will not have a material impact on the Company's business, results of operations or financial condition.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

         There have been no material changes in the quantitative and qualitative disclosures about market risks as of September 30, 1999 from that presented in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

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

                     b. There were no reports on Form 8-K filed for the
                        quarter ended 9/30/99.

                                   Signatures

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          National Bancshares Corporation


Date:    November 8, 1999               /s/Charles J. Dolezal
         -------------------------      -----------------------------
                                        Charles J. Dolezal, President



Date:    November 8, 1999               /s/Lawrence M. Cardinal, Jr.
         -------------------------      -----------------------------
                                        Lawrence M. Cardinal, Jr., Treasurer
                                        (Principal Financial Officer)