Form 10-K405
period 1999-12-31
NATIONAL BANCSHARES CORP /OH/
filed 2000-03-24
CIK 790362

 Types of Loans | 0 to 1 Year | 1 to 5 Years | 5 and Over Years | Total

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended Dec. 31, 1999
Commission File Number 0-14773

NATIONAL BANCSHARES CORPORATION

Ohio	34-1518564

State of incorporation	I.R.S. Employer

Identification No.

112 West Market Street, Orrville, Ohio 44667
Address of principal executive offices

Registrant’s telephone number: (330) 682-1010

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. __X__

State the aggregate market value of the voting stock held by non-affiliates of the registrant as of March 1, 2000: $40,422,320.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of March 1, 2000.

Common Stock, No Par Value: 2,240,329

Documents Incorporated by Reference:

•	Portions of the registrant’s Proxy Statement dated March 24, 2000 and previously filed March 22, 2000, are incorporated by reference into Part III.

•	Portions of the registrant’s Annual Report to Shareholders, December 31, 1999 are incorporated by reference in Parts I, II, IV.

Form 10-K Cross Reference Index	Page

Part I
Item 1 — Business	4

Description of Business	4

Financial Ratios — Note 1	A20

Daily Average Balance Sheets, Interest and Rates — Note 1	A19

Volume and Rate Variance Analysis	6

Investment Portfolio	7

Loan Portfolio	8

Summary of Loan Loss Experience	9

Deposits	10

Item 2 — Properties	4

Item 3 — Legal Proceedings	4

Item 4 — Submission of Matters to a Vote of Security Holders — None
Part II

Item 5 — Market for the Registrant’s Common Equity and Related Stockholder Matters — Note 1	A7

Number of shareholders of common stock	4

Item 6 — Selected Financial Data — Note 1	A20

Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operation — Note 1	A2-6

Item 7A — Quantitative and Qualitative Disclosures About Market Risk (See Asset and Liability Management)	A5-6
Item 8 — Financial Statements — Note 1	A8-18

Item 9 — Changes in and Disagreements with Accountants on Accounting and Financial Disclosure – Note 2	B7

Part III

Item 10 — Directors of the Registrant — Note 2	B3

Executive Officers of the Registrant	5

Item 11 — Executive Compensation — Note 2	B5

Item 12 — Security Ownership of Certain Beneficial Owners and Management — Note 2	B3

Item 13 — Certain Relationships and Related Transactions - Note 2	B6

Part IV

Item 14 — Exhibits, Financial Statement Schedules and Reports on Form 8-K

Report of Crowe, Chizek and Company LLP, Independent Auditors	A18

Financial Statements: — Note 1

Consolidated Balance Sheets as of December 31, 1999 and 1998	A8

Consolidated Statements of Income for the Years Ended December 31, 1999, 1998 and 1997	A9

Consolidated Statements of Cash Flows for the Years Ended December 31, 1999, 1998 and 1997	A11

Consolidated Statements of Changes in Shareholders’ Equity for the Years Ended December 31, 1999, 1998 and 1997	A10
Notes to Financial Statements — Note 1	A12-18

Reports on Form 8-K filed in fourth quarter of 1999: None Exhibit Table	13

Signatures	11-12

Appendix A — National Bancshares 1999 Annual Report to Shareholders	A

Note 1 - Incorporated by reference from the registrant’s Annual Report to Shareholders for the year ended December 31, 1999 — Appendix A

Note 2 - Incorporated by reference from the registrant’s proxy statement dated March 24, 2000 previously filed with the SEC on March 22, 2000

Item 1 — Business:

National Bancshares Corporation (the “Company”), incorporated in 1985, is a one-bank holding company for First National Bank, Orrville, Ohio (the “Bank”). The formation was approved by shareholders on April 24, 1986 and consummated on June 2, 1986. The Bank offers a full line of services usually found in any commercial bank operation, including checking accounts, savings accounts, certificates of deposit, personal loans, loans to business and industry, installment loans, safety deposit boxes and credit cards. While the Company’s chief decision-makers monitor the revenue streams of the various products and services, operations are managed and financial performance is evaluated on a Company-wide basis. Accordingly, all of the Company’s banking operations are considered by management to be aggregated in one reportable operating segment. The Bank does not have trust powers and, therefore, does not offer trust services. The Bank operates ten full service offices and one limited service office in a market area comprising most of Wayne County, portions of western Stark County, northeastern Holmes County and southern Medina County. There are approximately 14 other banking and thrift organizations in the immediate market area. The Bank also competes with insurance companies, consumer finance companies, credit unions, mortgage banking companies, and commercial finance and leasing companies. In addition, money market mutual funds and brokerage houses provide many of the financial services offered by the Bank. The principal methods of competition are the rates of interest charged and paid for loans and deposits, fees charged for services, the quality of services provided and the convenience of banking hours and branch locations. No major elimination of services presently offered is anticipated in the immediate future.

Lending policies of the Bank follow the guidelines set forth in the Bank’s Credit Policy, which is approved by the Board of Directors on an annual basis. The Credit Policy designates lending authority for the Chief Executive Officer, Senior Vice President, Chief Loan Officer and all loan officers. The Credit Policy also sets forth the maximum aggregate amount that may be loaned to any one customer. Guidelines are established for credit types, loan mix, concentration of credit and credit standards. Collateral is generally obtained on loans and an appraisal is required to determine the value of the collateral. For real estate loans, guidelines have been established for maximum loan-to-value ratios. Guidelines are also established for the term of the loan, which must coincide with the credit purpose and life of the collateral. In addition to the Credit Policy, the Bank has established a series of control procedures to monitor the overall credit quality of the loan portfolio. These controls include checklists, loan diaries, annual loan reviews of all loans over $75,000 (excluding first mortgage loans), monthly board reports of problem loans, and a monthly review and determination of the adequacy of the allowance for loan losses.

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

Item 2 — Properties:

The headquarters of the Company and the Bank are located in Orrville, Ohio. The Bank has a total of eleven banking office buildings which are located in Orrville, Dalton, Kidron, Smithville, Mt. Eaton, Apple Creek, Lodi, Wooster and Seville, Ohio. All buildings are owned by the Bank with the exception of the Seville Office which is a leased facility.

Item 3 — Legal Proceedings

There were no legal proceedings during 1999 other than ordinary routine litigation incidental to business which was not material.

Item 5 – Number of shareholders of common stock

The Company had 962 shareholders of common stock as of March 3, 2000. Price ranges of the Company’s common stock for 1999 and 1998 are reported in the Annual Report to Shareholders (Appendix A, Page 7). A local broker that deals in the Company’s stock supplied the stock prices.

Item 10 — Executive Officers

The Executive Officers of the Company are as follows:

Name	Age	Position

Charles J. Dolezal	46	President

		President of First National Bank

Kenneth R. VanSickle	52	Senior V.P., Secretary

		Senior V.P., Chief Loan Officer of First National Bank

Lawrence M. Cardinal, Jr.	48	Vice President, Treasurer

		Vice President & Controller of First National Bank

There is no family relationship between any of the above executive officers. Mr. Dolezal has been an executive officer of the Company since its formation in 1986 and the President of the Bank since 1981. Mr. VanSickle was appointed Senior V.P., Secretary of the Company on April 24, 1997 and has been a senior loan officer of the Bank since 1986. Mr. Cardinal was appointed Vice President, Treasurer of the Company and Vice President & Controller of the Bank on April 24, 1997. Mr. Cardinal previously worked as an audit manager for the CPA firm of Reinhard, Kopko and Keller from 1995 to 1997.

VOLUME AND RATE VARIANCE ANALYSIS

The following table represents a summary analysis of changes in interest income, interest expense and the resulting net interest income on a tax equivalent basis for the periods presented each, as compared with the preceding period. Volume is based on daily average balances. Changes not associated with either rate or volume are reflected as a rate change.

(Dollars in thousands)	1999 versus 1998			1998 versus 1997
	Increase (Decreases)			Increase (Decreases)
	Due to Changes In			Due to Changes In

			Net			Net
	Volume	Rate	Change	Volume	Rate	Change

Interest Income

Investment securities:

Taxable	$(295)	$52	$(243)	$(315)	$(170)	$(485)

Nontaxable	4	(12)	(8)	220	(74)	146

(tax equivalent basis)*

Federal funds sold	(90)	(44)	(134)	103	(21)	82

Interest bearing deposits	68		68

Loans (including Nonaccrual loans)	1,186	(724)	462	510	(127)	383

Total interest Income (tax equivalent basis)*	$873	$(728)	$145	$518	$(392)	$126

Interest Expense

Deposits

Interest bearing checking	$34	$(142)	$(108)	$(20)	$(92)	$(112)

Savings	59	(174)	(115)	(10)	2	(8)

Time, $100,000 And over	57	(145)	(88)	76	(28)	48

Time, other	115	(141)	(26)	(4)	(12)	(16)

Other funds purchased	87		87	32	(17)	15

Total interest Expense	$352	$(602)	$(250)	$74	$(147)	$(73)

Changes in net Interest income (tax Equivalent basis)*	$521	$(126)	$395	$444	$(245)	$199

*	Tax equivalence based on highest statutory tax rates of 34%.

INVESTMENT PORTFOLIO

The carrying amounts and distribution of the Company’s investment securities held are summarized in the Annual Report to Shareholders (Appendix A, Page 13, Note 2). The carrying amount, maturities and approximate weighted average yields (on a tax equivalent basis) of debt securities at December 31, 1999 are as follows:

INVESTMENT PORTFOLIO

December 31, 1999
(Dollars in thousands)
	Total		0 to 1 Year		1 to 5 Years		5 to 10 Years		Over 10 years

	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

Available for Sale:

US Agencies	$6,800	7.3%					$6,800	7.3%

State & political Subdivisions	2,726	8.4%							$2,726	8.4%

Other securities	8,344	6.6%	$799	6.4%	$4,471	6.8%	2,800	6.5%	274	6.4%

TOTAL	$17,870	7.2%	$799	6.4%	$4,471	6.8%	$9,600	7.1%	$3,000	8.2%

Held to Maturity:

US Treasury	$2,338	8.0%			$2,338	8.0%

US Agencies	17,916	6.6%	$6	10.5%	5,052	5.7%	$12,858	6.9%

State & political Subdivisions	17,774	8.5%	1,799	8.2%	7,520	8.7%	3,275	8.5%	$5,180	8.1%

Other securities	12,648	6.6%	2,914	7.5%	7,697	6.4%	2,037	6.2%

TOTAL	$50,676	7.3%	$4,719	7.8%	$22,607	7.2%	$18,170	7.1%	$5,180	8.1%

There was no single issuer of securities where the total book value of such securities exceeded 10% of shareholders’ equity except for US government obligations.

LOAN PORTFOLIO

The detail of the loan portfolio balances is included in the Annual Report to Shareholders (Appendix A, Page 14, Note 3).

MATURITIES AND SENSITIVITIES OF LOANS TO CHANGES IN INTEREST RATES

The following are approximate maturities and sensitivity to changes in interest rates of certain loans exclusive of real estate mortgages and consumer loans as of December 31, 1999.

Types of Loans	0 to 1 Year	1 to 5 Years	5 and Over Years	Total

(Dollars in Thousands)
Commercial	$9,711	$7,194	$947	$17,852

Real Estate Construction			$1,225	$1,225

Above loans due beyond 1 year with:

Predetermined interest rates				$5,268

Adjustable interest rates				$4,098

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

(Dollars in Thousands)	12/31/99	12/31/98

90 Days Past Due and Accruing	$225	$140

Nonaccruing Loans	$250	$168

POTENTIAL LOAN PROBLEMS

Management reviews the loan portfolio for potential loan problems on a monthly basis. The following loans were classified by management, which excludes the above non-accrual loan totals. The amount shown below is the outstanding loan balance, which has not been reduced by collateral values.

(Dollars in Thousands)	12/31/99	12/31/98

Loss	$0	$0

Doubtful	34	64

Substandard	1,323	1,232

OAEM	109	180

Watch	0	0

Total	$1,466	$1,476

LOAN CONCENTRATIONS

Due to the nature of our market area, there are no significant loan concentrations of 10% of total loans to borrowers engaged in similar activities other than noted in the loan categories disclosed in the Annual Report to Shareholders (Appendix A, Page 14, Note 3).

SUMMARY OF LOAN LOSS EXPERIENCE

The determination of the balance of the allowance for loan losses historically has been based on an overall analysis of the loan portfolio and reflects an amount, which, in management’s judgment, is adequate to provide for probable loan losses. This analysis considers, among other things, the Company’s loan loss experience, present risks of the loan portfolio and general economic conditions. In addition, management considers the examinations of the loan portfolio by federal regulatory agencies and internal reviews and evaluations. The Company’s allocation of the allowance for loan losses by category represents only an estimate for each category of loans based upon a detailed review of the loan portfolio by management.

Transactions in the allowance for loan losses are maintained by three major loan categories and the summary of such transactions for periods indicated follows:

CHANGES IN ALLOWANCE
FOR LOAN LOSSES

(Dollars in Thousands)	1999	1998

Balance at the beginning of period	$1,297	$1,232

Loans charged off:

Commercial & industrial	58	34

Real estate mortgages	—	11

Consumer	88	90

Total loans charged off	146	135

Recoveries of loans charged off:

Commercial & industrial	13	7

Real estate mortgages	6	45

Consumer	19	28

Total recoveries	38	80

Net loans charged off	108	55

Provision charged to operating expense	120	120

Balance at end of period	$1,309	$1,297

Net charge-offs to average loans	0.11%	0.07%

DISTRIBUTION OF ALLOWANCE FOR
LOAN LOSSES BY CATEGORY

(Dollars in thousands)	December 31, 1999		December 31, 1998

		% of		% of
	Amount	Total Loans	Amount	Total Loans

Commercial & industrial	$305	20%	$345	20%

Real estate construction	12	1%	12	1%

Real estate mortgages	398	70%	222	68%

Consumer loans	140	9%	152	11%

Unallocated	454	N/A	566	N/A

TOTAL	$1,309	100%	$1,297	100%

DEPOSITS

The classification of average deposits and the average rate paid on such deposits for periods ending December 31, 1999, 1998 and 1997 is included in Analysis of Net Interest Earnings included in the Annual Report to Shareholders (Appendix A, Page 19).

A summary of maturities of time deposits of $100,000 or more is as follows:

12/31/99
Three months or less	$10,741,567

Over 3 months through 6 months	1,024,084

Over 6 months through 12 months	1,379,964

Over 12 months	1,093,770

$14,239,385

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL BANCSHARES CORPORATION

DATE:	3-21-00	/s/ Charles J. Dolezal
	_________________	________________________________
Charles J. Dolezal, President

DATE:	3-21-00	/s/ Lawrence M. Cardinal, Jr.
	_________________	________________________________
Lawrence M. Cardinal, Jr., V.P., Treasurer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

DATE:	3-21-00	/s/ Charles J. Dolezal
	_________________	________________________________
Charles J. Dolezal, Chairman

DATE:	3-21-00	/s/ Sara Balzarini
	_________________	________________________________
Sara Balzarini, Director

DATE:	3-21-00	/s/ John W. Kropf
	_________________	________________________________
John W. Kropf, Director

DATE:	3-21-00	/s/ Steve Schmid
	_________________	________________________________
Steve Schmid, Director

DATE:	3-21-00	/s/ John E. Sprunger
	_________________	________________________________
John E. Sprunger, Director

DATE:	3-21-00 _________________	/s/ Howard J. Wenger ________________________________
Howard J. Wenger, Director

DATE:	3-21-00 __________________	/s/ James F. Woolley ________________________________
James F. Woolley, Director

DATE:	3-21-00 __________________	/s/Albert Yeagley _________________________________
Albert Yeagley, Director

EXHIBIT INDEX

Exhibit No.			If incorporated by Reference,
Under Reg.	Form 10-K		Documents with Which Exhibit
S-K, Item 601	Exhibit No.	Description of Exhibits	was Previously Filed with SEC

(3)(i)		Amended Articles of Incorporation	Registration Statement S-4 filed 3/31/86 File No. 33-03711

(3)(ii)		Code of Regulations	Registration Statement S-4 filed 3/31/86 File No. 33-03711

(11)	A20	Computation of Earnings per Share	Incorporated by reference

(12)	A20	Computation of Ratios	Incorporated by reference

(13)	A	1999 Annual Report to Shareholders

(21)	A1	Subsidiaries of the registrant	Incorporated by reference

(23.1)		Consent of Deloitte & Touche, LLP

(23.2)		Consent of Crowe, Chizek and Co. LLP

(27)		Financial Data Schedule

No other exhibits are required to be filed herewith pursuant to Item 601 of Regulation S-K.