Form 10-Q
period 2000-03-31
NATIONAL BANCSHARES CORP /OH/
filed 2000-05-12
CIK 790362

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended March 31, 2000

Commission File Number 0-14773

NATIONAL BANCSHARES CORPORATION

Ohio State of incorporation	34-1518564 IRS Employer Identification No.

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

Yes   X   . No        .

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of May 1, 2000:

Common Stock, Without Par Value: 2,243,094 Shares Outstanding

National Bancshares Corporation

Index

Page
Number

Part I. Financial Information

Item 1. Financial Statements

Consolidated Balance Sheets as of March 31, 2000 and December 31, 1999 (Unaudited)	3

Consolidated Statements of Income and Comprehensive Income for the three months ended March 31, 2000 and 1999 (Unaudited)	4

Consolidated Statements of Cash Flows for the three months ended March 31, 2000 and 1999 (Unaudited)	5

Note to Consolidated Financial Statements (Unaudited)	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	6 - 10

Item 3. Quantitative and Qualitative Disclosures About Market Risk	10

Part II. Other Information	10

Item 1. Legal Proceedings — None

Item 2. Changes in Securities — None

Item 3. Defaults Upon Senior Securities — None

Item 4. Submission of matters to a vote of security holders

Item 5. Other Information — None

Item 6. Exhibits and Reports on Form 8-K

Signatures	11

NATIONAL BANCSHARES CORPORATION
CONSOLIDATED BALANCE SHEETS (Unaudited)

	3/31/00	12/31/99
ASSETS

Cash and due from banks	$7,541,653	$8,538,351

Federal funds sold	2,665,000	8,770,000

Interest bearing deposits with banks	1,985,942	1,985,122

Securities available for sale (at fair value)	19,182,126	19,538,195

Securities held to maturity	50,196,109	50,675,855

Approximate market value March 31, 2000: $49,465,000

December 31, 1999: $50,136,000

Federal bank stock	939,400	928,000

Loans:

Commercial	41,110,171	36,941,872

Real estate mortgage	53,520,822	53,749,646

Installment	9,742,418	10,464,359

Total loans	104,373,411	101,155,877

Less: Unearned income	296,754	316,024

Allowance for loan losses	1,356,045	1,308,630

Loans, net	102,720,612	99,531,223

Accrued interest receivable	1,757,868	1,344,846

Premises and equipment	2,853,417	2,919,868

Other assets	3,411,183	3,171,083

TOTAL	$193,253,310	$197,402,543

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES

Deposits

Demand	$27,234,153	$28,324,431

Savings and N.O.W.s	73,487,663	75,564,796

Time	54,938,233	56,546,121

Total deposits	155,660,049	160,435,348

Federal funds purchased and securities sold under repurchase agreements	2,301,435	2,057,041

Federal reserve note account	527,265	1,000,000

Federal Home Loan Bank advances	6,323,516	5,606,641

Accrued interest payable	540,401	535,898

Other liabilities	903,920	911,420

Total liabilities	166,256,586	170,546,348

SHAREHOLDERS’ EQUITY

Common stock — without par value; 6,000,000 shares authorized; 2,289,528 shares issued	11,447,640	11,447,640

Additional paid-in capital	4,689,800	4,689,800

Retained earnings	13,257,540	12,981,399

Accumulated other comprehensive income	(961,649)	(724,861)

Less: Treasury shares (at cost): 49,199 and 52,740 shares as of March 31, 2000 and December 31, 1999, respectively	(1,436,607)	(1,537,783)

Total shareholders’ equity	26,996,724	26,856,195

TOTAL	$193,253,310	$197,402,543

See note to consolidated financial statements

NATIONAL BANCSHARES CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME (Unaudited)

	Three months ended
	3/31/00	3/31/99
INTEREST AND DIVIDEND INCOME:

Loans, including fees	$2,155,890	$1,984,234

Federal funds sold	50,122	150,567

Interest and dividends on investments

US government obligations	467,998	508,144

Obligations of states and political subdivisions	287,081	302,479

Other securities	394,974	275,029

Total interest and dividend income	3,356,065	3,220,453

INTEREST EXPENSE:

Deposits	1,094,147	1,110,698

Short-term borrowings	33,695	43,584

Federal Home Loan Bank advances	89,726	—

Total interest expense	1,217,568	1,154,282

Net interest income	2,138,497	2,066,171

PROVISION FOR LOAN LOSSES	37,500	30,000

Net interest income after provision for loan losses	2,100,997	2,036,171

NONINTEREST INCOME	202,926	215,556

NONINTEREST EXPENSE:

Salaries and employee benefits	830,804	777,880

Net occupancy expense	99,732	96,009

Data processing expense	180,539	163,674

Franchise tax	77,227	77,238

Other expenses	398,492	363,588

Total noninterest expense	1,586,794	1,478,389

INCOME BEFORE INCOME TAXES	717,129	773,338

Income tax expense	145,693	153,987

NET INCOME	571,436	619,351

OTHER COMPREHENSIVE INCOME, NET OF TAX:

Unrealized appreciation (depreciation) in fair value of securities available for sale	(236,788)	(150,743)

COMPREHENSIVE INCOME	$334,648	$468,608

WEIGHTED AVERAGE COMMON

SHARES OUTSTANDING	2,239,278	2,265,773

EARNINGS PER COMMON SHARE	$0.26	$0.27

See note to consolidated financial statements

NATIONAL BANCSHARES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	3/31/00	3/31/99
Cash Flows From Operating Activities:

Net Income	$571,436	$619,351

Adjustments to Reconcile Net Income

To Net Cash Provided by Operating Activities:

Depreciation and Amortization	97,968	129,429

Federal Home Loan Bank Stock Dividend	(11,400)	(10,600)

Provision for Loan Losses	37,500	30,000

Changes in Other Assets and Liabilities	(414,334)	(557,390)

Net Cash From Operating Activities	281,170	210,790

Cash Flows From Investing Activities:

Securities held to maturity

Proceeds from Maturities and Repayments	499,278	3,728,799

Purchases of Investments	—	(2,791,942)

Securities available for sale

Proceeds from Maturities and Repayments	—	1,000,000

Purchases of Investments	—	(538,750)

Capital Expenditures	(40,590)	(41,833)

Net Increase in Loans to Customers	(3,226,889)	(3,623,766)

Net Cash From Investing Activities	(2,768,201)	(2,267,492)

Cash Flows from Financing Activities:

Net Decrease in Demand and Savings Accounts	(3,167,411)	(5,008,304)

Net Increase (Decrease) in Time Deposits	(1,607,888)	9,247,258

Net Increase (Decrease) in Short-Term Borrowings	(228,341)	95,586

Proceeds from Federal Home Loan Bank Advances	1,000,000	—

Repayments from Federal Home Loan Bank Advances	(283,125)	—

Dividends Paid	(402,622)	(387,420)

Dividends Reinvested	74,720	70,447

Purchase of Treasury Shares	—	(794,876)

Net Cash From Financing Activities	(4,614,667)	3,222,691

Net Change in Cash and Cash Equivalents	(7,101,698)	1,165,989

Beginning Cash and Cash Equivalents	17,308,351	20,890,122

Ending Cash and Cash Equivalents	$10,206,653	$22,056,111

Supplemental Disclosures

Cash Paid for Interest	$1,213,065	$1,162,217

Cash Paid for Income Taxes	—	$50,000

Cash and Cash Equivalents include Cash and Due From Banks and Federal Funds Sold

See note to consolidated financial statements.

National Bancshares Corporation
Note to Consolidated Financial Statements (Unaudited)

Note 1. Basis of Presentation

      The accompanying consolidated financial statements include the accounts of National Bancshares Corporation (the “Company”) and its wholly owned subsidiary, First National Bank, Orrville, Ohio (the “Bank”). All significant intercompany transactions and balances have been eliminated. The consolidated balance sheet as of March 31, 2000, the consolidated statements of income for the three-month periods ended March 31, 2000 and 1999, and the consolidated statements of cash flows for the three-month periods ended March 31, 2000 and 1999 have been prepared by the Company without audit. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

      The consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q, but do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. These statements should be read in conjunction with the consolidated financial statements and footnotes in the Company’s annual report on Form 10-K for the year ended December 31, 1999. Operating results for the three months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

      The Company provides a broad range of financial services to individuals and companies in northern Ohio. While the Company’s chief decision makers monitor the revenue streams of the various products and services, operations are managed and financial performance is evaluated on a Company-wide basis. Accordingly, all the Company’s banking operations are considered by management to be aggregated in one reportable operating segment.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

      FINANCIAL CONDITION

      Balance Sheets

      Total assets decreased $4.1 million or 2.1% from 12/31/99. Cash and due from banks decreased approximately $1.0 million compared to 12/31/99. Federal funds sold decreased $6.1 million due to loan demand and a decline in total deposits. Securities available for sale decreased $0.4 million or 1.8% and securities held to maturity decreased $0.5 million or 0.9% from 12/31/99. Net loans increased $3.2 million or 3.2% due to the demand for commercial loans.

      The carrying amounts and approximate fair values of the investment securities are summarized as follows:

	March 31, 2000

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Available for Sale:

U.S. Government and federal agency	$6,964,742	$—	$199,743	$6,764,999

State and municipal	2,802,537	22,167	53,858	2,770,846

Corporate bond and notes	8,590,843	—	322,533	8,268,310

Total debt securities	18,358,122	22,167	576,134	17,804,155

Equity securities	2,281,048	145	903,222	1,377,971

Total	$20,639,170	$22,312	$1,479,356	$19,182,126

Held to Maturity:

U.S. Government and federal agency	$20,079,006	$137,524	$681,855	$19,534,675

State and municipal	17,781,916	347,122	177,987	17,951,051

Corporate bond and notes	12,335,187	9,889	365,334	11,979,742

Total	$50,196,109	$494,535	$1,225,176	$49,465,468

      The activity in the allowance for loan losses for the first three months of 2000 was as follows:

Beginning balance	$1,308,630

Provision for loan losses	37,500

Loans charged-off	(4,300)

Recoveries	14,215

Ending balance	$1,356,045

      The allowance for loan losses is a valuation allowance for probable credit losses, increased by the provision for loan losses and decreased by charge-offs less recoveries. Management estimates the allowance balance required using past loan loss experience, known and inherent risks in the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgement, should be charged-off.

      The allowance for loan losses to total loans percentage was 1.30% for both March 31, 2000 and December 31, 1999. On an annualized basis, net charge-offs (recoveries) to total loans percentages were (.04%) for the first three months of 2000 and .11% for 1999. The ratio of non-performing loans to total loans was    .46% for March 31, 2000 compared to .25% for December 31, 1999. Non-performing loans consist of loans that have been placed on nonaccrual status. Management reviews the allowance for loan losses on a regular basis to determine the adequacy of the reserve.

Impaired loans at March 31, 2000 were as follows:

Loans with no allocated allowance for loan losses	$—

Loans with allocated allowance for loan losses	60,580

Amount of the allowance for loan losses allocated	37,884

Average of impaired loans during the first three months of 2000	$34,114

Interest income recognized during impairment	499

Cash-basis interest income recognized	499

      A loan is impaired when full payment under the loan terms is not expected. Impairment is evaluated in total for smaller balance loans of similar nature such as residential mortgage, consumer, and credit card loans, and on an individual loan basis for other loans. If a loan is impaired, a portion of the allowance is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral.

      Financial instruments with off-balance-sheet risk were as follows at March 31, 2000:

Unused lines of credit	$24,254,000

Letters of credit	1,609,000

      Total deposits decreased $4.8 million or approximately 3.0% from 12/31/99. Non-interest bearing demand accounts decreased by 3.8%, savings and N.O.W. accounts decreased by 2.7% and time deposits decreased by 2.8%. Deposit balances fluctuate based upon the liquidity needs of our customers. Federal funds purchased and securities sold under repurchase agreements increased $0.2 million from 12/31/99. The Federal Reserve note account decreased $0.5 million or 47.3%. Advances from the Federal Home Loan Bank increased $0.7 million or 12.8% from December 31, 1999. Total shareholders’ equity increased $0.1 million or 0.5% from 12/31/99.

      Statements of Cash Flows

      Net cash from operating activities for the first three months of 2000 was $0.3 million compared to $0.2 million for 1999. Net cash used in investing activities for the first three months of 2000 was $2.8 million due primarily to loan growth. Net cash of $4.6 million was used by financing activities mainly as a result of the decline in deposits. Total cash and cash equivalents decreased $7.1 million during the first three months of 2000. With total cash and cash equivalents of $10.2 million as of 3/31/00, the Company’s liquidity ratios continue to remain favorable.

      Analysis of Equity

      The Company and the Bank are subject to regulatory capital requirements administered by federal banking agencies. The following is a summary of the actual and required regulatory capital amounts and ratios at 3/31/00.

					To Be Well Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions

	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital to risk-weighted assets

Consolidated	$28,341	21.79%	$10,403	8.00%	$13,004	10.00%

Bank	25,900	20.18%	10,269	8.00%	12,836	10.00%

Tier 1 (core) capital to risk-weighted assets

Consolidated	26,985	20.75%	5,202	4.00%	7,803	6.00%

Bank	24,544	19.12%	5,134	4.00%	7,701	6.00%

Tier 1 (core) capital to average assets

Consolidated	26,985	14.18%	7,612	4.00%	9,515	5.00%

Bank	24,544	13.02%	7,541	4.00%	9,426	5.00%

      RESULTS OF OPERATIONS

      Interest income totaled $3.4 million or $135 thousand higher for the three-months ended 3/31/00 as compared to the same period in 1999. Interest expense was $1.2 million for the three months ended 3/31/00 or $63 thousand over 1999. This resulted in an increase of $72 thousand or 3.5% in net interest income for the three-month period ended 3/31/00 as compared to 3/31/99.

      Net interest rate margins were 5.20% and 5.13% for the first three months of 2000 and 1999, respectively. Interest income yields increased 17 basis points as compared to interest costs, which increased 10 basis points in 2000 compared to 1999.

      The provision for loan losses was $37,500 for the three months ended 3/31/00 compared to $30,000 for the three months ended 3/31/99. Net recoveries for the three months ended 3/31/00 were $10 thousand as compared to net charge-offs of $59 thousand for the same period in 1999.

      Noninterest income was $203 thousand for the three months ended 3/31/00 or approximately 5.9% below the same period in 1999, due mainly to the proceeds received in the first quarter of 1999 on a director’s life insurance policy.

      Noninterest expense was $1.6 million for the three months ended 3/31/00 or approximately 7.3% above the same period in 1999 due to normal salary increases, higher data processing costs, marketing and other expenses. In addition, costs of operating our Cleveland Road office in Wooster, Ohio, which opened in April 1999, are not reflected in the first quarter of 1999’s expenses.

      Net income was $571 thousand for the three months ended 3/31/00 or 7.7% below the same quarter of 1999. The decrease was due primarily to lower noninterest income and higher operating costs. Unrealized appreciation (depreciation) on securities available for sale was ($237) thousand for the three months ended 3/31/00 compared to ($151) thousand for the three months ended 3/31/99. A general decline in the market value of debt and equity investments owned, due to depressed stock market levels and higher interest rates, has decreased the market value of securities in the available for sale portfolio. Comprehensive income was $335 thousand for the three months ended 3/31/00 or 28.6% below the same period in 1999.

      YEAR 2000 COMPLIANCE

      The Company successfully completed its Year 2000 changeover without significant problems in its core business processes. Management has confirmed normal operations across all products and markets on a sustained basis.

      While management believes it is unlikely, problems associated with non-compliant third parties could still occur. Management will continue to monitor all business processes and relationships with third parties during 2000 to ensure that all processes continue to function properly.

      The Company spent approximately $90 thousand on the Year 2000 project, which includes operating expenses and equipment purchases.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

      There have been no material changes in the quantitative and qualitative disclosures about market risks as of March 31, 2000 from that presented in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

PART II. OTHER INFORMATION

      Item 1. Legal Proceedings — None

      Item 2. Changes in Securities — None

      Item 3. Defaults Upon Senior Securities — None

      Item 4. Submission of matters to a vote of security holders – Notice of Annual Meeting of      Shareholders and proxy statement dated March 24, 2000 was previously filed with the SEC on March 22, 2000.

      Item 5. Other Information — None

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

b. There were no reports on Form 8-K filed for the quarter ended 3/31/00.

Signatures

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

National Bancshares Corporation

Date:	May 10, 2000	/s/Charles J. Dolezal

Charles J. Dolezal, President

Date:	May 10, 2000	/s/Lawrence M. Cardinal, Jr.

Lawrence M. Cardinal, Jr., Treasurer (Principal Financial Officer)