Form 10-Q
period 2000-06-30
NATIONAL BANCSHARES CORP /OH/
filed 2000-08-11
CIK 790362

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CONSOLIDATED BALANCE SHEETS
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
CONSOLIDATED STATEMENTS OF CASH FLOWS
Note to Consolidated Financial Statements
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures About Market Risk
PART II. OTHER INFORMATION
Item 1. Legal Proceedings Item 2. Changes in Securities Item 3. Defaults Upon Senior Securities Item 4. Submission of matters to a vote of security holders
Item 5. Other Information Item 6. Exhibits and Reports on Form 8-K
Signatures
Exhibit 27

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended June 30, 2000

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

      Yes __X__.  No _____.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of August 1, 2000:

Common Stock, Without Par Value: 2,241,220 Shares Outstanding

National Bancshares Corporation

Index

			Page
			Number

Part I. Financial Information

	Item 1.	Financial Statements

		Consolidated Balance Sheets as of June 30, 2000 and December 31, 1999 (Unaudited)	3

		Consolidated Statements of Income and Comprehensive Income for the three and six months ended June 30, 2000 and 1999 (Unaudited)	4

		Consolidated Statements of Cash Flows for the six months ended June 30, 2000 and 1999 (Unaudited)	5

		Note to Consolidated Financial Statements (Unaudited)	6

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	6 – 10

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	11

Part II. Other Information			11

	Item 1.	Legal Proceedings —None

	Item 2.	Changes in Securities —None

	Item 3.	Defaults Upon Senior Securities —None

	Item 4.	Submission of matters to a vote of security holders

	Item 5.	Other Information —None

	Item 6.	Exhibits and Reports on Form 8-K

Signatures			12

NATIONAL BANCSHARES CORPORATION

CONSOLIDATED BALANCE SHEETS (Unaudited)

	6/30/00	12/31/99

ASSETS

Cash and due from banks	$7,436,432	$8,538,351

Federal funds sold	6,560,000	8,770,000

Interest bearing deposits with banks	1,987,244	1,985,122

Securities available for sale (at fair value)	18,736,223	19,538,195

Securities held to maturity	48,773,997	50,675,855

Fair value June 30, 2000 - $48,014,000; December 31, 1999 - $50,136,000

Federal bank stock	950,800	928,000

Loans:

Commercial	43,970,972	36,941,872

Real estate mortgage	53,876,813	53,749,646

Installment	9,608,858	10,464,359

Total loans	107,456,643	101,155,877

Less: Unearned income	286,801	316,024

Allowance for loan losses	1,362,428	1,308,630

Loans, net	105,807,414	99,531,223

Accrued interest receivable	1,448,059	1,344,846

Premises and equipment	2,763,035	2,919,868

Other assets	3,401,130	3,171,083

TOTAL	$197,864,334	$197,402,543

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits
Demand	$28,089,900	$28,324,431

Savings and N.O.W.s	72,045,403	75,564,796

Time	58,417,572	56,546,121

Total deposits	158,552,875	160,435,348

Federal funds purchased and securities sold under repurchase agreements	3,440,860	2,057,041

Federal reserve note account	1,000,000	1,000,000

Federal Home Loan Bank advances	6,035,766	5,606,641

Accrued interest payable	605,526	535,898

Other liabilities	900,981	911,420

Total liabilities	170,536,008	170,546,348

SHAREHOLDERS’ EQUITY

Common stock – without par value; 6,000,000 shares authorized; 2,289,528 shares issued	11,447,640	11,447,640

Additional paid-in capital	4,689,800	4,689,800

Retained earnings	13,564,165	12,981,399

Accumulated other comprehensive income	(927,907)	(724,861)

Less: Treasury shares (at cost): 51,434 and 52,740 shares as of June 30, 2000 and December 31, 1999	(1,445,372)	(1,537,783)

Total shareholders’ equity	27,328,326	26,856,195

TOTAL	$197,864,334	$197,402,543

See note to consolidated financial statements

NATIONAL BANCSHARES CORPORATION

CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME (Unaudited)

	Three months ended		Six months ended
	6/30/00	6/30/99	6/30/00	6/30/99

INTEREST AND DIVIDEND INCOME:

Loans, including fees	$2,280,906	$2,065,640	$4,436,796	$4,049,874

Federal funds sold	84,776	176,990	134,898	327,557

Interest and dividends on investments:

US government obligations	463,423	457,247	931,421	965,391

Obligations of states and political subdivisions	286,486	308,610	573,567	611,089

Other securities	387,791	317,872	782,765	592,901

Total interest and dividend income	3,503,382	3,326,359	6,859,447	6,546,812

INTEREST EXPENSE:

Deposits	1,141,685	1,149,676	2,235,832	2,260,374

Short-term borrowings	37,739	41,870	71,434	85,454

Federal Home Loan Bank advances	100,364	—	190,090	—

Total interest expense	1,279,788	1,191,546	2,497,356	2,345,828

Net interest income	2,223,594	2,134,813	4,362,091	4,200,984

PROVISION FOR LOAN LOSSES	25,000	30,000	62,500	60,000

Net interest income after provision for loan losses	2,198,594	2,104,813	4,299,591	4,140,984

NONINTEREST INCOME	206,223	198,279	409,149	413,835

NONINTEREST EXPENSE:

Salaries and employee benefits	842,092	783,380	1,672,896	1,561,260

Net occupancy expense	96,859	99,417	196,591	195,426

Data processing expense	176,065	171,823	356,604	335,497

Franchise tax	75,547	83,250	152,774	160,488

Other expenses	451,418	429,212	849,910	792,800

Total noninterest expense	1,641,981	1,567,082	3,228,775	3,045,471

INCOME BEFORE INCOME TAXES	762,836	736,010	1,479,965	1,509,348

Income tax expense	161,919	143,569	307,612	297,556

NET INCOME	600,917	592,441	1,172,353	1,211,792

OTHER COMPREHENSIVE INCOME

Unrealized appreciation (depreciation) in fair value of securities available for sale, net of tax	33,741	(64,206)	(203,047)	(214,949)

COMPREHENSIVE INCOME	$634,658	$528,235	$969,306	$996,843

WEIGHTED AVERAGE COMMON

SHARES OUTSTANDING	2,241,338	2,260,079	2,240,308	2,260,276

EARNINGS PER COMMON SHARE	$0.27	$0.26	$0.52	$0.54

      See note to consolidated financial statements

NATIONAL BANCSHARES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	6/30/00	6/30/99

Cash Flows From Operating Activities:

Net Income	$1,172,353	$1,211,792

Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities Depreciation and Amortization	192,494	260,094

Federal Home Loan Bank Stock Dividend	(22,800)	(21,100)

Provision for Loan Losses	62,500	60,000

Changes in Other Assets and Liabilities	(63,380)	(300,000)

Net Cash From Operating Activities	1,341,167	1,210,786

Cash Flows From Investing Activities:

Purchases of Interest Bearing Deposits with Banks	—	(1,983,000)

Securities held to maturity Proceeds from Maturities and Repayments	2,113,180	5,714,324

Purchases of Investments	(169,500)	(6,467,575)

Securities available for sale Proceeds from Maturities and Repayments	500,000	2,000,000

Purchases of Investments	—	(2,047,266)

Capital Expenditures	(57,319)	(603,420)

Net Increase in Loans to Customers	(6,338,691)	(7,034,067)

Net Cash From Investing Activities	(3,952,330)	(10,421,004)

Cash Flows from Financing Activities:

Net Decrease in Demand and Savings Accounts	(3,753,924)	(3,970,595)

Net Increase in Time Deposits	1,871,451	6,897,327

Net Increase in Short-Term Borrowings	1,383,819	1,135,830

Proceeds from Federal Home Loan Bank Advances	1,000,000	—

Repayments from Federal Home Loan Bank Advances	(570,875)	—

Dividends Paid	(671,462)	(612,923)

Dividends Reinvested	132,110	112,501

Purchase of Treasury Shares	(91,875)	(888,264)

Net Cash From Financing Activities	(700,756)	2,673,876

Net Change in Cash and Cash Equivalents	(3,311,919)	(6,536,342)

Beginning Cash and Cash Equivalents	17,308,351	20,890,122

Ending Cash and Cash Equivalents	$13,996,432	$14,353,780

Supplemental Disclosures
Cash Paid for Interest	$2,427,728	$2,354,069

Cash Paid for Income Taxes	$250,000	$375,000

Cash and Cash Equivalents include Cash and Due From Banks and Federal Funds Sold

      See note to consolidated financial statements.

National Bancshares Corporation

Note to Consolidated Financial Statements (Unaudited)

Note 1. Basis of Presentation

      The accompanying consolidated financial statements include the accounts of National Bancshares Corporation (the “Company”) and its wholly owned subsidiary, First National Bank, Orrville, Ohio (the “Bank”). All significant intercompany transactions and balances have been eliminated. The consolidated balance sheet as of June 30, 2000, the consolidated statements of income for the three and six month periods ended June 30, 2000 and 1999, and the consolidated statements of cash flows for the six month periods ended June 30, 2000 and 1999 have been prepared by the Company without audit. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

      The consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q, but do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. These statements should be read in conjunction with the consolidated financial statements and footnotes in the Company’s annual report on Form 10-K for the year ended December 31, 1999. Operating results for the six months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

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

FORWARD-LOOKING INFORMATION

      The Company cautions that any forward-looking statements contained in this report, in a report incorporated by reference to this report or made by management of the Company, involve risk and uncertainties, and are subject to change based on various important factors. Actual results could differ materially from those expressed or implied. Additionally, the Company claims no notification responsibilities should their opinions change from those expressed herein.

FINANCIAL CONDITION

Balance Sheets

      Total assets increased $0.5 million or 0.2% over 12/31/99. Cash and due from banks decreased approximately $1.1 million, which was mainly the result of lower cash balances on 6/30/00 as compared to 12/31/99. Federal funds sold decreased $2.2 million or 25.2% due to loan demand and lower deposit levels. Securities available for sale decreased $802 thousand or 4.1% and securities held to maturity decreased $1.9 million or 3.8% from 12/31/99. The funds were used to support loan growth. Net loans increased $6.3 million or 6.3% due to increased demand for commercial loans.

      The carrying amounts and estimated fair values of the securities are summarized as follows:

		June 30, 2000

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Available for Sale:

U.S. Government and federal agency	$6,965,607	$—	$216,235	$6,749,372

State and municipal	2,800,067	17,288	50,966	2,766,389

Corporate bond and notes	8,095,423	—	344,151	7,751,272

Total debt securities	17,861,097	17,288	611,352	17,267,033

Equity securities	2,281,048	26,935	838,793	1,469,190

Total	$20,142,145	$44,223	$1,450,145	$18,736,223

Held to Maturity:

U.S. Government and federal agency	$19,889,792	$133,312	$686,816	$19,336,288

State and municipal	17,660,452	308,460	161,293	17,807,619

Corporate bond and notes	11,223,753	5,409	359,342	10,869,820

Total	$48,773,997	$447,181	$1,207,451	$48,013,727

      The activity in the allowance for loan losses for the first half of 2000 was as follows:

Beginning balance	$1,308,630

Provision for loan losses	62,500

Loans charged-off	(28,309)

Recoveries	19,607

Ending balance	$1,362,428

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

      The allowance for loan losses to total loans percentages were 1.27% and 1.30% as of June 30, 2000 and December 31, 1999, respectively. On an annualized basis, net charge-off to total loans percentages were .02% for the first half of 2000 and .11% for 1999. The ratio of non-performing loans to total loans was .91% for June 30, 2000 compared to .25% for December 31, 1999. Non-performing loans consist of loans that have been placed on nonaccrual status. Management reviews the allowance for loan losses on a regular basis to determine the adequacy of the reserve.

      Impaired loans at June 30, 2000 were as follows:

Loans with no allocated allowance for loan losses	$—

Loans with allocated allowance for loan losses	17,863

Amount of the allowance for loan losses allocated	17,863

Average of impaired loans during the first half of 2000	$25,992

Interest income recognized during impairment	3,268

Cash-basis interest income recognized	3,268

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

      Financial instruments with off-balance-sheet risk were as follows at June 30, 2000:

Unused lines of credit	$25,904,000

Letters of credit	1,571,000

      Total deposits decreased $1.9 million or approximately 1.2% from 12/31/99. Non-interest bearing demand accounts decreased 0.8%, savings and N.O.W. accounts decreased 4.7% and time deposits increased 3.3%. Deposit balances fluctuate based on the liquidity needs of our customers. Federal funds purchased and securities sold under repurchase agreements increased $1.4 million from 12/31/99. Total shareholders’ equity increased $0.5 million or 1.8% from 12/31/99.

Statements of Cash Flows

      Net cash provided by operating activities for the first six months of 2000 was $1.3 million compared to $1.2 million for the first six months of 1999. Net cash used in investing activities for the first six months of 2000 was $4.0 million, down $6.5 million from the first six months of 1999 due primarily to lower investment purchases. Net cash of $0.7 million was used by financing activities primarily as a result of a decrease in demand and saving deposits. Total cash and cash equivalents decreased $3.3 million during the first six months of 2000. With total cash and cash equivalents of $14.0 million as of 6/30/00, the Company’s liquidity ratios continue to remain favorable.

Analysis of Equity

      The Company and the Bank are subject to regulatory capital requirements administered by federal banking agencies. The following is a summary of the actual and required regulatory capital amounts and ratios at 6/30/00.

					To Be Well Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions

	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital to risk-weighted assets
Consolidated	$28,719	21.68%	$10,599	8.00%	$13,249	10.00%

Bank	26,519	20.28%	10,459	8.00%	13,074	10.00%

Tier 1 (core) capital to risk-weighted assets
Consolidated	27,356	20.65%	5,300	4.00%	7,949	6.00%

Bank	25,156	19.24%	5,230	4.00%	7,845	6.00%

Tier 1 (core) capital to average assets
Consolidated	27,356	14.23%	7,687	4.00%	9,609	5.00%

Bank	25,156	13.21%	7,616	4.00%	9,520	5.00%

RESULTS OF OPERATIONS

      Interest income totaled $3.5 million or $177 thousand higher for the three-months ended 6/30/00 as compared to the same period in 1999. Interest expense was $1.3 million for the three months ended 6/30/00 or $88 thousand higher than 1999. This resulted in an increase of $89 thousand or 4.2% in net interest income for the three-month period ended 6/30/00 as compared to 6/30/99. The six months results for the periods ended 6/30/00 and 6/30/99 were an increase in interest income of $313 thousand and an increase in interest expense of $152 thousand. This resulted in a net interest income increase of $161 thousand or 3.8% for the six months ended 6/30/00 compared to 6/30/99.

      Net interest rate margins were 5.25% and 5.11% for the first six months of 2000 and 1999, respectively. Interest income yields increased 29 basis points as compared to interest costs, which increased 15 basis points in 2000 compared to 1999.

      Provision for loan losses was $25,000 for the three months ended 6/30/00 compared to $30,000 for the same period in 1999. The provision for loan losses was $62,500 and $60,000 for the six months ended 6/30/00 and 6/30/99. Net charge offs for the six months ended 6/30/00 were $9 thousand as compared to $56 thousand for the same period in 1999.

      Noninterest income was $206 thousand for the three months ended 6/30/00 or approximately 4.0% above the same period in 1999. Noninterest income was $409 thousand for the six months ended 6/30/00 or approximately 1.1% below the same period in 1999.

      Noninterest expense was $1.6 million for the three months ended 6/30/00 or approximately 4.8% above the same period in 1999. Year to date noninterest expense for 2000 was $3.2 million or 6.0% above the same period in 1999, due mainly to normal salary increases and higher employee benefit and data processing costs.

      Net income was $601 thousand for the three months ended 6/30/00 or 1.4% above the same quarter of 1999. Net income was approximately $1.2 million for the six months ended 6/30/00 or 3.3% below the first six months of 1999. The decrease was due primarily to higher noninterest expenses.

      Unrealized appreciation (depreciation) on securities available for sale was $34 thousand for the three months ended 6/30/00 compared to ($64) thousand for the three months ended 6/30/99. Year to date unrealized depreciation was $203 thousand compared to $215 thousand for the same period last year. Higher interest rates have had a negative impact on the market value of the securities in the available for sale portfolio.

      Comprehensive income was $635 thousand for the three months ended 6/30/00 or 20.1% above the same period in 1999. Comprehensive income was $969 thousand for the six months ended 6/30/00 or 2.8% below the first half of 1999.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

      There have been no material changes in the quantitative and qualitative disclosures about market risks as of June 30, 2000 from that presented in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings —None
Item 2. Changes in Securities —None
Item 3. Defaults Upon Senior Securities —None
Item 4. Submission of matters to a vote of security holders - The Company held its Annual Shareholders’ Meeting on April 27, 2000, for the purpose of electing three directors. Shareholders received proxy materials containing the information required by this item. Results of shareholder voting was as follows:

Election of Directors:	Bobbie E. Douglas	John E. Sprunger	Howard J. Wenger

For	1,546,012	1,553,300	1,551,748

Against	—	—	—

Withheld	10,062	2,774	4,327

Shares not voted by Brokers	209,972	209,972	209,972

      The following directors continued their terms of office after the 2000 Annual Shareholders’ meeting: Sara Balzarini, Steve Schmid, Albert W. Yeagley, Charles J. Dolezal, John W. Kropf and James F. Woolley.

Item 5. Other Information —None
Item 6. Exhibits and Reports on Form 8-K

          a. Exhibits

Exhibit No. Under Reg. S-K, Item 601	Description of Exhibits	If incorporated by Reference, Documents with Which Exhibit Was Previously Filed with SEC

(11)	Computation of Earnings per Share	See Consolidated Statements of Income and Comprehensive Income, Page 4

(27)	Financial Data Schedule

      No other exhibits are required to be filed herewith pursuant to Item 601 of Regulation S-K.

b. There were no reports on Form 8-K filed for the quarter ended 6/30/00.

Signatures

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

National Bancshares Corporation

Date:	August 10, 2000	/s/Charles J. Dolezal

Charles J. Dolezal, President

Date:	August 10, 2000	/s/Lawrence M. Cardinal, Jr.

Lawrence M. Cardinal, Jr., Treasurer (Principal Financial Officer)