Form 10-Q
period 2000-09-30
NATIONAL BANCSHARES CORP /OH/
filed 2000-11-09
CIK 790362

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended September 30, 2000

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

Yes  [X]     No  [   ].

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of November 1, 2000:

Common Stock, Without Par Value: 2,243,482 Shares Outstanding

National Bancshares Corporation

Index

Page
Number
Part I. Financial Information
Item 1. Financial Statements

Consolidated Balance Sheets as of September 30, 2000 and December 31, 1999 (Unaudited)	3

Consolidated Statements of Income and Comprehensive Income for the three and nine months ended September 30, 2000 and 1999 (Unaudited)	4

Consolidated Statements of Cash Flows for the nine months ended September 30, 2000 and 1999 (Unaudited)	5

Note to Consolidated Financial Statements (Unaudited)	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	6-10

Item 3. Quantitative and Qualitative Disclosures About Market Risk	11

Part II. Other Information	11
Item 1. Legal Proceedings — None
Item 2. Changes in Securities — None
Item 3. Defaults Upon Senior Securities — None
Item 4. Submission of matters to a vote of security holders — None
Item 5. Other Information — None
Item 6. Exhibits and Reports on Form 8-K

Signatures	12

NATIONAL BANCSHARES CORPORATION

CONSOLIDATED BALANCE SHEETS (Unaudited)

	9/30/00	12/31/99
ASSETS

Cash and due from banks	$6,311,700	$8,538,351

Federal funds sold	4,040,000	8,770,000

Total cash and cash equivalents	10,351,700	17,308,351

Interest bearing deposits with banks	1,988,100	1,985,122

Securities available for sale (at fair value)	19,503,406	19,538,195

Securities held to maturity	50,924,460	50,675,855
Fair value September 30, 2000 — $50,781,000; December 31, 1999 — $50,136,000

Federal bank stock	963,000	928,000

Loans:

Commercial	46,490,343	36,941,872

Real estate mortgage	55,337,340	53,749,646

Installment	9,818,059	10,464,359

Total loans	111,645,742	101,155,877

Less: Unearned income	274,986	316,024

Allowance for loan losses	1,357,029	1,308,630

Loans, net	110,013,727	99,531,223

Accrued interest receivable	1,872,349	1,344,846

Premises and equipment	2,687,709	2,919,868

Other assets	3,167,831	3,171,083

TOTAL	$201,472,282	$197,402,543

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits

Demand	$27,394,944	$28,324,431

Savings and N.O.W.s	68,887,818	75,564,796

Time	66,088,577	56,546,121

Total deposits	162,371,339	160,435,348

Securities sold under repurchase agreements	4,558,650	2,057,041

Federal reserve note account	861,423	1,000,000

Federal Home Loan Bank advances	3,743,315	5,606,641

Accrued interest payable	785,529	535,898

Other liabilities	1,006,263	911,420

Total liabilities	173,326,519	170,546,348

SHAREHOLDERS’ EQUITY

Common stock — without par value; 6,000,000 shares authorized; 2,289,528 shares issued	11,447,640	11,447,640

Additional paid-in capital	4,689,800	4,689,800

Retained earnings	13,917,723	12,981,399

Accumulated other comprehensive income	(559,371)	(724,861)

Less: Treasury shares (at cost): 48,308 and 52,740 shares as of September 30, 2000 and December 31, 1999	(1,350,029)	(1,537,783)

Total shareholders’ equity	28,145,763	26,856,195

TOTAL	$201,472,282	$197,402,543

See note to consolidated financial statements

NATIONAL BANCSHARES CORPORATION

CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME (Unaudited)

	Three months ended		Nine months ended
	9/30/00	9/30/99	9/30/00	9/30/99

INTEREST AND DIVIDEND INCOME:

Loans, including fees	$2,417,809	$2,116,894	$6,854,605	$6,166,768

Federal funds sold	110,196	54,646	245,094	382,203

Securities:

Taxable	837,514	873,060	2,551,700	2,431,352

Nontaxable	293,076	308,083	866,643	919,172

Total interest and dividend income	3,658,595	3,352,683	10,518,042	9,899,495

INTEREST EXPENSE:

Deposits	1,323,702	1,103,305	3,559,534	3,363,679

Short-term borrowings	50,996	41,676	122,430	127,130

Federal Home Loan Bank advances	83,293	17,458	273,383	17,458

Total interest expense	1,457,991	1,162,439	3,955,347	3,508,267

Net interest income	2,200,604	2,190,244	6,562,695	6,391,228

PROVISION FOR LOAN LOSSES	0	30,000	62,500	90,000

Net interest income after provision for loan losses	2,200,604	2,160,244	6,500,195	6,301,228

NONINTEREST INCOME	219,278	210,218	628,427	624,053

NONINTEREST EXPENSE:

Salaries and employee benefits	840,267	807,553	2,513,163	2,368,813

Net occupancy expense	97,619	117,864	294,210	313,290

Data processing expense	150,496	173,793	507,100	509,290

Franchise tax	124,695	76,978	277,469	237,466

Other expenses	355,172	371,185	1,205,082	1,163,985

Total noninterest expense	1,568,249	1,547,373	4,797,024	4,592,844

INCOME BEFORE INCOME TAXES	851,633	823,089	2,331,598	2,332,437

Income tax expense	190,842	175,482	498,454	473,038

NET INCOME	660,791	647,607	1,833,144	1,859,399

OTHER COMPREHENSIVE INCOME:

Unrealized appreciation (depreciation) in fair value of securities available for sale, net of tax	368,537	(90,967)	165,490	(305,916)

COMPREHENSIVE INCOME	$1,029,328	$556,640	$1,998,634	$1,553,483

WEIGHTED AVERAGE COMMON

SHARES OUTSTANDING	2,240,676	2,252,651	2,240,432	2,257,706

BASIC EARNINGS PER COMMON SHARE	$0.29	$0.29	$0.82	$0.82

DIVIDENDS DECLARED PER COMMON SHARE	$0.12	$0.10	$0.36	$0.30

See note to consolidated financial statements

NATIONAL BANCSHARES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	9/30/00	9/30/99

Cash Flows From Operating Activities:

Net Income	$1,833,144	$1,859,399

Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities
Depreciation and Amortization, net of Accretion	282,726	384,200

Federal Home Loan Bank Stock Dividend	(35,000)	(31,900)

Provision for Loan Losses	62,500	90,000

Changes in Other Assets and Liabilities	(173,294)	(717,216)

Net Cash From Operating Activities	1,970,076	1,584,483

Cash Flows From Investing Activities:

Purchases of Interest Bearing Deposits with Banks	—	(1,984,062)
Securities Held to Maturity

Proceeds from Maturities and Repayments	3,226,330	7,438,292

Purchases of Investments	(3,410,530)	(7,019,241)
Securities Available for Sale

Proceeds from Maturities and Repayments	800,000	2,000,000

Purchases of Investments	(506,425)	(9,447,626)

Capital Expenditures	(84,053)	(607,628)

Net Change in Loans to Customers	(10,545,004)	(8,662,184)

Net Cash From Investing Activities	(10,519,682)	(18,282,449)

Cash Flows from Financing Activities:

Net Change in Demand and Savings Accounts	(7,606,465)	(2,872,603)

Net Change in Time Deposits	9,542,456	3,958,237

Net Change in Short-Term Borrowings	2,363,032	4,875,413

Proceeds from Federal Home Loan Bank Advances	1,000,000	—

Repayments on Federal Home Loan Bank Advances	(2,863,326)	—

Dividends Paid	(940,033)	(838,257)

Dividends Reinvested	189,166	154,664

Purchase of Treasury Shares	(91,875)	(1,092,626)

Net Cash From Financing Activities	1,592,955	4,184,828

Net Change in Cash and Cash Equivalents	(6,956,651)	(12,513,138)

Beginning Cash and Cash Equivalents	17,308,351	20,890,122

Ending Cash and Cash Equivalents	$10,351,700	$8,376,984

Supplemental Disclosures

Cash Paid for Interest	$3,705,716	$3,533,095

Cash Paid for Income Taxes	$425,000	$515,000

See note to consolidated financial statements.

National Bancshares Corporation

Note to Consolidated Financial Statements (Unaudited)

Note 1.  Basis of Presentation

      The accompanying consolidated financial statements include the accounts of National Bancshares Corporation (the “Company”) and its wholly owned subsidiary, First National Bank, Orrville, Ohio (the “Bank”). All significant intercompany transactions and balances have been eliminated. The consolidated balance sheet as of September 30, 2000, the consolidated statements of income for the three and nine month periods ended September 30, 2000 and 1999, and the consolidated statements of cash flows for the nine month periods ended September 30, 2000 and 1999 have been prepared by the Company without audit. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

      The consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q, but do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. These statements should be read in conjunction with the consolidated financial statements and footnotes in the Company’s annual report on Form 10-K for the year ended December 31, 1999. Operating results for the nine months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

      To prepare financial statements in conformity with generally accepted accounting principles, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and future results could differ. The allowance for loan losses, fair values of financial instruments and fair values of certain securities are particularly subject to change.

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

     FINANCIAL CONDITION

     Balance Sheets

      Total assets increased $4.1 million or 2.1% over 12/31/99. Cash and due from banks decreased approximately $2.2 million, which was mainly the result of a lower outgoing check letter and lower cash balances on 9/30/00 as compared to 12/31/99. Federal funds sold decreased $4.7 million or 53.9% due to strong loan demand. Net loans increased $10.5 million or 10.5% due to increased demand for commercial loans. Commercial loans increased $9.5 million or 25.8% over 12/31/99. One large commercial loan, closed during the third quarter of 2000, accounted for a substantial portion of the growth this year.

      The carrying amounts and estimated fair values of the securities are summarized as follows:

	September 30, 2000

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Available for Sale:

U.S. Government and federal agency	$6,966,373	$—	$92,938	$6,873,435

State and municipal	2,797,325	14,725	26,588	2,785,462

Corporate bond and notes	8,306,191	7,590	174,145	8,139,636

Total debt securities	18,069,889	22,315	293,671	17,798,533

Equity securities	2,281,048	80,435	656,610	1,704,873

Total	$20,350,937	$102,750	$950,281	$19,503,406

Held to Maturity:

U.S. Government and federal agency	$20,751,785	$155,528	$375,657	$20,531,656

State and municipal	18,578,274	361,872	71,877	18,868,269

Corporate bond and notes	11,594,401	6,868	220,368	11,380,901

Total	$50,924,460	$524,268	$667,902	$50,780,826

      The activity in the allowance for loan losses for the first nine months of 2000 was as follows:

Beginning balance	$1,308,630

Provision for loan losses	62,500

Loans charged-off	(35,258)

Recoveries	21,157

Ending balance	$1,357,029

      The allowance for loan losses is a valuation allowance for probable credit losses, increased by the provision for loan losses and decreased by charge-offs less recoveries. The allowance is maintained at a level that is considered adequate to absorb all estimated inherent losses. Management estimates the allowance balance required using the following methodology. All problem, past due and non-performing loans are closely monitored and analyzed by management on a regular basis. Management assigns a classification rating to these loans based on information about specific borrower situations and estimated collateral values. Management determines the inherent loss that exists on each significant problem, past due and non-performing loan. Other past due loans that are not analyzed individually are pooled and evaluated by loan type. The inherent loss that exists on past due loans is estimated using past loan loss experience. All other loans are pooled by loan type and evaluated for inherent risk based upon past loan loss experience. National and local economic conditions and other factors are also considered in determining an adequate level for the allowance for loan losses. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgement, should be charged-off. Management reviews the allowance for loan losses on a regular basis to determine the adequacy of the reserve.

      The allowance for loan losses to total loans outstanding was 1.22% and 1.30% as of September 30, 2000 and December 31, 1999, respectively. On an annualized basis, net charge-offs to total loans was .02% for the first nine months of 2000 and .11% for 1999. The ratio of non-performing loans to total loans was .53% ($595,000) for September 30, 2000 compared to .25% ($250,000) for December 31, 1999. The increase is due mainly to one loan that was placed on non-accrual during 2000. Non-performing loans consist of loans that have been placed on nonaccrual status.

      Impaired loans at September 30, 2000 were as follows:

Loans with no allocated allowance for loan losses	$—

Loans with allocated allowance for loan losses	16,863

Amount of the allowance for loan losses allocated	16,863

Average of impaired loans during the first nine months of 2000	$23,171

Interest income recognized during impairment	3,808

Cash-basis interest income recognized	3,808

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

      Total deposits increased $1.9 million or approximately 1.2% from 12/31/99. Non-interest bearing demand accounts decreased 3.3%, savings and N.O.W. accounts decreased 8.8% and time deposits increased 16.9%. The time deposit increase was due mainly to a special promotion on a 15-month certificate of deposit (CD). The decrease in saving balances was related to the CD promotion, as some customers shifted their funds into the CD special. Securities sold under repurchase agreements increased $2.5 million from 12/31/99 as certain customers moved their liquid funds into this short-term product. Federal Home Loan advances decreased $1.9 million or 33.2% from 12/31/99, due mainly to a $2.0 million advance that matured. Total shareholders’ equity increased $1.3 million or 4.8% from 12/31/99.

     Statements of Cash Flows

     Net cash provided by operating activities for the first nine months of 2000 was $2.0 million compared to $1.6 million for the first nine months of 1999. Net cash used in investing activities for the first nine months of 2000 was $10.5 million, down $7.8 million from the first nine months of 1999 due primarily to lower investment purchases. The strong loan growth during the first nine months of 2000 was funded by increases in deposits and short-term borrowings and a decrease in federal funds sold. Net cash of $1.6 million was provided by financing activities compared to $4.2 million for the first nine months of 1999. The decline was due mainly to lower growth in short-term borrowings and repayment of Federal Home Loan advances. Total cash and cash equivalents decreased $7.0 million during the first nine months of 2000. With total cash and cash equivalents of $10.4 million as of 9/30/00, the Company’s liquidity ratios continue to remain favorable.

      Analysis of Equity

      The Company and the Bank are subject to regulatory capital requirements administered by federal banking agencies. The following is a summary of the actual and required regulatory capital amounts and ratios at 9/30/00.

					To Be Well Capitalized
					Under Prompt
			For Capital		Corrective Action
(Dollars in thousands)	Actual		Adequacy Purposes		Provisions

	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital to risk-weighted assets

Consolidated	$29,332	21.50%	$10,915	8.00%	$13,644	10.00%

Bank	26,720	19.86%	10,763	8.00%	13,454	10.00%
Tier 1 (core) capital to risk-weighted assets

Consolidated	27,975	20.50%	5,458	4.00%	8,186	6.00%

Bank	25,363	18.85%	5,382	4.00%	8,072	6.00%
Tier 1 (core) capital to average assets

Consolidated	27,975	14.37%	7,787	4.00%	9,733	5.00%

Bank	25,363	13.15%	7,715	4.00%	9,643	5.00%

      RESULTS OF OPERATIONS

      Interest and dividend income totaled $3.7 million or $306 thousand higher for the three-months ended 9/30/00 as compared to the same period in 1999. Interest expense was $1.5 million for the three months ended 9/30/00 or $296 thousand higher than 1999. This resulted in an increase of $10 thousand or 0.5% in net interest income for the three-month period ended 9/30/00 as compared to 9/30/99. The nine months results for the periods ended 9/30/00 and 9/30/99 were an increase in interest and dividend income of $618 thousand and an increase in interest expense of $447 thousand. This resulted in a net interest income increase of $171 thousand or 2.7% for the nine months ended 9/30/00 compared to 9/30/99. The increase in interest income was due mainly to the growth in higher yielding commercial loans. Interest expense increased due to a certificate of deposit promotion and higher reliance on Federal Home Loan advances.

      Net interest rate margins were 5.17% and 5.14% for the first nine months of 2000 and 1999, respectively. Interest income yields increased 32 basis points as compared to interest costs, which increased 29 basis points in 2000 compared to 1999.

      Provision for loan losses was $0 for the three months ended 9/30/00 compared to $30,000 for the same period in 1999. The provision for loan losses was $62,500 and $90,000 for the nine months ended 9/30/00 and 9/30/99. Net charge offs for the nine months ended 9/30/00 were $14 thousand as compared to $73 thousand for the same period in 1999. Based upon an analysis of the allowance for loan losses, management determined that a provision for loan losses was not necessary during the third quarter of 2000.

      Noninterest income was $219 thousand for the three months ended 9/30/00 or approximately 4.3% above the same period in 1999. Noninterest income was $628 thousand for the nine months ended 9/30/00 or approximately 0.7% above the same period in 1999. There were no significant fluctuations in the items comprising this category.

      Noninterest expense was $1.6 million for the three months ended 9/30/00 or approximately 1.3% above the same period in 1999. Year to date noninterest expense for 2000 was $4.8 million or 4.4% above the same period in 1999, due mainly to normal salary increases and higher employee benefit, legal, marketing, dues and fees, and postage expenses, partially offset by lower occupancy expenses.

      Net income was $661 thousand for the three months ended 9/30/00 or 2.0% above the same quarter of 1999. Net income was approximately $1.8 million for the nine months ended 9/30/00 or 1.4% below the first nine months of 1999. The decrease was due primarily to higher noninterest expenses and a higher tax provision, partially offset by a $200 thousand increase in net interest income after the provision for loan losses.

      Unrealized appreciation (depreciation) on securities available for sale was $369 thousand for the three months ended 9/30/00 compared to ($91) thousand for the three months ended 9/30/99. Year to date unrealized appreciation (depreciation) was $165 thousand compared to ($306) thousand for the same period last year. Stable interest rates and economic conditions have had a positive impact on the market value of the securities in the available for sale portfolio.

      Comprehensive income was $1.0 million for the three months ended 9/30/00 or 84.9% above the same period in 1999. Comprehensive income was $2.0 million for the nine months ended 9/30/00 or 28.7% above the first nine months of 1999.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

      There have been no material changes in the quantitative and qualitative disclosures about market risks as of September 30, 2000 from that presented in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999. The Company monitors and manages interest rate risk in order to maintain an acceptable level of possible change in net interest income as a result of changes in interest rates. As of September 30, 2000 the Company’s interest rate risk position was within Board approved policy limits.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings — None
Item 2.	Changes in Securities — None
Item 3.	Defaults Upon Senior Securities — None
Item 4.	Submission of matters to a vote of security holders — None
Item 5.	Other Information — None
Item 6.	Exhibits and Reports on Form 8-K
a. Exhibits

Exhibit No.		If incorporated by Reference,
Under Reg.		Documents with Which Exhibit
S-K, Item 601	Description of Exhibits	Was Previously Filed with SEC

(11)	Computation of Earnings per Share	See Consolidated Statements of Income and Comprehensive Income, Page 4
(27)	Financial Data Schedule

No other exhibits are required to be filed herewith pursuant to Item 601 of Regulation S-K.

b. There were no reports on Form 8-K filed for the quarter ended 9/30/00.

Signatures

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

National Bancshares Corporation

Date: November 8, 2000	/s/ Charles J. Dolezal

Charles J. Dolezal, President

Date: November 8, 2000	/s/ Lawrence M. Cardinal, Jr.

Lawrence M. Cardinal, Jr., Treasurer (Principal Financial Officer)