Form 10-K
period 2000-12-31
NATIONAL BANCSHARES CORP /OH/
filed 2001-03-29
CIK 790362

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended Dec. 31, 2000
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K       .

State the aggregate market value of the voting stock held by non-affiliates of the registrant as of March 1, 2001: $31,918,752.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of March 1, 2001.

Common Stock, No Par Value: 2,239,449

Documents Incorporated by Reference:

• Portions of the registrant’s Proxy Statement dated March 23, 2001 and previously filed March 22, 2001, are incorporated by reference into Part III.

• Portions of the registrant’s Annual Report to Shareholders, December 31, 2000 are incorporated by reference in Parts I, II, IV.

Form 10-K Cross Reference Index	Page

Part I

Item 1 — Business

Description of Business	4

Financial Ratios — Note 1	A23

Daily Average Balance Sheets, Interest and Rates — Note 1	A22

Volume and Rate Variance Analysis	6

Investment Portfolio	7

Loan Portfolio	8

Summary of Loan Loss Experience	9

Deposits	10

Item 2 — Properties	5

Item 3 — Legal Proceedings	5

Item 4 — Submission of Matters to a Vote of Security Holders — None

Part II

Item 5 — Market for the Registrant’s Common Equity and Related Stockholder Matters — Note 1	A9

Number of shareholders of common stock	5

Item 6 — Selected Financial Data — Note 1	A23

Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operation — Note 1	A4-8

Item 7A — Quantitative and Qualitative Disclosures About Market Risk

(See Asset and Liability Management)	A7-8

Item 8 — Financial Statements — Note 1	A10-21

Item 9 — Changes in and Disagreements with Accountants on Accounting and Financial Disclosure — None

Part III

Item 10 — Directors of the Registrant — Note 2	B3

Executive Officers of the Registrant	5

Item 11 — Executive Compensation — Note 2	B6

Item 12 — Security Ownership of Certain Beneficial Owners and Management — Note 2	B3

Item 13 — Certain Relationships and Related Transactions — Note 2	B9

Part IV

Item 14 — Exhibits, Financial Statement Schedules and Reports on Form 8-K

Report of Crowe, Chizek and Company LLP, Independent Auditors	A21

Financial Statements: — Note 1

Consolidated Balance Sheets as of December 31, 2000 and 1999	A10

Consolidated Statements of Income for the Years Ended December 31, 2000, 1999 and 1998	A11

Consolidated Statements of Cash Flows for the Years Ended December 31, 2000, 1999 and 1998	A13

Consolidated Statements of Changes in Shareholders’ Equity for the Years Ended December 31, 2000, 1999 and 1998	A12

Notes to Financial Statements — Note 1	A14-20

Reports on Form 8-K filed in fourth quarter of 2000: None

Exhibit Table	13

Signatures	11-12

Appendix A — National Bancshares 2000 Annual Report to Shareholders	A

Note 1 — Incorporated by reference from the registrant’s Annual Report to Shareholders for the year ended December 31, 2000 — Appendix A

Note 2 — Incorporated by reference from the registrant’s proxy statement dated March 23, 2001 previously filed with the SEC on March 22, 2001

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

On November 12, 1999, President Clinton signed into law the Gramm-Leach-Bliley Act, which, effective March 11, 2000, permits bank holding companies to become financial holding companies and thereby affiliate with securities firms, and insurance companies and engage in other activities that are financial in nature. A bank holding company may become a financial holding company if each of its subsidiary banks is well capitalized under regulatory prompt corrective action provisions, is well managed, and has at least a satisfactory rating under the Community Reinvestment Act (CRA) by filing a declaration that the bank holding company wishes to become a financial holding company. No regulatory approval will be required for a financial holding company to acquire a company, other than a bank or savings association, engaged in activities that are financial in nature or incidental to activities that are financial in nature, as determined by the Federal Reserve Board.

The Gramm-Leach-Bliley Act defines “financial in nature” to include securities underwriting, dealing and market making; sponsoring mutual funds and investment companies; insurance underwriting and agency; merchant banking activities; and activities that the Board has determined to be closely related to banking. Subsidiary banks of a financial holding company must continue to be well capitalized and well managed in order to continue to engage in activities that are financial in nature without regulatory actions or restrictions, which could include divestiture of the financial in nature subsidiary or subsidiaries. In addition, a financial holding company or a bank may not acquire a company that is engaged in activities that are financial in nature unless each of the subsidiary banks of the financial holding company or the bank has a CRA rating of satisfactory or better.

Item 2 — Properties:

The headquarters of the Company and the Bank are located in Orrville, Ohio. The Bank has a total of eleven banking office buildings which are located in Orrville, Dalton, Kidron, Smithville, Mt. Eaton, Apple Creek, Lodi, Wooster and Seville, Ohio. All buildings are owned by the Bank with the exception of the Seville Office which is a leased facility.

Item 3 — Legal Proceedings

There were no legal proceedings during 2000, other than ordinary routine litigation which was incidental to business and which was not material.

Item 5 — Number of shareholders of common stock

The Company had 986 shareholders of common stock as of March 5, 2001. Price ranges of the Company’s common stock for 2000 and 1999 are reported in the Annual Report to Shareholders (Appendix A, Page 9). A local broker that deals in the Company’s stock supplied the stock prices.

Item 10 — Executive Officers

The Executive Officers of the Company are as follows:

Name	Age	Position

Charles J. Dolezal	47	President President of First National Bank

Kenneth R. VanSickle	53	Senior V.P., Secretary Senior V.P., Chief Loan Officer of First National Bank

Lawrence M. Cardinal, Jr.	49	Vice President, Treasurer Vice President & Controller of First National Bank

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

VOLUME AND RATE VARIANCE ANALYSIS

The following table represents a summary analysis of changes in interest income, interest expense and the resulting net interest income on a tax equivalent basis for the periods presented. Volume is based on daily average balances. Changes not associated with either rate or volume are reflected as a rate change.

(Dollars in thousands)	2000 versus 1999			1999 versus 1998
	Increase (Decreases)			Increase (Decreases)
	Due to Changes In			Due to Changes In

			Net			Net
	Volume	Rate	Change	Volume	Rate	Change

Interest Income

Investment securities:

Taxable	$(37)	$7	$(30)	$(295)	$52	$(243)

Nontaxable (tax equivalent basis)*	(76)	5	(71)	4	(12)	(8)

Federal funds sold	(219)	79	(140)	(90)	(44)	(134)

Interest bearing deposits	53	1	54	68		68

Loans (including Nonaccrual loans)	631	364	995	1,186	(724)	462

Total interest Income (tax equivalent basis)*	$352	$456	$808	$873	$(728)	$145

Interest Expense

Deposits

Interest bearing checking	$(17)	$(21)	$(38)	$34	$(142)	$(108)

Savings	(60)	2	(58)	59	(174)	(115)

Time, $100,000 and over	(63)	218	155	57	(145)	(88)

Time, other	213	155	368	115	(141)	(26)

Other borrowed funds	101	133	234	87		87

Total interest Expense	$174	$487	$661	$352	$(602)	$(250)

Changes in net Interest income (tax Equivalent basis)*	$178	$(31)	$147	$521	$(126)	$395

*	Tax equivalence based on highest statutory tax rates of 34%.

INVESTMENT PORTFOLIO

The carrying amounts and distribution of the Company’s securities held at year-end 2000 and 1999 are summarized in the Annual Report to Shareholders (Appendix A, Page 16, Note 2). The carrying amount, maturities and approximate weighted average yields (on a tax equivalent basis) of debt securities at December 31, 2000 and the carrying amounts as of December 31, 1998 are as follows:

INVESTMENT PORTFOLIO
December 31, 2000
(Dollars in thousands)
	Total		0 to 1 Year		1 to 5 Years		5 to 10 Years		Over 10 years

	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

Available for Sale:

US Agencies	$5,030	7.2%					$5,030	7.2%

State & political

Subdivisions	2,341	7.8%							$2,341	7.8%

Other securities	10,905	6.9%			$6,243	6.9%	4,662	6.9%

TOTAL	$18,276	7.1%			$6,243	6.9%	$9,692	7.1%	$2,341	7.8%

Held to Maturity:

US Treasury	$2,449	8.0%	$1,000	7.2%	$1,449	8.5%

US Agencies	17,311	6.6%			6,243	6.1%	$11,068	7.0%

State & political Subdivisions	17,394	8.5%	3,511	8.9%	5,617	9.0%	3,184	7.9%	$5,082	8.0%

Other securities	10,699	6.4%	2,541	6.2%	6,127	6.6%	2,031	6.1%

TOTAL	$47,853	7.3%	$7,052	7.7%	$19,436	7.3%	$16,283	7.1%	$5,082	8.0%

There was no single issuer of securities where the total book value of such securities exceeded 10% of shareholders’ equity except for US government and agency obligations.

	December 31, 1998

		Gross	Gross
(Dollars in thousands)	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Available for Sale:

U.S. Government and federal agency	$5,009	$46		$5,055

State and municipal	2,815	81	$(9)	2,887

Corporate bond and notes	3,751	70		3,821

Total debt securities	11,575	197	(9)	11,763

Equity securities	1,720	13	(466)	1,267

Total	$13,295	$210	$(475)	$13,030

Held to Maturity:

U.S. Government and federal agency	$24,300	$595	$(35)	$24,860

State and municipal	18,569	998	(2)	19,565

Mortgage-backed	2,084	39	(8)	2,115

Corporate bond and notes	11,826	225	(7)	12,044

Total	$56,779	$1,857	$(52)	$58,584

LOAN PORTFOLIO

The detail of the loan portfolio balances for year-end 2000 and 1999 is included in the Annual Report to Shareholders (Appendix A, Page 16, Note 3). The detail of the loan portfolio balances for year-end 1998, 1997 and 1996 is as follows:

(Dollars in thousands)	1998	1997	1996

Collateralized by real estate:

Commercial	$25,173	$22,935	$25,514

Residential	33,045	29,173	26,208

Home equity	5,284	2,537	1,142

Construction	1,212	1,918	1,462

	64,714	56,563	54,326

Consumer	8,843	8,642	10,923

Commercial	16,577	11,923	11,961

Credit cards	1,130	1,043	840

Other	2,402	1,728	1,736

	93,666	79,899	79,786

Unearned and deferred income	(161)	(196)	(219)

Unamortized discount on purchased loans	(171)	(213)	(266)

	93,334	79,490	79,301

Allowance for loan losses	(1,297)	(1,232)	(1,151)

	$92,037	$78,258	$78,150

MATURITIES AND SENSITIVITIES OF LOANS TO CHANGES IN INTEREST RATES

The following are approximate maturities and sensitivity to changes in interest rates of certain loans exclusive of real estate mortgages and consumer loans as of December 31, 2000.

Types of Loans
(Dollars in Thousands)	0 to 1 Year	1 to 5 Years	5 and Over Years	Total

Commercial	$7,572	$5,445	$6,834	$19,851

Real Estate Construction	$6	$34	$971	$1,011

Above loans due beyond 1 year with:

Predetermined interest rates				$4,519

Adjustable interest rates				$8,765

NONACCRUAL AND PAST DUE LOANS

Generally, recognition of interest income is discontinued where reasonable doubt exists as to the collectability of the interest. Income from non-accrual loans is recorded when received. The difference between interest income recognized on such loans and income that would have been recognized at original contractual rates is immaterial. The bank generally places loans on a non-accrual status when a default of principal or interest has existed for 90 days or more. The bank generally does not renegotiate loans due to deterioration in the financial position of the borrower. The amounts of renegotiated loans are not considered material and are now considered impaired.

(Dollars in Thousands)	12/31/00	12/31/99	12/31/98	12/31/97	12/31/96

90 Days Past Due and Accruing	$112	$225	$141	$126	$458

Nonaccruing Loans	$144	$250	$168	$427	$85

POTENTIAL LOAN PROBLEMS

Management reviews the loan portfolio for potential loan problems on a monthly basis. The following loans were classified by management, which excludes the above non-accrual loan totals. The amount shown below is the outstanding loan balance, which has not been reduced by collateral values.

(Dollars in Thousands)	12/31/00

Loss	$2

Doubtful	60

Substandard	1,082

OAEM	106

Watch	0

Total	$1,250

LOAN CONCENTRATIONS

Due to the nature of our market area, there are no significant loan concentrations of 10% of total loans to borrowers engaged in similar activities other than noted in the loan categories disclosed in the Annual Report to Shareholders (Appendix A, Page 16, Note 3).

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

Transactions in the allowance for loan losses are maintained by three major loan categories and the summary of such transactions for the periods indicated follows:

CHANGES IN ALLOWANCE
FOR LOAN LOSSES
(Dollars in Thousands)	2000	1999	1998	1997	1996

Balance at the beginning of period	$1,309	$1,297	$1,232	$1,151	$1,046

Loans charged off:

Commercial & industrial	9	58	34	34	77

Real estate mortgages	—	—	11	19	5

Consumer	48	88	90	38	60

Total loans charged off	57	146	135	91	142

Recoveries of loans charged off:

Commercial & industrial	2	13	7	1	43

Real estate mortgages	1	6	45	30	—

Consumer	26	19	28	21	24

Total recoveries	29	38	80	52	67

Net loans charged off	28	108	55	39	75

Provision charged to operating expense	62	120	120	120	180

Balance at end of period	$1,343	$1,309	$1,297	$1,232	$1,151

Net charge-offs to average loans	0.03%	0.11%	.07%	.05%	.10%

DISTRIBUTION OF ALLOWANCE FOR
LOAN LOSSES BY CATEGORY
(Dollars in thousands)

	December 31, 2000		December 31, 1999		December 31,1998

		% of		% of		% of
	Amount	Total Loans	Amount	Total Loans	Amount	Total Loans

Commercial & industrial	$409	20%	$305	20%	$345	20%

Real estate construction	3	1%	12	1%	12	1%

Real estate mortgages	355	71%	398	70%	222	68%

Consumer loans	258	8%	140	9%	152	11%

Unallocated	318	N/A	454	N/A	566	N/A

TOTAL	$1,343	100%	$1,309	100%	$1,297	100%

	December 31, 1997		December 31, 1996

		% of		% of
	Amount	Total Loans	Amount	Total Loans

Commercial & industrial	$91	16%	$74	17%

Real estate construction	0	2%	0	2%

Real estate mortgages	18	70%	18	67%

Consumer loans	11	12%	19	14%

Unallocated	1,112	N/A	1,040	N/A

TOTAL	$1,232	100%	$1,151	100%

DEPOSITS

The classification of average deposits and the average rate paid on such deposits for periods ending December 31, 2000, 1999 and 1998 is included in Analysis of Net Interest Earnings included in the Annual Report to Shareholders (Appendix A, Page 22).

A summary of maturities of time deposits of $100,000 or more is as follows:

12/31/00

Three months or less	$10,117,484

Over 3 months through 6 months	838,756

Over 6 months through 12 months	2,480,997

Over 12 months	620,874

$14,058,111

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL BANCSHARES CORPORATION

DATE:	3-20-01 _________________	/s/ Charles J. Dolezal ________________________________ Charles J. Dolezal, President

DATE:	3-20-01 _________________	/s/ Lawrence M. Cardinal, Jr. ________________________________ Lawrence M. Cardinal, Jr., V.P., Treasurer (Principal Financial Officer)

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

DATE:	3-20-01 _________________	/s/ Charles J. Dolezal ________________________________ Charles J. Dolezal, Chairman

DATE:	3-20-01 _________________	/s/ Sara Balzarini ________________________________ Sara Balzarini, Director

DATE:	3-20-01 _________________	/s/ Bobbi Douglas ________________________________ Bobbi Douglas, Director

DATE:	3-20-01 _________________	/s/ John W. Kropf ________________________________ John W. Kropf, Director

DATE:	_________________	________________________________ Steve Schmid, Director

DATE:	3-20-01 _________________	/s/ John E. Sprunger ________________________________ John E. Sprunger, Director

DATE:	3-20-01 _________________	/s/ Howard J. Wenger ________________________________ Howard J. Wenger, Director

DATE:	3-20-01 _________________	/s/ James F. Woolley ________________________________ James F. Woolley, Director

DATE:	3-20-01 _________________	/s/Albert Yeagley ________________________________ Albert Yeagley, Director

EXHIBIT INDEX

Exhibit No.			If incorporated by Reference,
Under Reg.	Form 10-K		Documents with Which Exhibit
S-K, Item 601	Exhibit No.	Description of Exhibits	was Previously Filed with SEC

(3)(i)		Amended Articles of Incorporation	Registration Statement S-4 filed 3/31/86 File No. 33-03711

(3)(ii)		Code of Regulations	Registration Statement S-4 filed 3/31/86 File No. 33-03711

(10.1)		Directors Defined Benefit Plan Agreement

(10.2)		Special Separation Agreement

(11)	A23	Computation of Earnings per Share	Incorporated by reference

(12)	A23	Computation of Ratios	Incorporated by reference

(13)	A	2000 Annual Report to Shareholders

(21)	A1	Subsidiaries of the registrant	Incorporated by reference

(23)		Consent of Crowe, Chizek and Co. LLP

No other exhibits are required to be filed herewith pursuant to Item 601 of Regulation S-K.