Form 10-Q
period 2001-03-31
NATIONAL BANCSHARES CORP /OH/
filed 2001-05-08
CIK 790362

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended March 31, 2001

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

Yes   X  . No     .

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of May 1, 2001:

Common Stock, Without Par Value: 2,236,963 Shares Outstanding

National Bancshares Corporation

Index

Page
Number
Part I. Financial Information

Item 1. Financial Statements

Consolidated Balance Sheets	3

as of March 31, 2001 and December 31, 2000 (Unaudited)

Consolidated Statements of Income	4

and Comprehensive Income for the three months ended March 31, 2001 and 2000

(Unaudited)

Consolidated Statements of Cash Flows	5

for the three months ended March 31, 2001 and 2000

(Unaudited)

Note to Consolidated Financial	6

Statements (Unaudited)

Item 2. Management’s Discussion and Analysis	6 - 10

of Financial Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosures About	10

Market Risk

Part II. Other Information	10

Item 1. Legal Proceedings — None

Item 2. Changes in Securities — None

Item 3. Defaults Upon Senior Securities — None

Item 4. Submission of matters to a vote of security holders

Item 5. Other Information — None

Item 6. Exhibits and Reports on Form 8-K

Signatures	11

NATIONAL BANCSHARES CORPORATION
CONSOLIDATED BALANCE SHEETS (Unaudited)

	3/31/01	12/31/00
ASSETS

Cash and due from banks	$6,112,213	$7,077,797

Federal funds sold	10,355,000	8,135,000

Total cash and cash equivalents	16,467,213	15,212,797

Interest bearing deposits with banks	1,990,315	1,989,440

Securities available for sale (at fair value)	49,994,550	20,168,513

Securities held to maturity	16,374,044	47,852,539

Fair value March 31, 2001 - $16,990,000; December 31, 2000 - $48,518,000

Federal bank stock	988,800	975,800

Loans:

Commercial	44,257,157	43,635,606

Real estate mortgage	54,512,079	55,820,790

Installment	9,000,801	9,698,848

Total loans	107,770,037	109,155,244

Less: Unearned income	189,727	260,446

Allowance for loan losses	1,327,632	1,343,124

Loans, net	106,252,678	107,551,674

Accrued interest receivable	1,583,927	1,492,613

Premises and equipment	2,944,854	2,621,483

Other assets	2,652,965	2,927,847

TOTAL	$199,249,346	$200,792,706

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits

Demand	$26,712,046	$28,236,689

Savings and N.O.W.s	69,390,360	70,400,876

Time	64,183,009	63,376,020

Total deposits	160,285,415	162,013,585

Securities sold under repurchase agreements	3,762,941	3,949,485

Federal reserve note account	189,914	615,298

Federal Home Loan Bank advances	3,144,000	3,446,086

Accrued interest payable	700,451	840,304

Other liabilities	1,225,016	988,619

Total liabilities	169,307,737	171,853,377

SHAREHOLDERS’ EQUITY

Common stock — without par value; 6,000,000 shares authorized; 2,289,528 shares issued	11,447,640	11,447,640

Additional paid-in capital	4,689,800	4,689,800

Retained earnings	14,587,470	14,292,805

Accumulated other comprehensive income	519,139	(127,139)

Less: Treasury shares (at cost): 50,079 and 51,384 shares as of March 31, 2001 and December 31, 2000	(1,302,440)	(1,363,777)

Total shareholders’ equity	29,941,609	28,939,329

TOTAL	$199,249,346	$200,792,706

See note to consolidated financial statements

NATIONAL BANCSHARES CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended
	3/31/01	3/31/00
INTEREST AND DIVIDEND INCOME:

Loans, including fees	$2,386,138	$2,155,890

Federal funds sold	161,346	50,122

Securities:

Taxable	813,503	862,972

Nontaxable	263,725	287,081

Total interest and dividend income	3,624,712	3,356,065

INTEREST EXPENSE:

Deposits	1,335,470	1,094,147

Short-term borrowings	42,008	33,695

Federal Home Loan Bank advances	51,918	89,726

Total interest expense	1,429,396	1,217,568

Net interest income	2,195,316	2,138,497

PROVISION FOR LOAN LOSSES	15,000	37,500

Net interest income after provision for loan losses	2,180,316	2,100,997

NONINTEREST INCOME

Checking account fees	149,953	135,126

Gain on sale of loans	27,500	—

Other	73,188	67,800

Total noninterest income	250,641	202,926

NONINTEREST EXPENSE:

Salaries and employee benefits	863,489	830,804

Data processing fees	152,350	180,539

Net occupancy expense	63,805	57,926

Depreciation – furniture and fixtures	67,313	81,254

Franchise taxes	82,500	77,227

Maintenance and repairs	43,895	41,806

Other expenses	344,166	317,238

Total noninterest expense	1,617,518	1,586,794

INCOME BEFORE INCOME TAXES	813,439	717,129

Income tax expense	187,260	145,693

NET INCOME	626,179	571,436

OTHER COMPREHENSIVE INCOME:

Unrealized appreciation (depreciation) in fair value of securities available for sale, net of tax	511,910	(236,788)

Cumulative effect of adopting SFAS No. 133	134,368	—

COMPREHENSIVE INCOME	$1,272,457	$334,648

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	2,238,940	2,239,278

BASIC EARNINGS PER COMMON SHARE	$0.28	$0.26

DIVIDENDS DECLARED PER COMMON SHARE	$0.13	$0.12

See note to consolidated financial statements

NATIONAL BANCSHARES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	3/31/01	3/31/00
Cash Flows From Operating Activities:

Net Income	$626,179	$571,436

Adjustments to Reconcile Net Income

to Net Cash Provided by Operating Activities

Depreciation and Amortization, net of Accretion	57,815	97,968

Federal Home Loan Bank Stock Dividend	(13,000)	(11,400)

Gain on Sale of loans	(27,500)

Provision for Loan Losses	15,000	37,500

Changes in Other Assets and Liabilities	(43,748)	(414,334)

Net Cash From Operating Activities	614,746	281,170

Cash Flows From Investing Activities:

Securities Held to Maturity
Proceeds from Maturities and Repayments	1,025,000	499,278

Securities Available for Sale
Proceeds from Maturities and Repayments	9,911,859	—

Purchases	(8,257,297)	—

Capital Expenditures	(416,815)	(40,590)

Net Change in Loans to Customers	345,994	(3,226,889)

Proceeds from sale of loans	965,502	—

Net Cash From Investing Activities	3,574,243	(2,768,201)

Cash Flows from Financing Activities:

Net Change in Demand and Savings Accounts	(2,535,159)	(3,167,411)

Net Change in Time Deposits	806,989	(1,607,888)

Net Change in Short-Term Borrowings	(611,928)	(228,341)

Proceeds from Federal Home Loan Bank Advances	—	1,000,000

Repayments on Federal Home Loan Bank Advances	(302,086)	(283,125)

Dividends Paid	(313,340)	(402,622)

Dividends Reinvested	47,351	74,720

Purchase of Treasury Shares	(26,400)	—

Net Cash From Financing Activities	(2,934,573)	(4,614,667)

Net Change in Cash and Cash Equivalents	1,254,416	(7,101,698)

Beginning Cash and Cash Equivalents	15,212,797	17,308,351

Ending Cash and Cash Equivalents	$16,467,213	$10,206,653

Supplemental Disclosures

Cash Paid for Interest	$1,569,249	$1,213,065

Cash Paid for Income Taxes	$30,000	—

See note to consolidated financial statements.

National Bancshares Corporation

Note to Consolidated Financial Statements (Unaudited)

Note 1. Basis of Presentation

      The accompanying consolidated financial statements include the accounts of National Bancshares Corporation (the “Company”) and its wholly owned subsidiary, First National Bank, Orrville, Ohio (the “Bank”). All significant intercompany transactions and balances have been eliminated. The consolidated balance sheet as of March 31, 2001, the consolidated statements of income and comprehensive income, and the consolidated statements of cash flows for the three-month periods ended March 31, 2001 and 2000 have been prepared by the Company without audit. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

      The consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q, but do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. These statements should be read in conjunction with the consolidated financial statements and footnotes in the Company’s annual report on Form 10-K for the year ended December 31, 2000. Operating results for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

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

      In January 2001, the Company adopted a new accounting standard, Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended by SFAS No. 137. As a result, the Company transferred securities with an amortized cost of approximately $30.5 million and a fair value of approximately $30.7 million from the held to maturity to the available for sale category to allow hedging of those securities in the future if deemed beneficial. The transfer had a positive impact on the company’s capital, net of taxes, of approximately $134 thousand.

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

      FINANCIAL CONDITION

      Balance Sheets

      Total assets decreased $1.5 million or 0.8% from 12/31/00. Cash and due from banks decreased approximately $1.0 million compared to 12/31/00. Federal funds sold increased $2.2 million due to investments maturing and a decline in loan volume. Net loans decreased $1.3 million or 1.2% due mainly to $0.9 million in real estate mortgage loans sold during the first quarter of 2001.

      The carrying amounts and approximate fair values of securities are summarized as follows:

	March 31, 2001

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Available for Sale:

U.S. Government and federal agency	$17,760,554	$489,103	$—	$18,249,657

State and municipal	2,293,854	69,726	—	2,363,580

Corporate bond and notes	26,760,020	646,314	99,056	27,307,278

Total debt securities	46,814,428	1,205,143	99,056	47,920,515

Equity securities	2,393,548	141,271	460,784	2,074,035

Total	$49,207,976	$1,346,414	$559,840	$49,994,550

Held to Maturity:

State and municipal	$16,374,044	$616,536	$176	$16,990,404

The activity in the allowance for loan losses for the first three months of 2001 was as follows:

Beginning balance	$1,343,124

Provision for loan losses	15,000

Loans charged-off	(34,557)

Recoveries	4,065

Ending balance	$1,327,632

      The allowance for loan losses is a valuation allowance for probable credit losses, increased by the provision for loan losses and decreased by charge-offs less recoveries. The allowance is maintained at a level that is considered adequate to absorb all estimated losses. Management estimates the allowance balance required using the following methodology. All problem, past due and non-performing loans are closely monitored and analyzed by management on a regular basis. Management assigns a classification rating to these loans based on information about specific borrower situations and estimated collateral values. Management determines the loss that exists on each significant problem, past due and non-performing loan. Other past due loans that are not analyzed individually are pooled and evaluated by loan type. The inherent loss that exists on past due loans is estimated using past loan loss experience. All other loans are pooled by loan type and evaluated for inherent risk based upon past loan loss experience. National and local economic conditions and other factors are also considered in determining an adequate level for the allowance for loan losses. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged-off. Management reviews the allowance for loan losses on a regular basis to determine the adequacy of the reserve.

      The allowance for loan losses to total loans outstanding was 1.23% for both March 31, 2001 and December 31, 2000. On an annualized basis, net charge-offs to total average loans were .11% for the first three months of 2001 and .03% for 2000. The ratio of non-performing loans to total loans was    .23% ($248,356) for March 31, 2001 compared to .13% ($144,130) for December 31, 2000. Non-performing loans consist of loans that have been placed on nonaccrual status.

      Impaired loans at March 31, 2001 were as follows:

Loans with no allocated allowance for loan losses	$—

Loans with allocated allowance for loan losses	13,863

Amount of the allowance for loan losses allocated	13,863

Average of impaired loans during the first three months of 2001	$13,863

Interest income recognized during impairment	432

Cash-basis interest income recognized	432

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

      Total deposits decreased $1.7 million or approximately 1.1% from 12/31/00. Non-interest bearing demand accounts decreased by 5.4%, savings and N.O.W. accounts decreased by 1.4% and time deposits increased by 1.3%. Deposit balances fluctuate based upon the liquidity needs of our customers. Securities sold under repurchase agreements decreased $0.2 million from 12/31/00. The Federal Reserve note account decreased $0.4 million or 69.1% due to the Federal Reserve withdrawing Treasury, Tax and Loan deposits. Advances from the Federal Home Loan Bank decreased $0.3 million or 8.8% from December 31, 2000. Total shareholders’ equity increased $1.0 million or 3.5% from 12/31/00.

      Statements of Cash Flows

      Net cash from operating activities for the first three months of 2001 was $0.6 million compared to $0.3 million for 2000. Net cash from investing activities for the first three months of 2001 was $3.6 million due primarily to investments maturing and real estate mortgage loan sales. Net cash of $2.9 million was used by financing activities mainly as a result of the decline in deposits and short-term borrowings. Total cash and cash equivalents increased $1.3 million during the first three months of 2001. With total cash and cash equivalents of $16.5 million as of 3/31/01, the Company’s liquidity ratios continue to remain favorable.

      Analysis of Equity

      The Company and the Bank are subject to regulatory capital requirements administered by federal banking agencies. The following is a summary of the actual and required regulatory capital amounts and ratios at 3/31/01.

					To Be Well Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions

	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital to risk-weighted assets

Consolidated	$30,215	22.18%	$10,896	8.00%	$13,620	10.00%

Bank	26,270	19.60%	10,721	8.00%	13,401	10.00%

Tier 1 (core) capital to risk-weighted assets

Consolidated	28,888	21.21%	5,448	4.00%	8,172	6.00%

Bank	24,943	18.61%	5,361	4.00%	8,041	6.00%

Tier 1 (core) capital to average assets

Consolidated	28,888	14.43%	8,009	4.00%	10,012	5.00%

Bank	24,943	12.59%	7,925	4.00%	9,906	5.00%

      RESULTS OF OPERATIONS

      Interest and dividend income totaled $3.6 million or $269 thousand higher for the three-months ended 3/31/01 as compared to the same period in 2000. Interest expense was $1.4 million for the three months ended 3/31/01 or $212 thousand over 2000. This resulted in an increase of $57 thousand or 2.7% in net interest income for the three-month period ended 3/31/01 as compared to 3/31/00.

      Net interest rate margins were 5.07% and 5.20% for the first three months of 2001 and 2000, respectively. Interest income yields increased 21 basis points compared to interest costs, which increased 34 basis points in 2001 compared to 2000.

      The provision for loan losses was $15,000 for the three months ended 3/31/01 compared to $37,500 for the three months ended 3/31/00. Net charge-offs for the three months ended 3/31/01 were $30 thousand as compared to net recoveries of $10 thousand for the same period in 2000. Management determines the provision for loan losses based upon an analysis of the allowance for loan losses.

      Noninterest income was $251 thousand for the three months ended 3/31/01 or approximately 23.5% above the same period in 2000, due mainly to higher fee income and gains on loans sold during the first quarter of 2001.

      Noninterest expense was $1.6 million for the three months ended 3/31/01 or approximately 1.9% above the same period in 2000 due to normal salary increases and higher miscellaneous expenses.

      Net income was $626 thousand for the three months ended 3/31/01 or 9.6% above the same quarter of 2000. The increase was due primarily to higher net interest income and noninterest income, offset by higher noninterest expenses. Unrealized appreciation (depreciation) on securities available for sale was $646 thousand for the three months ended 3/31/01 compared to ($237) thousand for the three months ended 3/31/00. A general increase in the market value of debt and equity investments owned, due to improved stock and bond market levels on certain securities coupled with lower interest rates, has increased the market value of securities in the available for sale portfolio. Comprehensive income was $1.3 million for the three months ended 3/31/01 or 280.2% above the same period in 2000.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

      There have been no material changes in the quantitative and qualitative disclosures about market risks as of March 31, 2001 from that presented in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

PART II. OTHER INFORMATION

      Item 1. Legal Proceedings — None

      Item 2. Changes in Securities — None

      Item 3. Defaults Upon Senior Securities — None

      Item 4. Submission of matters to a vote of security holders – Notice of Annual Meeting of
Shareholders and proxy statement dated March 23, 2001 was previously filed with the SEC on March 22, 2001.

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

                  b. There were no reports on Form 8-K filed for the quarter ended 3/31/01.

Signatures

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

National Bancshares Corporation

Date:	May 4, 2001	/s/Charles J. Dolezal

Charles J. Dolezal, President

Date:	May 4, 2001	/s/Lawrence M. Cardinal, Jr.

Lawrence M. Cardinal, Jr., Treasurer (Principal Financial Officer)