Form 10-Q
period 2001-06-30
NATIONAL BANCSHARES CORP /OH/
filed 2001-08-10
CIK 790362

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended June 30, 2001

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

Yes __X__. No _____.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of August 1, 2001:

Common Stock, Without Par Value: 2,226,668 Shares Outstanding

National Bancshares Corporation

Index

Page
Number
Part I. Financial Information

Item 1. Financial Statements

Consolidated Balance Sheets
as of June 30, 2001 and
December 31, 2001 (Unaudited)	3

Consolidated Statements of Income
and Comprehensive Income for the
three and six months ended
June 30, 2001 and 2000
(Unaudited)	4

Consolidated Statements of Cash Flows
for the six months ended
June 30, 2001 and 2000
(Unaudited)	5

Note to Consolidated Financial
Statements (Unaudited)	6

Item 2. Management’s Discussion and Analysis
of Financial Condition and
Results of Operations	7 - 10

Item 3. Quantitative and Qualitative Disclosures About
Market Risk	10

Part II. Other Information	10

Item 1. Legal Proceedings — None
Item 2. Changes in Securities and use of proceeds — None
Item 3. Defaults Upon Senior Securities — None
Item 4. Submission of matters to a vote of
security holders
Item 5. Other Information — None
Item 6. Exhibits and Reports on Form 8-K

Signatures	11

NATIONAL BANCSHARES CORPORATION
CONSOLIDATED BALANCE SHEETS (Unaudited)
	6/30/01	12/31/00
ASSETS

Cash and due from banks	$6,728,913	$7,077,797

Federal funds sold	4,250,000	8,135,000

Total cash and cash equivalents	10,978,913	15,212,797

Interest bearing deposits with banks	1,991,679	1,989,440

Securities available for sale (at fair value)	51,322,092	20,168,513

Securities held to maturity	16,026,044	47,852,539

Fair value June 30, 2001 - $16,586,000;

December 31, 2000 - $48,518,000

Federal bank stock	1,001,400	975,800

Loans:

Commercial	47,390,795	43,635,606

Real estate mortgage	55,257,509	55,820,790

Installment	8,886,319	9,698,848

Total loans	111,534,623	109,155,244

Less: Unearned income	206,212	260,446

Allowance for loan losses	1,344,812	1,343,124

Loans, net	109,983,599	107,551,674

Accrued interest receivable	1,448,361	1,492,613

Premises and equipment	2,927,129	2,621,483

Other assets	2,627,634	2,927,847

TOTAL	$198,306,851	$200,792,706

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits

Demand	$27,154,338	$28,236,689

Savings and N.O.W.s	72,957,190	70,400,876

Time	59,349,338	63,376,020

Total deposits	159,460,866	162,013,585

Securities sold under repurchase agreements	3,052,324	3,949,485

Federal reserve note account	1,000,000	615,298

Federal Home Loan Bank advances	2,836,980	3,446,086

Accrued interest payable	731,606	840,304

Other liabilities	1,069,264	988,619

Total liabilities	168,151,040	171,853,377

SHAREHOLDERS’ EQUITY

Common stock — without par value; 6,000,000 shares

authorized; 2,289,528 shares issued	11,447,640	11,447,640

Additional paid-in capital	4,689,800	4,689,800

Retained earnings	14,893,148	14,292,805

Accumulated other comprehensive income (loss)	639,517	(127,139)

Less: Treasury shares (at cost): 62,860 and 51,384 shares as of June 30, 2001 and December 31, 2000	(1,514,294)	(1,363,777)

Total shareholders’ equity	30,155,811	28,939,329

TOTAL	$198,306,851	$200,792,706

See note to consolidated financial statements

NATIONAL BANCSHARES CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME (Unaudited)	Three months ended		Six months ended

	6/30/01	6/30/00	6/30/01	6/30/00
INTEREST AND DIVIDEND INCOME:

Loans, including fees	$2,242,458	$2,280,906	$4,628,596	$4,436,796

Federal funds sold	105,046	84,776	266,392	134,898

Securities:

Taxable	813,754	851,214	1,627,257	1,714,186

Nontaxable	259,310	286,486	523,035	573,567

Total interest and dividend income	3,420,568	3,503,382	7,045,280	6,859,447

INTEREST EXPENSE:

Deposits	1,281,672	1,141,685	2,617,142	2,235,832

Short-term borrowings	25,355	37,739	67,363	71,434

Federal Home Loan Bank advances	47,127	100,364	99,045	190,090

Total interest expense	1,354,154	1,279,788	2,783,550	2,497,356

Net interest income	2,066,414	2,223,594	4,261,730	4,362,091

PROVISION FOR LOAN LOSSES	15,000	25,000	30,000	62,500

Net interest income after provision for loan losses	2,051,414	2,198,594	4,231,730	4,299,591

NONINTEREST INCOME

Checking account fees	162,818	140,014	312,771	275,140

Gain on sale of loans	16,250	—	43,750	—

Securities gains, net	97,003	—	97,003	—

Other	73,138	66,209	146,326	134,009

Total noninterest income	349,209	206,223	599,850	409,149

NONINTEREST EXPENSE:

Salaries and employee benefits	887,688	842,092	1,751,177	1,672,896

Data processing fees	159,757	176,065	312,107	356,604

Net occupancy expense	52,342	52,823	116,147	110,749

Depreciation — furniture and fixtures	66,254	81,492	133,567	162,746

Franchise taxes	77,756	75,547	160,256	152,774

Maintenance and repairs	49,424	44,036	93,319	85,842

Other expenses	339,755	369,926	683,921	687,164

Total noninterest expense	1,632,976	1,641,981	3,250,494	3,228,775

INCOME BEFORE INCOME TAXES	767,647	762,836	1,581,086	1,479,965

Income tax expense	172,502	161,919	359,762	307,612

NET INCOME	595,145	600,917	1,221,324	1,172,353

OTHER COMPREHENSIVE INCOME:

Unrealized appreciation (depreciation) in

fair value of securities available for sale, net of tax	184,401	33,741	696,311	(203,047)

Reclassification adjustment for realized gains included in earnings, net of tax	(64,022)		(64,022)

Cumulative effect of adopting SFAS No. 133	—	—	134,368	—

COMPREHENSIVE INCOME	$715,524	$634,658	$1,987,981	$969,306

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	2,233,212	2,241,338	2,236,060	2,240,308

BASIC EARNINGS PER COMMON SHARE	$0.27	$0.27	$0.55	$0.52

DIVIDENDS DECLARED PER COMMON SHARE	$0.13	$0.12	$0.26	$0.24

See note to consolidated financial statements

NATIONAL BANCSHARES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)	Six Months Ended
	6/30/01	6/30/00
Cash Flows From Operating Activities:

Net Income	$1,221,324	$1,172,353

Adjustments to Reconcile Net Income

to Net Cash Provided by Operating Activities

Depreciation and Amortization, net of Accretion	110,037	192,494

Federal Home Loan Bank Stock Dividend	(25,600)	(22,800)

Gain on Sale of Loans	(43,750)	—

Provision for Loan Losses	30,000	62,500

Net Security Gains	(97,003)	—

Proceeds from Sale of Loans	1,598,277	—

Changes in Other Assets and Liabilities	(80,942)	(63,380)

Net Cash From Operating Activities	2,712,343	1,341,167

Cash Flows From Investing Activities:

Securities Held to Maturity

Proceeds from Maturities and Repayments	1,884,750	2,113,180

Purchases	(504,500)	(169,500)

Securities Available for Sale

Proceeds from Maturities and Repayments	12,934,612	500,000

Proceeds from Sales	134,171	—

Purchases	(12,418,244)	—

Capital Expenditures	(490,909)	(57,319)

Net Change in Loans to Customers	(4,016,452)	(6,338,691)

Net Cash From Investing Activities	(2,476,572)	(3,952,330)

Cash Flows from Financing Activities:

Net Change in Demand and Savings Accounts	1,473,963	(3,753,924)

Net Change in Time Deposits	(4,026,682)	1,871,451

Net Change in Short-Term Borrowings	(512,459)	1,383,819

Proceeds from Federal Home Loan Bank Advances	—	1,000,000

Repayments on Federal Home Loan Bank Advances	(609,106)	(570,875)

Dividends Paid	(604,468)	(671,462)

Dividends Reinvested	47,351	132,110

Purchase of Treasury Shares	(238,254)	(91,875)

Net Cash From Financing Activities	(4,469,655)	(700,756)

Net Change in Cash and Cash Equivalents	(4,233,884)	(3,311,919)

Beginning Cash and Cash Equivalents	15,212,797	17,308,351

Ending Cash and Cash Equivalents	$10,978,913	$13,996,432

Supplemental Disclosures

Cash Paid for Interest	$2,892,248	$2,427,728

Cash Paid for Income Taxes	$410,000	$250,000

Non-cash Items:

Securities Transferred from Held to Maturity to Available for Sale	$134,368	—

See note to consolidated financial statements.

National Bancshares Corporation
Note to Consolidated Financial Statements (Unaudited)

Note 1. Basis of Presentation

      The accompanying consolidated financial statements include the accounts of National Bancshares Corporation (the “Company”) and its wholly owned subsidiary, First National Bank, Orrville, Ohio (the “Bank”). All significant intercompany transactions and balances have been eliminated. The consolidated balance sheet as of June 30, 2001, the consolidated statements of income and comprehensive income for the three and six month periods ended June 30, 2001 and 2000, and the consolidated statements of cash flows for the six month periods ended June 30, 2001 and 2000 have been prepared by the Company without audit. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

      The consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q, but do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. These statements should be read in conjunction with the consolidated financial statements and footnotes in the Company’s annual report on Form 10-K for the year ended December 31, 2000. Operating results for the six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

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

      In January 2001, the Company adopted a new accounting standard, Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended by SFAS No. 137. As a result, the Company transferred securities with an amortized cost of approximately $30.5 million and a fair value of approximately $30.7 million from the held to maturity to the available for sale category to allow hedging of those securities in the future if deemed beneficial. The transfer had a positive impact on the company’s other comprehensive income and shareholders’ equity, net of taxes, of approximately $134 thousand.

      In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, “Business Combinations”. SFAS No. 141 requires all business combinations within its scope to be accounted for using the purchase method, rather than the pooling-of-interests method. The provisions of this Statement apply to all business combinations initiated after June 30, 2001. The adoption of this Statement will only impact the Company’s financial statements if it enters into a business combination.

      Also in June 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets”, which addresses the accounting for such assets arising from prior and future business combinations. Upon the adoption of this Statement, goodwill arising from business combinations will no longer be amortized, but rather will be assessed regularly for impairment, with any such impairment recognized as a reduction to earnings in the period identified. Other identified intangible assets, such as core deposit intangible assets, will continue to be amortized over their estimated useful lives. The Company is required to adopt this Statement on January 1, 2002 and early adoption is not permitted. The Company has not yet assessed the impact of this Statement on its financial statements.

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

      FINANCIAL CONDITION

      Balance Sheets

      Total assets decreased $2.5 million or 1.2% from 12/31/00. Federal funds sold decreased $3.9 million or 47.8% due to loan demand and lower deposit levels. As noted in the note to the consolidated financial statements, in January 2001 the Company transferred $30.5 million (amortized cost) of securities classified as held to maturity to available for sale. Net loans increased $2.4 million or 2.3% due to increased demand for commercial loans. Real estate mortgages decreased $.6 million mainly due to $1.6 million in mortgage loans sold during the first half of 2001.

      The carrying amounts and estimated fair values of securities are summarized as follows:

	June 30, 2001

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Available for Sale:

U.S. Government and federal agency	$18,976,101	$487,028	$6,876	$19,456,253

State and municipal	2,291,182	50,184	—	2,341,366

Corporate bond and notes	26,729,465	721,702	102,199	27,348,968

Total debt securities	47,996,748	1,258,914	109,075	49,146,587

Equity securities	2,356,379	10,500	191,374	2,175,505

Total	$50,353,127	$1,269,414	$300,449	$51,322,092

Held to Maturity:

State and municipal	$16,026,044	$559,903	$228	$16,585,719

The activity in the allowance for loan losses for the first half of 2001 was as follows:

Beginning balance	$1,343,124

Provision for loan losses	30,000

Loans charged-off	(40,123)

Recoveries	11,811

Ending balance	$1,344,812

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

      The allowance for loan losses to total loans outstanding was 1.21% and 1.23% as of June 30, 2001 and December 31, 2000, respectively. On an annualized basis, net charge-off to total average loans were .05% for the first half of 2001 and .02% for the first half of 2000. The ratio of non-performing loans to total loans was .21% ($237,040) for June 30, 2001 compared to .13% ($144,130) for December 31, 2000. Non-performing loans consist of loans that have been placed on nonaccrual status.

Impaired loans at June 30, 2001 were as follows:

Loans with no allocated allowance for loan losses	$—

Loans with allocated allowance for loan losses	13,000

Amount of the allowance for loan losses allocated	13,000

Average of impaired loans during the first half of 2001	$13,432

Interest income recognized during impairment	784

Cash-basis interest income recognized	784

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

      Total deposits decreased $2.6 million or approximately 1.6% from 12/31/00. Non-interest bearing demand accounts decreased 3.8%, savings and N.O.W. accounts increased 3.6% and time deposits decreased 6.4%. Deposit balances fluctuate based on the liquidity needs of our customers. Time deposit balances are also affected by the interest rates offered by competitors in our market area. Securities sold under repurchase agreements decreased $0.9 million from 12/31/00. The Federal Reserve note account increased $0.4 million or 62.5% and Federal Home Loan Bank advances decreased $0.6 million or 17.7%. Total shareholders’ equity increased $1.2 million or 4.2% from 12/31/00.

      Statements of Cash Flows

      Net cash provided by operating activities for the first six months of 2001 was $2.7 million compared to $1.3 million for the first six months of 2000. The increase was due primarily to the proceeds from the sale of loans. Net cash used in investing activities for the first six months of 2001 was $2.5 million, down $1.5 million from the first six months of 2000 due primarily to lower loan growth. Net cash of $4.5 million was used by financing activities primarily as a result of a decrease in time deposits. Total cash and cash equivalents decreased $4.2 million during the first six months of 2001. With total cash and cash equivalents of $11.0 million as of 6/30/01, the Company’s liquidity ratios continue to remain favorable.

      Analysis of Equity

      The Company and the Bank are subject to regulatory capital requirements administered by federal banking agencies. The following is a summary of the actual and required regulatory capital amounts and ratios at 6/30/01.

					To Be Well Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions

	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital to risk-

weighted assets

Consolidated	$30,432	22.16%	$10,985	8.00%	$13,731	10.00%

Bank	26,806	19.85%	10,806	8.00%	13,508	10.00%

Tier 1 (core) capital to

risk-weighted assets

Consolidated	29,087	21.18%	5,493	4.00%	8,239	6.00%

Bank	25,461	18.85%	5,403	4.00%	8,105	6.00%

Tier 1 (core) capital to

average assets

Consolidated	29,087	14.54%	8,003	4.00%	10,003	5.00%

Bank	25,461	12.86%	7,917	4.00%	9,896	5.00%

      RESULTS OF OPERATIONS

      Interest income totaled $3.4 million or $83 thousand lower for the three-months ended 6/30/01 as compared to the same period in 2000. Interest expense was $1.4 million for the three months ended 6/30/01 or $74 thousand higher than 2000. This resulted in a decrease of $157 thousand or 7.1% in net interest income for the three-month period ended 6/30/01 as compared to 6/30/00. The six months results for the periods ended 6/30/01 and 6/30/00 were an increase in interest income of $186 thousand and an increase in interest expense of $286 thousand. This resulted in a net interest income decrease of $100 thousand or 2.3% for the six months ended 6/30/01 compared to 6/30/00.

      Net interest rate margins were 4.91% and 5.25% for the first six months of 2001 and 2000, respectively. Interest income yields decreased 13 basis points as compared to interest costs, which increased 21 basis points in 2001 compared to 2000.

      Provision for loan losses was $15,000 for the three months ended 6/30/01 compared to $25,000 for the same period in 2000. The provision for loan losses was $30,000 and $62,500 for the six months ended 6/30/01 and 6/30/00. Net charge offs for the six months ended 6/30/01 were $28 thousand as compared to $9 thousand for the same period in 2000. Management determines the provision for loan losses based upon an analysis of the allowance for loan losses.

      Noninterest income was $349 thousand for the three months ended 6/30/01 or approximately 69.3% above the same period in 2000. Noninterest income was $600 thousand for the six months ended 6/30/01 or approximately 46.6% above the same period in 2000, due mainly to gains on loans sold and security gains.

      Noninterest expense was $1.6 million for the three months ended 6/30/01 or approximately 0.5% below the same period in 2000. Year to date noninterest expense for 2001 was $3.3 million or 0.7% above the same period in 2000, due mainly to normal salary increases and higher employee benefit costs offset by lower data processing fees.

      Net income was $595 thousand for the three months ended 6/30/01 or 1.0% below the same quarter of 2000. Net income was approximately $1.2 million for the six months ended 6/30/01 or 4.2% above the first six months of 2000. The increase was due primarily to gains on sale of loans and security gains.

      Unrealized appreciation on securities available for sale was $184 thousand for the three months ended 6/30/01 compared to $34 thousand for the three months ended 6/30/00. Year to date unrealized appreciation (depreciation) was $696 thousand compared to ($203) thousand for the same period last year. A general increase in the market value of debt and equity investments owned, due to improved stock and bond market levels on certain securities coupled with lower interest rates, has increased the market value of securities in the available for sale portfolio. Comprehensive income was $715 thousand for the three months ended 6/30/01 or 12.7% above the same period in 2000. Comprehensive income was $2.0 million for the six months ended 6/30/01 or 105.1% above the first half of 2000.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

      There have been no material changes in the quantitative and qualitative disclosures about market risks as of June 30, 2001 from that presented in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

PART II. OTHER INFORMATION

      Item 1. Legal Proceedings — None

      Item 2. Changes in Securities and use of proceeds — None

      Item 3. Defaults Upon Senior Securities — None

      Item 4. Submission of matters to a vote of security holders – The Company held its Annual Shareholders’ Meeting on April 26, 2001, for the purpose of electing three directors. Shareholders received proxy materials containing the information required by this item. Results of shareholder voting was as follows:

Election of Directors:	Sara Balzarini	Steve Schmid	Albert W. Yeagley

For	1,725,171	1,725,171	1,713,159

Against	—	—	—

Withheld	5,538	5,538	17,550

Shares not voted by Brokers	18,294	18,294	18,294

      The following directors continued their terms of office after the 2001 Annual Shareholders’ meeting: Charles J. Dolezal, John W. Kropf, James F. Woolley, Bobbi E. Douglas, John E. Sprunger and Howard J. Wenger.

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

b. There were no reports on Form 8-K filed for the quarter ended 6/30/01.

Signatures

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

National Bancshares Corporation

Date:	August 10, 2001	/s/Charles J. Dolezal

Charles J. Dolezal, President

Date:	August 10, 2001	/s/Lawrence M. Cardinal, Jr.

Lawrence M. Cardinal, Jr., Treasurer

(Principal Financial Officer)