Form 10-Q
period 2001-09-30
NATIONAL BANCSHARES CORP /OH/
filed 2001-11-13
CIK 790362

Part 1. Financial Information
PART II. OTHER INFORMATION
Signatures

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended September 30, 2001

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

Yes      X     .   No            .

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of November 1, 2001:

Common Stock, Without Par Value: 2,220,193 Shares Outstanding

National Bancshares Corporation

Index

Page
Number

Part I. Financial Information

Item 1. Financial Statements

Consolidated Balance Sheets as of September 30, 2001 and December 31, 2000 (Unaudited)	3

Consolidated Statements of Income and Comprehensive Income for the three and nine months ended September 30, 2001 and 2000 (Unaudited)	4

Consolidated Statements of Cash Flows for the nine months ended September 30, 2001 and 2000 (Unaudited)	5

Note to Consolidated Financial Statements (Unaudited)	6–7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	7–11

Item 3. Quantitative and Qualitative Disclosures About Market Risk	11

Part II. Other Information	11

Item 1. Legal Proceedings — None

Item 2. Changes in Securities and use of proceeds — None

Item 3. Defaults Upon Senior Securities — None

Item 4. Submission of matters to a vote of security holders — None

Item 5. Other Information — None

Item 6. Exhibits and Reports on Form 8-K

Signatures	12

Part 1. Financial Information

NATIONAL BANCSHARES CORPORATION
CONSOLIDATED BALANCE SHEETS (Unaudited)

	9/30/01	12/31/00
ASSETS
Cash and due from banks	$6,523,749	$7,077,797
Federal funds sold	6,880,000	8,135,000

Total cash and cash equivalents	13,403,749	15,212,797
Interest bearing deposits with banks	1,992,603	1,989,440
Securities available for sale (at fair value)	47,516,673	20,168,513
Securities held to maturity	15,566,913	47,852,539
Fair value September 30, 2001 - $16,241,000; December 31, 2000 - $48,518,000
Federal bank stock	1,014,400	975,800
Loans:
Commercial	49,486,638	43,635,606
Real estate mortgage	57,688,530	55,820,790
Installment	8,211,220	9,698,848

Total loans	115,386,388	109,155,244
Less: Unearned income	194,681	260,446
Allowance for loan losses	1,326,619	1,343,124

Loans, net	113,865,088	107,551,674
Accrued interest receivable	1,569,976	1,492,613
Premises and equipment	2,884,208	2,621,483
Other assets	2,518,198	2,927,847

TOTAL	$200,331,808	$200,792,706

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Demand	$26,041,326	$28,236,689
Savings and N.O.W.s	75,250,903	70,400,876
Time	58,254,092	63,376,020

Total deposits	159,546,321	162,013,585
Securities sold under repurchase agreements	4,466,492	3,949,485
Federal reserve note account	1,000,000	615,298
Federal Home Loan Bank advances	2,524,943	3,446,086
Accrued interest payable	585,953	840,304
Other liabilities	1,412,542	988,619

Total liabilities	169,536,251	171,853,377

SHAREHOLDERS’ EQUITY
Common stock — without par value; 6,000,000 shares authorized; 2,289,528 shares issued	11,447,640	11,447,640
Additional paid-in capital	4,689,800	4,689,800
Retained earnings	15,231,270	14,292,805
Accumulated other comprehensive income (loss)	941,141	(127,139)
Less: Treasury shares (at cost): 62,860 and 51,384 shares as of September 30, 2001 and December 31, 2000	(1,514,294)	(1,363,777)

Total shareholders’ equity	30,795,557	28,939,329

TOTAL	$200,331,808	$200,792,706

See note to consolidated financial statements

NATIONAL BANCSHARES CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME (Unaudited)

	Three months ended		Nine months ended

	9/30/01	9/30/00	9/30/01	9/30/00
INTEREST AND DIVIDEND INCOME:
Loans, including fees	$2,277,570	$2,417,809	$6,906,166	$6,854,605
Federal funds sold	53,482	110,196	319,874	245,094
Securities:
Taxable	780,674	837,514	2,407,931	2,551,700
Nontaxable	244,334	293,076	767,369	866,643

Total interest and dividend income	3,356,060	3,658,595	10,401,340	10,518,042

INTEREST EXPENSE:
Deposits	1,132,233	1,323,702	3,749,375	3,559,534
Short-term borrowings	21,437	50,996	88,800	122,430
Federal Home Loan Bank advances	42,255	83,293	141,300	273,383

Total interest expense	1,195,925	1,457,991	3,979,475	3,955,347

Net interest income	2,160,135	2,200,604	6,421,865	6,562,695
PROVISION FOR LOAN LOSSES	10,000	—	40,000	62,500

Net interest income after provision for loan losses	2,150,135	2,200,604	6,381,865	6,500,195

NONINTEREST INCOME
Checking account fees	172,162	139,000	484,933	414,140
Gain on sale of loans	—	—	43,750	—
Securities gains, net	—	—	97,003	—
Other	104,708	80,278	251,034	214,287

Total noninterest income	276,870	219,278	876,720	628,427

NONINTEREST EXPENSE:
Salaries and employee benefits	887,411	840,267	2,638,588	2,513,163
Data processing fees	156,352	150,496	468,459	507,100
Net occupancy expense	50,479	52,382	166,626	163,131
Depreciation — furniture and fixtures	56,067	76,621	189,634	239,367
Franchise taxes	79,224	74,695	239,480	227,469
Maintenance and repairs	53,519	45,237	146,838	131,079
Other expenses	321,333	328,551	1,005,254	1,015,715

Total noninterest expense	1,604,385	1,568,249	4,854,879	4,797,024

INCOME BEFORE INCOME TAXES	822,620	851,633	2,403,706	2,331,598
Income tax expense	195,031	190,842	554,793	498,454

NET INCOME	627,589	660,791	1,848,913	1,833,144

OTHER COMPREHENSIVE INCOME:
Unrealized appreciation in fair value of securities available for sale, net of tax	301,624	368,537	997,935	165,490
Reclassification adjustment for realized gains included in earnings, net of tax	—	—	(64,022)	—
Cumulative effect of adopting SFAS No. 133	—	—	134,368	—

COMPREHENSIVE INCOME	$929,213	$1,029,328	$2,917,194	$1,998,634

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	2,226,668	2,240,676	2,232,895	2,240,432

BASIC EARNINGS PER COMMON SHARE	$0.28	$0.29	$0.83	$0.82

DIVIDENDS DECLARED PER COMMON SHARE	$0.13	$0.12	$0.39	$0.36

See note to consolidated financial statements

NATIONAL BANCSHARES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended

	9/30/01	9/30/00
Cash Flows From Operating Activities:
Net Income	$1,848,913	$1,833,144
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities
Depreciation and Amortization, net of Accretion	135,609	282,726
Federal Home Loan Bank Stock Dividend	(38,600)	(35,000)
Gain on Sale of Loans	(43,750)	—
Provision for Loan Losses	40,000	62,500
Net Security Gains	(97,003)	—
Proceeds from sale of loans	1,598,277	—
Changes in Other Assets and Liabilities	(64,019)	(173,294)

Net Cash From Operating Activities	3,379,427	1,970,076

Cash Flows From Investing Activities:
Securities Held to Maturity
Proceeds from Maturities and Repayments	2,343,750	3,226,330
Purchases	(504,500)	(3,410,530)
Securities Available for Sale
Proceeds from Maturities and Repayments	17,263,912	800,000
Proceeds from Sales	134,171	—
Purchases	(12,418,244)	(506,425)
Capital Expenditures	(528,087)	(84,053)
Net Change in Loans to Customers	(7,907,941)	(10,545,004)

Net Cash From Investing Activities	(1,616,939)	(10,519,682)

Cash Flows from Financing Activities:
Net Change in Demand and Savings Accounts	2,654,664	(7,606,465)
Net Change in Time Deposits	(5,121,928)	9,542,456
Net Change in Short-Term Borrowings	901,709	2,363,032
Proceeds from Federal Home Loan Bank Advances	—	1,000,000
Repayments on Federal Home Loan Bank Advances	(921,143)	(2,863,326)
Dividends Paid	(893,935)	(940,033)
Dividends Reinvested	47,351	189,166
Purchase of Treasury Shares	(238,254)	(91,875)

Net Cash From Financing Activities	(3,571,536)	1,592,955

Net Change in Cash and Cash Equivalents	(1,809,048)	(6,956,651)

Beginning Cash and Cash Equivalents	15,212,797	17,308,351

Ending Cash and Cash Equivalents	$13,403,749	$10,351,700

Supplemental Disclosures
Cash Paid for Interest	$4,233,826	$3,705,716
Cash Paid for Income Taxes	$570,000	$425,000
Non-cash Items:
Securities Transferred from Held to Maturity to Available for Sale	$30,661,985	—

See note to consolidated financial statements.

National Bancshares Corporation
Note to Consolidated Financial Statements (Unaudited)

Note 1. Basis of Presentation

     The accompanying consolidated financial statements include the accounts of National Bancshares Corporation (the “Company”) and its wholly owned subsidiary, First National Bank, Orrville, Ohio (the “Bank”). All significant intercompany transactions and balances have been eliminated. The consolidated balance sheet as of September 30, 2001, the consolidated statements of income and comprehensive income for the three and nine month periods ended September 30, 2001 and 2000, and the consolidated statements of cash flows for the nine month periods ended September 30, 2001 and 2000 have been prepared by the Company without audit. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

     The consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q, but do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These statements should be read in conjunction with the consolidated financial statements and footnotes in the Company’s annual report on Form 10-K for the year ended December 31, 2000. Operating results for the nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

     To prepare financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and future results could differ. The allowance for loan losses, fair values of financial instruments and fair values of certain securities are particularly subject to change.

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

     In January 2001, the Company adopted a new accounting standard, Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended by SFAS No. 137 and 138. As a result, the Company transferred securities with an amortized cost of approximately $30.5 million and a fair value of approximately $30.7 million from the held to maturity to the available for sale category to allow hedging of those securities in the future if deemed beneficial. The transfer had a positive impact on the company’s other comprehensive income and shareholders’ equity, net of taxes, of approximately $134 thousand.

     In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, “Business Combinations”. SFAS No. 141 requires all business combinations within its scope to be accounted for using the purchase method, rather than the pooling-of-interests method. The provisions of this Statement apply to all business combinations initiated after June 30, 2001. The Company will follow the provisions of this pronouncement in its acquisition discussed below.

     On October 2, 2001, the Company entered into an Agreement and Plan of Merger to acquire Peoples Financial Corporation, located in Massillon, Ohio. Under the terms of the agreement, the Company will pay $12.25 in cash for each of the 1,234,085 outstanding shares of Peoples Financial. The aggregate transaction value will be approximately $15.1 million. The merger is expected to be consummated in the first quarter of 2002, pending approval by Peoples’ shareholders, regulatory approval and other customary conditions of closing. The merger will be accounted for as a purchase.

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

     FINANCIAL CONDITION

     Balance Sheets

     Total assets decreased $0.5 million or 0.2% from 12/31/00. Federal funds sold decreased $1.3 million or 15.4% due to loan demand and lower deposit levels. As noted in the note to the consolidated financial statements, in January 2001 the Company transferred $30.5 million (amortized cost) of securities classified as held to maturity to available for sale. Total securities declined $4.9 million or 7.3% from 12/31/00 to support loan demand. Net loans increased $6.3 million or 5.9% mainly due to increased demand for commercial loans. Commercial loans increased $5.9 million or 13.4% and real estate mortgages increased $1.9 million or 3.3%, which was net of $1.6 million in mortgage loans sold during the first half of 2001. Premises and equipment increased $0.3 million or 10.0% due mainly to the purchase of property in Wooster, Ohio for possible future branch expansion.

     The carrying amounts and estimated fair values of securities are summarized as follows:

	September 30, 2001

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Available for Sale:

U.S. Government and federal agency	$16,008,430	$710,027	$3,523	$16,714,934
State and municipal	2,288,337	83,832	—	2,372,169
Corporate bond and notes	25,437,555	1,078,662	109,695	26,406,522

Total debt securities	43,734,322	1,872,521	113,218	45,493,625
Equity securities	2,356,379	91,499	424,830	2,023,048

Total	$46,090,701	$1,964,020	$538,048	$47,516,673

Held to Maturity:

State and municipal	$15,566,913	$673,945	—	$16,240,858

	December 31, 2000

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Available for Sale:

U.S. Government and federal agency	$4,967,267	$68,045	$5,000	$5,030,312
State and municipal	2,296,630	44,381	444	2,340,567
Corporate bond and notes	10,816,204	169,842	80,474	10,905,572

Total debt securities	18,080,101	282,268	85,918	18,276,451
Equity securities	2,281,047	131,500	520,485	1,892,062

Total	$20,361,148	$413,768	$606,403	$20,168,513

Held to Maturity:

U.S. Government and federal agency	$19,759,810	$279,398	$35,597	$20,003,611
State and municipal	17,394,142	476,061	13,897	17,856,306
Corporate bond and notes	10,698,587	56,035	96,248	10,658,374

Total	$47,852,539	$811,494	$145,742	$48,518,291

The activity in the allowance for loan losses for the first nine months of 2001 and 2000 was as follows:

	2001	2000

Beginning balance	$1,343,124	$1,308,630
Provision for loan losses	40,000	62,500
Loans charged-off	(72,209)	(35,258)
Recoveries	15,704	21,157

Ending balance	$1,326,619	$1,357,029

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

     The allowance for loan losses to total loans outstanding was 1.15% and 1.23% as of September 30, 2001 and December 31, 2000, respectively. On an annualized basis, net charge-offs to total average loans were .07% for the first nine months of 2001 and .02% for the first nine months of 2000. The ratio of non-performing loans to total loans was .44% ($510,735) for September 30, 2001 compared to .13% ($144,130) for December 31, 2000. Non-performing loans consist of loans that have been placed on nonaccrual status.

Impaired loans at September 30, 2001 and December 31, 2000 were as follows:

	9/30/01	12/31/00

Loans with no allocated allowance for loan losses	—	—
Loans with allocated allowance for loan losses	$77,749	$14,863
Amount of the allowance for loan losses allocated	22,750	14,863

	9/30/01	9/30/00

Average of impaired loans during the first nine months of 2001 and 2000	$20,038	$23,171
Interest income recognized during impairment	1,074	3,808
Cash-basis interest income recognized	1,074	3,808

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

     Total deposits decreased $2.5 million or approximately 1.5% from 12/31/00. Non-interest bearing demand accounts decreased 7.8%, savings and N.O.W. accounts increased 6.9% and time deposits decreased 8.1%. Deposit balances fluctuate based on the liquidity needs of our customers. Time deposit balances are also affected by the interest rates offered by competitors in our market area. With interest rates declining during 2001, funds have shifted from our time deposits into our saving products. Securities sold under repurchase agreements increased $0.5 million from 12/31/00. The Federal Reserve note account increased $0.4 million or 62.5% and Federal Home Loan Bank advances decreased $0.9 million or 26.7%. Other liabilities increased $0.4 million or 42.9% due mainly to an increase in deferred income taxes. Total shareholders’ equity increased $1.9 million or 6.4% from 12/31/00.

     Statements of Cash Flows

     Net cash provided by operating activities for the first nine months of 2001 was $3.4 million compared to $2.0 million for the first nine months of 2000. The increase was due primarily to the proceeds from the sale of loans. Net cash used in investing activities for the first nine months of 2001 was $1.6 million, down $8.9 million from the first nine months of 2000 due primarily to securities maturing or being called, and lower loan growth. With lower interest rates in 2001, $14.2 million in securities were called during the first nine months. Net cash of $3.6 million was used by financing activities primarily as a result of a decrease in time deposits. Total cash and cash equivalents decreased $1.8 million during the first nine months of 2001. With total cash and cash equivalents of $13.4 million as of 9/30/01, the Company’s liquidity ratios continue to remain favorable.

     Analysis of Equity

     The Company and the Bank are subject to regulatory capital requirements administered by federal banking agencies. The following is a summary of the actual and required regulatory capital amounts and ratios at 9/30/01.

					To Be Well Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions

	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital to risk- weighted assets Consolidated	$30,664	22.39%	$10,958	8.00%	$13,698	10.00%
Bank	27,425	20.37%	10,770	8.00%	13,462	10.00%
Tier 1 (core) capital to risk- weighted assets Consolidated	29,337	21.42%	5,479	4.00%	8,219	6.00%
Bank	26,098	19.39%	5,385	4.00%	8,077	6.00%
Tier 1 (core) capital to average assets Consolidated	29,337	14.78%	7,940	4.00%	9,925	5.00%
Bank	26,098	13.29%	7,856	4.00%	9,820	5.00%

     RESULTS OF OPERATIONS

     Interest income totaled $3.4 million or $302 thousand lower for the three-months ended 9/30/01 as compared to the same period in 2000. Interest expense was $1.2 million for the three months ended 9/30/01 or $262 thousand lower than 2000. This resulted in a decrease of $40 thousand or 1.8% in net interest income for the three-month period ended 9/30/01 as compared to 9/30/00. The nine months results for the periods ended 9/30/01 and 9/30/00 were a decrease in interest income of $117 thousand and an increase in interest expense of $24 thousand. This resulted in a net interest income decrease of $141 thousand or 2.1% for the nine months ended 9/30/01 compared to 9/30/00. Loan growth during 2001 was offset by lower interest rates, as year-to-date interest and fees on loans increased only 0.8%. Year-to-date interest expense on deposits increased 5.3% due to offering a premium rate on certificate of deposit specials to attract deposits.

     Net interest rate margins were 4.91% and 5.17% for the first nine months of 2001 and 2000, respectively. Interest income yields decreased 32 basis points as compared to interest costs, which decreased 6 basis points in 2001 compared to 2000.

     Provision for loan losses was $10,000 for the three months ended 9/30/01 compared to no provision for the same period in 2000. The provision for loan losses was $40,000 and $62,500 for the nine months ended 9/30/01 and 9/30/00. Net charge offs for the nine months ended 9/30/01 were $57 thousand as compared to $14 thousand for the same period in 2000.

     Each quarter, management reviews the adequacy of the allowance for loan losses by reviewing the overall risk profile of the Company’s loan portfolio, by reviewing specific problem credits and assessing the incurred losses based on expected cash flows or collateral values, by reviewing trends in problem loan levels, by updating loss history for the Company’s loans and comparing to the overall banking industry, and by analyzing economic trends that are believed to impact the Company’s borrowers.

     For the third quarter of 2001, management reviewed all of these factors and did not find any additional significant risks or losses that had not been previously identified and reflected in the allowance for loan losses. For this reason, management determined that the $10 thousand provision provided in the third quarter was adequate.

     Noninterest income was $277 thousand for the three months ended 9/30/01 or approximately 26.3% above the same period in 2000. Noninterest income was $877 thousand for the nine months ended 9/30/01 or approximately 39.5% above the same period in 2000, due mainly to gains on loans sold and security gains.

     Noninterest expense was $1.6 million for the three months ended 9/30/01 or approximately 2.3% above the same period in 2000. Year to date noninterest expense for 2001 was $4.9 million or 1.2% above the same period in 2000, due mainly to normal salary increases and higher employee benefit costs.

     Net income was $628 thousand for the three months ended 9/30/01 or 5.0% below the same quarter of 2000. Net income was approximately $1.8 million for the nine months ended 9/30/01 or 0.9% above the first nine months of 2000. The increase was due primarily to gains on sale of loans and security gains.

     Unrealized appreciation on securities available for sale was $302 thousand for the three months ended 9/30/01 compared to $369 thousand for the three months ended 9/30/00. Year to date unrealized appreciation was $998 thousand compared to $165 thousand for the same period last year. A general increase in the market value of debt and equity investments owned, due to improved stock and bond market levels on certain securities coupled with lower interest rates, has increased the market value of securities in the available for sale portfolio. Comprehensive income was $929 thousand for the three months ended 9/30/01 or 9.7% below the same period in 2000. Comprehensive income was $2.9 million for the nine months ended 9/30/01 or 46.0% above the first nine months of 2000.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     There have been no material changes in the quantitative and qualitative disclosures about market risks as of September 30, 2001 from that presented in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings — None
Item 2.	Changes in Securities and use of proceeds — None
Item 3.	Defaults Upon Senior Securities — None
Item 4.	Submission of matters to a vote of security holders – None
Item 5.	Other Information — None
Item 6.	Exhibits and Reports on Form 8-K a. Exhibits

Exhibit No.		If incorporated by Reference,
Under Reg.		Documents with Which Exhibit
S-K, Item 601	Description of Exhibits	Was Previously Filed with SEC

(10)	Contracts	Notice of Agreement and Plan of Merger, dated October 2, 2001, filed on Form 8-K with the SEC on October 3, 2001
(11)	Computation of Earnings per Share	See Consolidated Statements of Income and Comprehensive Income, Page 4

No other exhibits are required to be filed herewith pursuant to Item 601 of Regulation S-K.

b. There were no reports on Form 8-K filed for the quarter ended 9/30/01.

Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

National Bancshares Corporation

Date:	November 6, 2001	/s/Charles J. Dolezal Charles J. Dolezal, President

Date:	November 6, 2001	/s/Lawrence M. Cardinal, Jr. Lawrence M. Cardinal, Jr., Treasurer (Principal Financial Officer)