Form 10-K405
period 2001-12-31
NATIONAL BANCSHARES CORP /OH/
filed 2002-03-22
CIK 790362

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended Dec. 31, 2001
Commission File Number 0-14773

NATIONAL BANCSHARES CORPORATION

Ohio State of incorporation	34-1518564 I.R.S. Employer Identification No.

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.      X

State the aggregate market value of the voting stock held by non-affiliates of the registrant as of March 1, 2002: $33,204,292.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of March 1, 2002.

Common Stock, No Par Value: 2,224,306

Documents Incorporated by Reference:

–     Portions of the registrant’s Proxy Statement dated March 22, 2002 and previously filed March 21, 2002, are incorporated by reference into Part III.
–     Portions of the registrant’s Annual Report to Shareholders, December 31, 2001 are incorporated by reference in Parts I, II, IV.

Form 10-K Cross Reference Index		Page

Part I
Item 1 — Business
	Description of Business	4
	Financial Ratios — Note 1	A23
	Daily Average Balance Sheets, Interest and Rates — Note 1	A22
	Volume and Rate Variance Analysis	6
	Investment Portfolio	7
	Loan Portfolio	8
	Summary of Loan Loss Experience	9
	Deposits	10
	Item 2 — Properties	5
	Item 3 — Legal Proceedings	5
Item 4 — Submission of Matters to a Vote of Security Holders — None
Part II
	Item 5 — Market for the Registrant’s Common Equity and Related Stockholder Matters — Note 1 Number of shareholders of common stock	A9 5
	Item 6 — Selected Financial Data — Note 1	A23
	Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operation — Note 1 - Liquidity Management	A4-8 5
	Item 7A — Quantitative and Qualitative Disclosures About Market Risk (See Asset and Liability Management) — Note 1	A7-8
	Item 8 — Financial Statements — Note 1	A10-21
Item 9 — Changes in and Disagreements with Accountants on Accounting and Financial Disclosure — None
Part III
	Item 10 — Directors of the Registrant — Note 2 Executive Officers of the Registrant	B3 5-6
	Item 11 — Executive Compensation — Note 2	B6
	Item 12 — Security Ownership of Certain Beneficial Owners and Management — Note 2	B3
	Item 13 — Certain Relationships and Related Transactions — Note 2	B9
Part IV
Item 14 — Exhibits, Financial Statement Schedules and Reports on Form 8-K
	Report of Crowe, Chizek and Company LLP, Independent Auditors — Note 1	A21
Financial Statements: — Note 1
	Consolidated Balance Sheets as of December 31, 2001 and 2000	A10
	Consolidated Statements of Income for the Years Ended December 31, 2001, 2000 and 1999	A11
	Consolidated Statements of Cash Flows for the Years Ended December 31, 2001, 2000 and 1999	A13
	Consolidated Statements of Changes in Shareholders’ Equity for the Years Ended December 31, 2001, 2000 and 1999	A12
	Notes to Financial Statements — Note 1	A14-21
Reports on Form 8-K filed in fourth quarter of 2001: None
	Exhibit Table	13
Signatures		11-12
Appendix A — National Bancshares 2001 Annual Report to Shareholders		A

Note 1 —	Incorporated by reference from the registrant’s Annual Report to Shareholders for the year ended December 31, 2001 — Appendix A

Note 2 —	Incorporated by reference from the registrant’s proxy statement dated March 22, 2002 previously filed with the SEC on March 21, 2002

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

Management estimates the allowance for loan loss balance required using past loss experience, risks in the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors.

The Bank is a member of the Federal Reserve System and its deposits are insured by the Federal Deposit Insurance Corporation. It is subject to supervision, examination and regulation by the Comptroller of the Currency. The Company is also subject to supervision, examination and regulation by the Federal Reserve System. Management is not currently aware of any regulatory recommendations which, if they were to be implemented, would have a material effect on the registrant.

On November 12, 1999, President Clinton signed into law the Gramm-Leach-Bliley Act, which, effective March 11, 2000, permits bank holding companies to become financial holding companies and thereby affiliate with securities firms and insurance companies, and engage in other activities that are financial in nature. A bank holding company may become a financial holding company if each of its subsidiary banks is well capitalized under regulatory prompt corrective action provisions, is well managed, and has at least a satisfactory rating under the Community Reinvestment Act (CRA) by filing a declaration that the bank holding company wishes to become a financial holding company. No regulatory approval will be required for a financial holding company to acquire a company, other than a bank or savings association, engaged in activities that are financial in nature or incidental to activities that are financial in nature, as determined by the Federal Reserve Board.

The Gramm-Leach-Bliley Act defines “financial in nature” to include securities underwriting, dealing and market making; sponsoring mutual funds and investment companies; insurance underwriting and agency; merchant banking activities; and activities that the Board has determined to be closely related to banking. Subsidiary banks of a financial holding company must continue to be well capitalized and well managed in order to continue to engage in activities that are financial in nature without regulatory actions or restrictions, which could include divestiture of the financial in nature subsidiary or subsidiaries. In addition, a financial holding company or a bank may not acquire a company that is engaged in activities that are financial in nature unless each of the subsidiary banks of the financial holding company or the bank has a CRA rating of satisfactory or better. The Company is not a financial holding company.

Item 2 — Properties:
The headquarters of the Company and the Bank are located in Orrville, Ohio. The Bank has a total of eleven banking office buildings which are located in Orrville, Dalton, Kidron, Smithville, Mt. Eaton, Apple Creek, Lodi, Wooster and Seville, Ohio. All buildings are owned by the Bank with the exception of the Seville Office which is a leased facility.

Item 3 — Legal Proceedings
There were no legal proceedings during 2001, other than ordinary routine litigation which was incidental to business and which was not material.

Item 5 — Number of shareholders of common stock
The Company had 987 shareholders of common stock as of March 13, 2002. Price ranges of the Company’s common stock for 2001 and 2000 are reported in the Annual Report to Shareholders (Appendix A, Page 9). A local broker that deals in the Company’s stock supplied the stock prices.

Item 7 — Liquidity Management
Additional information regarding liquidity can be found in the Annual Report to Shareholders, (Appendix A, Page 6). Effective liquidity management ensures the cash flow requirements of depositors and borrowers, as well as the operating cash needs of the Corporation, are met.

Funds are available from a number of sources, including the securities portfolio, the core deposit base, the ability to acquire large deposits, short-term funding arrangements with correspondent banks and the Federal Home Loan Bank, and the capability to package loans for sale. On December 31, 2001, the Corporation had $2.2 million in advances from the Federal Home Loan Bank. No borrowings have occurred under the short-term funding arrangements with correspondent banks.

The Corporation’s major source of funding to meet its liquidity requirements is dividends and return of investment from its subsidiary, First National Bank. Information regarding dividends paid by the Bank to the Corporation and dividend restrictions is located in the consolidated financial statements and note 11,of the Annual Report to Shareholders. As discussed in note 17 of the Annual Report to Shareholders, the Corporation has a pending acquisition, valued at $15.1 million that is expected to close in the second quarter of 2002. To facilitate the funding of the acquisition, the Corporation has received approval from the regulators of a special dividend from the Bank to the Corporation.

Item 10 — Executive Officers
The Executive Officers of the Company are as follows:

Name	Age	Position
Charles J. Dolezal	48	President President of First National Bank

Kenneth R. VanSickle	54	Senior V.P., Secretary Senior V.P., Chief Loan Officer of First National Bank

Lawrence M. Cardinal, Jr.	50	Vice President, Treasurer Vice President & Controller of First National Bank

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

	2001 versus 2000			2000 versus 1999
	Increase (Decreases)			Increase (Decreases)
	Due to Changes In			Due to Changes In

			Net			Net
(Dollars in thousands)	Volume	Rate	Change	Volume	Rate	Change

Interest Income
Investment securities:
Taxable	$(130)	$(128)	$(258)	$(37)	$7	$(30)
Nontaxable	(206)	(40)	(246)	(76)	5	(71)
(tax equivalent basis)*
Federal funds sold	187	(181)	6	(219)	79	(140)
Interest bearing deposits				53	1	54
Loans (including Nonaccrual loans)	492	(735)	(243)	631	364	995

Total interest Income (tax equivalent basis)*	$343	$(1,084)	$(741)	$352	$456	$808

Interest Expense
Deposits
Interest bearing checking	$(13)	$(90)	$(103)	$(17)	$(21)	$(38)
Savings	73	(26)	47	(60)	2	(58)
Time, $100,000 and over	(70)	(111)	(181)	(63)	218	155
Time, other	73	(57)	16	213	155	368
Other borrowed funds	(102)	(133)	(235)	101	133	234

Total interest expense	$(39)	$(417)	$(456)	$174	$487	$661

Changes in net Interest income (tax
equivalent basis)*	$382	$(667)	$(285)	$178	$(31)	$147

*	Tax equivalence based on highest statutory tax rates of 34%.

INVESTMENT PORTFOLIO

The carrying amounts and distribution of the Company’s securities held at year-end 2001 and 2000 are summarized in the Annual Report to Shareholders (Appendix A, Page 16, Note 2). The carrying amount, maturities and approximate weighted average yields (on a tax equivalent basis) of debt securities at December 31, 2001 and the carrying amounts and fair values as of December 31, 1999 are as follows:

INVESTMENT PORTFOLIO
December 31, 2001
(Dollars in thousands)

	Total		0 to 1 Year		1 to 5 Years		5 to 10 Years		Over 10 years

	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

Available for Sale:
U.S. Government and federal agency	$16,568	6.7%	$2,020	6.2%	$4,025	6.7%	$9,296	6.7%	$1,227	7.0%
State & political Subdivisions	2,341	7.8%							2,341	7.8%
Other securities	26,327	6.7%	2,635	6.3%	13,718	6.7%	9,169	6.9%	805	6.9%

Total	$45,236	6.8%	$4,655	6.3%	$17,743	6.7%	$18,465	6.8%	$4,373	7.4%

Held to Maturity:
State & political Subdivisions	$13,334	8.3%	$1,629	7.6%	$3,971	9.2%	$2,793	8.2%	$4,941	7.9%

There was no single issuer of securities where the total book value of such securities exceeded 10% of shareholders’ equity except for US government and agency obligations in any periods presented.

		December 31, 1999

		Gross	Gross
(Dollars in thousands)	Carrying	Unrealized	Unrealized	Fair
	Value	Gains	Losses	Value

Available for Sale:
U.S. Government and federal agency	$6,964		$(164)	$6,800
State and municipal	2,805	$26	(105)	2,726
Corporate bond and notes	8,586	1	(243)	8,344

Total debt securities	18,355	27	(512)	17,870
Equity securities	2,281	20	(633)	1,668

Total	$20,636	$47	$(1,145)	$19,538

Held to Maturity:
U.S. Government and federal agency	$19,327	$134	$(579)	$18,882
State and municipal	17,774	392	(230)	17,936
Mortgage-backed	927	21	(4)	944
Corporate bond and notes	12,648	25	(299)	12,374

Total	$50,676	$572	$(1,112)	$50,136

LOAN PORTFOLIO
The detail of the loan portfolio balances for year-end 2001 and 2000 is included in the Annual Report to Shareholders (Appendix A, Page 16, Note 3). The detail of the loan portfolio balances for year-end 1999, 1998 and 1997 is as follows:

(Dollars in thousands)	1999	1998	1997

Collateralized by real estate:
Commercial	$25,031	$25,173	$22,935
Residential	39,207	33,045	29,173
Home equity	6,334	5,284	2,537
Construction	1,225	1,212	1,918

	71,797	64,714	56,563
Consumer	7,847	8,843	8,642
Commercial	17,852	16,577	11,923
Credit cards	1,207	1,130	1,043
Other	2,453	2,402	1,728

	101,156	93,666	79,899
Unearned and deferred income	(163)	(161)	(196)
Unamortized discount on purchased loans	(153)	(171)	(213)

	100,840	93,334	79,490
Allowance for loan losses	(1,309)	(1,297)	(1,232)

	$99,531	$92,037	$78,258

MATURITIES AND SENSITIVITIES OF LOANS TO CHANGES IN INTEREST RATES
The following are approximate maturities and sensitivity to changes in interest rates of certain loans exclusive of real estate mortgages and consumer loans as of December 31, 2001.

Types of Loans
(Dollars in Thousands)	0 to 1 Year	1 to 5 Years	5 and Over Years	Total

Commercial	$7,024	$4,522	$6,505	$18,051
Real Estate Construction	$1,099	$896	$2,774	$4,769
Above loans due beyond 1 year with:
Predetermined interest rates				$4,094
Adjustable interest rates				$10,603

NONACCRUAL AND PAST DUE LOANS
Generally, recognition of interest income is discontinued where reasonable doubt exists as to the collectability of the interest. Income from non-accrual loans is recorded when received. The difference between interest income recognized on such loans and income that would have been recognized at original contractual rates is immaterial. The bank generally places loans on a non-accrual status when a default of principal or interest has existed for 90 days or more. The bank generally does not renegotiate loans due to deterioration in the financial position of the borrower. The amounts of renegotiated loans are not considered material and are not considered impaired.

(Dollars in Thousands)	12/31/01	12/31/00	12/31/99	12/31/98	12/31/97

90 Days Past Due and Accruing	$148	$112	$225	$141	$126
Nonaccruing Loans	$259	$144	$250	$168	$427

POTENTIAL PROBLEM LOANS
Management reviews the loan portfolio for potential problem loans on a monthly basis. The following loans were classified by management, which excludes the above non-accrual loan totals. The amount shown below is the outstanding loan balance, which has not been reduced by collateral values. There were no other assets which management believes should be reported in the table above or the items below.

(Dollars in Thousands)	12/31/01

Loss	$2
Doubtful	92
Substandard	3,504
OAEM	0
Watch	0

Total	$3,598

FOREIGN LOANS
There were no foreign loans in any periods presented.

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

Transactions in the allowance for loan losses are maintained by three major loan categories and the summary of such transactions for the periods indicated follows:

CHANGES IN ALLOWANCE
FOR LOAN LOSSES
(Dollars in Thousands)	2001	2000	1999	1998	1997

Balance at the beginning of period	$1,343	$1,309	$1,297	$1,232	$1,151
Loans charged off:
Commercial & industrial	39	9	58	34	34
Real estate mortgages	20	—	—	11	19
Consumer	27	48	88	90	38

Total loans charged off	86	57	146	135	91

Recoveries of loans charged off:
Commercial & industrial	1	2	13	7	1
Real estate mortgages	1	1	6	45	30
Consumer	22	26	19	28	21

Total recoveries	24	29	38	80	52

Net loans charged off	62	28	108	55	39

Provision charged to
operating expense	40	62	120	120	120

Balance at end of period	$1,321	$1,343	$1,309	$1,297	$1,232

Net charge-offs to average loans	0.06%	0.03%	0.11%	.07%	.05%

DISTRIBUTION OF ALLOWANCE FOR
LOAN LOSSES BY CATEGORY
(Dollars in thousands)	December 31, 2001		December 31, 2000		December 31,1999

		% of		% of		% of
	Amount	Total Loans	Amount	Total Loans	Amount	Total Loans

Commercial & industrial	$963	17%	$409	20%	$305	20%
Real estate construction	7	4%	3	1%	12	1%
Real estate mortgages	220	73%	355	71%	398	70%
Consumer loans	121	6%	258	8%	140	9%
Unallocated	10	N/A	318	N/A	454	N/A

TOTAL	$1,321	100%	$1,343	100%	$1,309	100%

	December 31, 1998		December 31, 1997

		% of		% of
	Amount	Total Loans	Amount	Total Loans

Commercial & industrial	$345	20%	$91	16%
Real estate construction	12	1%	0	2%
Real estate mortgages	222	68%	18	70%
Consumer loans	152	11%	11	12%
Unallocated	566	N/A	1,112	N/A

TOTAL	$1,297	100%	$1,232	100%

DEPOSITS

The classification of average deposits and the average rate paid on such deposits for periods ending December 31, 2001, 2000 and 1999 is included in Analysis of Net Interest Earnings included in the Annual Report to Shareholders (Appendix A, Page 22).

A summary of maturities of time deposits of $100,000 or more is as follows:

12/31/01

Three months or less	$5,805,976
Over 3 months through 6 months	770,762
Over 6 months through 12 months	1,930,210
Over 12 months	944,131

$9,451,079

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL BANCSHARES CORPORATION

DATE:	3-19-02	/s/ Charles J. Dolezal Charles J. Dolezal, President

DATE:	3-19-02	/s/ Lawrence M. Cardinal, Jr. Lawrence M. Cardinal, Jr., V.P., Treasurer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

DATE:	3-19-02	/s/ Charles J. Dolezal Charles J. Dolezal, Chairman

DATE:	3-19-02	/s/ Sara Balzarini Sara Balzarini, Director

DATE:	3-19-02	/s/ Bobbi Douglas Bobbi Douglas, Director

DATE:	3-19-02	/s/ John W. Kropf John W. Kropf, Director

DATE:

Steve Schmid, Director

DATE:	3-19-02	/s/ John E. Sprunger John E. Sprunger, Director

DATE:
Howard J. Wenger, Director

DATE:	3-19-02	/s/ James F. Woolley James F. Woolley, Director

DATE:

Albert Yeagley, Director

EXHIBIT INDEX

Exhibit No.				If incorporated by Reference,
Under Reg.		Form 10-K		Documents with Which Exhibit
S-K, Item 601		Exhibit No.	Description of Exhibits	was Previously Filed with SEC

(3)(i)			Amended Articles of Incorporation	Registration Statement S-4 filed 3/31/86 File No. 33-03711
(3)(ii)			Code of Regulations	Registration Statement S-4 filed 3/31/86 File No. 33-03711
(10.1)			Directors Defined Benefit Plan Agreement	Annual Report 10-K filed 3/29/01 File No. 000-14773
(10.2)			Special Separation Agreement	Annual Report 10-K filed 3/29/01 File No. 000-14773
(10.3)			Agreement and Plan of Merger, dated as of October 2, 2001, between National Bancshares Corporation and Peoples Financial Corporation	Form 8-K filed 10/3/01 File No. 000-14773
(11)	A23		Computation of Earnings per Share	Incorporated by reference
(12)	A23		Computation of Ratios	Incorporated by reference
(13)	A		2001 Annual Report to Shareholders	Incorporated by reference
(21)	A1		Subsidiaries of the registrant	Incorporated by reference
(23)			Consent of Crowe, Chizek and Co. LLP

No other exhibits are required to be filed herewith pursuant to Item 601 of Regulation S-K.