Form 10-Q
period 2002-03-31
NATIONAL BANCSHARES CORP /OH/
filed 2002-05-15
CIK 790362

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended March 31, 2002

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

Yes    X    No

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of May 1, 2002:

Common Stock, Without Par Value: 2,224,306 Shares Outstanding

National Bancshares Corporation

Index

Page
Number
Part I Financial Information

Item 1. Financial Statements

Consolidated Balance Sheets as of March 31, 2002 and December 31, 2001 (Unaudited)	3

Consolidated Statements of Income and Comprehensive Income for the three months ended March 31, 2002 and 2001 (Unaudited)	4

Consolidated Statements of Cash Flows for the three months ended March 31, 2002 and 2001 (Unaudited)	5

Notes to Consolidated Financial Statements (Unaudited)	6-7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	8-11

Item 3. Quantitative and Qualitative Disclosures About Market Risk	11

Part II. Other Information	11

Item 1. Legal Proceedings — None
Item 2. Changes in Securities and use of proceeds — None
Item 3. Defaults Upon Senior Securities — None
Item 4. Submission of matters to a vote of security holders
Item 5. Other Information — None
Item 6. Exhibits and Reports on Form 8-K

Signatures	12

NATIONAL BANCSHARES CORPORATION

CONSOLIDATED BALANCE SHEETS (Unaudited)

	3/31/02	12/31/01
ASSETS
Cash and due from banks	$6,522,407	$6,935,082
Federal funds sold	4,600,000	3,325,000

Total cash and cash equivalents	11,122,407	10,260,082
Interest bearing deposits with banks	1,994,954	1,994,011
Securities available for sale (at fair value)	45,351,144	47,509,304
Securities held to maturity	13,244,759	13,334,351
Fair value March 31, 2002 — $13,695,000
December 31, 2001 — $13,807,000
Federal bank stock	1,037,600	1,027,300
Loans:
Commercial	52,109,083	50,611,546
Real estate mortgage	60,430,305	60,190,050
Installment	7,279,238	7,602,080

Total loans	119,818,626	118,403,676
Less: Unearned income	220,133	201,720
Allowance for loan losses	1,341,408	1,321,152

Loans, net	118,257,085	116,880,804
Accrued interest receivable	1,394,503	1,219,110
Premises and equipment	2,946,778	2,974,524
Other assets	3,032,321	2,563,960

TOTAL	$198,381,551	$197,763,446

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits Demand	$26,945,296	$27,024,824
Savings and N.O.W.s	80,992,969	80,877,564
Time	50,043,701	51,616,907

Total deposits	157,981,966	159,519,295
Securities sold under repurchase agreements	4,775,461	3,422,657
Federal Reserve note account	1,000,000	111,233
Federal Home Loan Bank advances	1,885,491	2,207,807
Accrued interest payable	414,152	465,049
Other liabilities	1,274,832	1,115,217

Total liabilities	167,331,902	166,841,258

SHAREHOLDERS’ EQUITY
Common stock — without par value; 6,000,000 shares authorized; 2,289,528 shares issued	11,447,640	11,447,640
Additional paid-in capital	4,689,800	4,689,800
Retained earnings	16,001,139	15,620,935
Accumulated other comprehensive income	407,650	784,297
Less: Treasury shares (at cost): 65,222 and 69,335 shares as of March 31, 2002 and December 31, 2001	(1,496,580)	(1,620,484)

Total shareholders’ equity	31,049,649	30,922,188

TOTAL	$198,381,551	$197,763,446

See notes to consolidated financial statements

NATIONAL BANCSHARES CORPORATION

CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME (Unaudited)

	Three months ended
	3/31/02	3/31/01
INTEREST AND DIVIDEND INCOME:
Loans, including fees	$2,071,666	$2,386,138
Federal funds sold	18,472	161,346
Securities:
Taxable	706,456	813,503
Nontaxable	210,794	263,725

Total interest and dividend income	3,007,388	3,624,712
INTEREST EXPENSE:
Deposits	818,106	1,335,470
Short-term borrowings	3,909	42,008
Federal Home Loan Bank advances	31,577	51,918

Total interest expense	853,592	1,429,396

Net interest income	2,153,796	2,195,316
PROVISION FOR LOAN LOSSES	20,000	15,000

Net interest income after provision for loan losses	2,133,796	2,180,316
NONINTEREST INCOME
Checking account fees	165,152	149,953
Gain on sale of loans	—	27,500
Securities gains, net	153,985	—
Other	94,891	73,188

Total noninterest income	414,028	250,641
NONINTEREST EXPENSE:
Salaries and employee benefits	906,691	863,489
Data processing fees	165,780	152,350
Net occupancy expense	58,880	63,805
Depreciation — furniture and fixtures	53,928	67,313
Franchise taxes	78,750	82,500
Maintenance and repairs	45,015	43,895
Other expenses	305,440	344,166

Total noninterest expense	1,614,484	1,617,518

INCOME BEFORE INCOME TAXES	933,340	813,439
Income tax expense	203,563	187,260

NET INCOME	729,777	626,179

OTHER COMPREHENSIVE INCOME:
Unrealized appreciation (depreciation) in
fair value of securities available for sale, net of tax	(275,017)	511,910
Reclassification adjustment for realized gains Included in earnings, net of tax	(101,630)	—
Cumulative effect of adopting SFAS No. 133	—	134,368

	(376,647)	646,278

COMPREHENSIVE INCOME	$353,130	$1,272,457

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	2,223,346	2,238,940

BASIC EARNINGS PER COMMON SHARE	$0.33	$0.28

DIVIDENDS DECLARED PER COMMON SHARE	$0.13	$0.13

See notes to consolidated financial statements

NATIONAL BANCSHARES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	3/31/02	3/31/01
Net Cash From Operating Activities	$144,809	$1,581,123

Cash Flows From Investing Activities:
Net change in interest-bearing deposits with banks	(943)	(875)
Securities Held to Maturity Proceeds from Maturities and Repayments	211,200	1,025,000
Securities Available for Sale Proceeds from Maturities and Repayments	3,813,205	9,911,859
Proceeds from Sales	2,981,484	—
Purchases	(4,994,375)	(8,257,297)
Capital Expenditures	(53,566)	(416,815)
Net Change in Loans to Customers	(1,396,281)	345,994

Net Cash From Investing Activities	560,724	2,607,866

Cash Flows from Financing Activities:
Net Change in Demand and Savings Accounts	35,877	(2,535,159)
Net Change in Time Deposits	(1,573,206)	806,989
Net Change in Short-Term Borrowings	2,241,571	(611,928)
Repayments on Federal Home Loan Bank Advances	(322,316)	(302,086)
Dividends Paid	(288,625)	(313,340)
Dividends Reinvested	63,491	47,351
Purchase of Treasury Shares	—	(26,400)

Net Cash From Financing Activities	156,792	(2,934,573)

Net Change in Cash and Cash Equivalents	862,325	1,254,416
Beginning Cash and Cash Equivalents	10,260,082	15,212,797

Ending Cash and Cash Equivalents	$11,122,407	$16,467,213

Supplemental Disclosures
Cash Paid for Interest	$904,488	$1,569,249
Cash Paid for Income Taxes	—	$30,000
Non-cash Items:
Securities Transferred from Held to Maturity to Available for Sale	—	$30,661,985

See notes to consolidated financial statements.

National Bancshares Corporation

Notes to Consolidated Financial Statements (Unaudited)

Note 1. Basis of Presentation

     The accompanying consolidated financial statements include the accounts of National Bancshares Corporation (the “Company”) and its wholly owned subsidiary, First National Bank, Orrville, Ohio (the “Bank”). All significant intercompany transactions and balances have been eliminated. The consolidated balance sheet as of March 31, 2002, the consolidated statements of income and comprehensive income for the three month periods ended March 31, 2002 and 2001, and the consolidated statements of cash flows for the three month periods ended March 31, 2002 and 2001 have been prepared by the Company without audit. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

     The consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q, but do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These statements should be read in conjunction with the consolidated financial statements and footnotes in the Company’s annual report on Form 10-K for the year ended December 31, 2001. Operating results for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

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

     In January 2001, the Company adopted a new accounting standard, Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended by SFAS No. 137 and 138. As a result, the Company transferred securities with an amortized cost of approximately $30.5 million and a fair value of approximately $30.7 million from the held to maturity to the available for sale category to allow hedging of those securities in the future if deemed beneficial. The transfer had a positive impact on the company’s other comprehensive income and shareholders’ equity, net of taxes, of approximately $134,000.

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

     Also in June 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets”, which addresses the accounting for such assets arising from prior and future business combinations. Upon the adoption of this Statement, goodwill arising from business combinations will no longer be amortized, but rather will be assessed regularly for impairment, with any such impairment recognized as a reduction to earnings in the period identified. Other identified intangible assets, such as core deposit intangible assets, will continue to be amortized over their estimated useful lives. The Company adopted this Statement on January 1, 2002. The Company’s intangible assets relate to branch purchases and will continue to be amortized as before. These assets are not material to the consolidated balance sheets.

     A new accounting standard, SFAS No. 143, dealing with asset retirement obligations will apply for 2003. The Company has not yet determined whether this standard will have a material affect on its financial position or results of operations.

     Effective January 1, 2002, the Company adopted a new standard, SFAS No. 144, issued by the Financial Accounting Standards Board on impairment and disposal of long-lived assets. The effect of this on the financial position and results of operations of the Company is not expected to be material.

Note 2. Subsequent Event

     On October 2, 2001, the Company entered into an Agreement and Plan of Merger to acquire Peoples Financial Corporation, located in Massillon, Ohio. Peoples Federal Savings and Loan Association, the wholly-owned subsidiary of Peoples Financial Corporation, was merged into First National Bank, Orrville, the wholly-owned subsidiary of National Bancshares. Under the terms of the agreement, the Company paid $12.25 in cash for each of the 1,234,085 outstanding shares of Peoples Financial. The aggregate transaction value was $15.1 million. The merger was consummated on April 3, 2002 and was accounted for as a purchase. The merger provides the Company with an opportunity to expand into an adjacent and attractive market area.

     The following table summarizes the estimated fair values of the assets acquired and liabilities assumed.

At April 3, 2002
($000s)
Cash and cash equivalents	$14,066
Investment securities	5,823
Federal bank stock	1,147
Loans, net	80,993
Premises and equipment, net	1,755
Other assets	257
Core deposit intangibles	1,063
Goodwill	5,321

Total assets acquired	110,425
Deposits	(73,995)
Federal Home Loan Bank advances	(19,411)
Other liabilities	(1,698)

Total liabilities assumed	(95,104)
Net assets acquired	$15,321

     The core deposit intangibles have a weighted average useful life of 10 years and the amortization is not tax deductible. The goodwill of $5,321,000 represents the acquisition cost in excess of book value of $5,792,000, less adjustment to reflect fair values of $674,000, plus merger related expenses of $203,000.

     Below is a listing of the purchase accounting adjustments, which are included in the above fair values, including their estimated lives and amortization methods. These adjustments increased (decreased) the reported book values of the assets and liabilities acquired.

($000s)
Buildings	$260	39 years	straight line
Equipment	45	5 years	straight line
Loans, net	1,497	7 years	level yield
Securities	(247)	8 years	level yield
Deposits	1,186	2 years	level yield
FHLB advances	411	2 years	level yield

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

     FINANCIAL CONDITION

     Balance Sheets

     Total assets increased $0.6 million or 0.3% from 12/31/01. Federal funds sold increased $1.3 million or 38.3% due mainly to a $2.2 million or 4.5% decrease in securities available for sale. Total securities declined $2.2 million or 3.7% from 12/31/01 to support loan demand. Net loans increased $1.4 million or 1.2% mainly due to increased demand for commercial loans. Commercial loans increased $1.5 million or 3.0% and real estate mortgages increased $0.2 million or 0.4%, while installment loans decreased $0.3 million or 4.2%. Other assets increased $0.5 million or 18.3% due to increases in prepaid expenses, deferred taxes and merger related expenses that were capitalized.

     The carrying amounts and estimated fair values of securities are summarized as follows:

	March 31, 2002

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Available for Sale:
U.S. Government and federal agency		$342,318	$150,368	$17,239,749
State and municipal		53,109	—	2,335,789
Corporate bond and notes		552,855	225,945	23,403,988

Total debt securities		948,282	376,313	42,979,526
Equity securities		171,956	126,273	2,371,618

Total		$1,120,238	$502,586	$45,351,144

Held to Maturity:
State and municipal	$13,244,759	$457,630	$7,496	$13,694,893

	December 31, 2001

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Available for Sale:
U.S. Government and federal agency		$540,133	$2,616	$16,567,812
State and municipal		55,614	—	2,341,209
Corporate bond and notes		864,259	186,053	26,326,912

Total debt securities		1,460,006	188,669	45,235,933
Equity securities		144,125	227,133	2,273,371

Total		$1,604,131	$415,802	$47,509,304

Held to Maturity:
State and municipal	$13,334,351	$479,921	$7,694	$13,806,578

The activity in the allowance for loan losses for the first three months of 2002 and 2001 was as follows:

	2002	2001

Beginning balance	$1,321,152	$1,343,124
Provision for loan losses	20,000	15,000
Loans charged-off	(1,807)	(34,557)
Recoveries	2,063	4,065

Ending balance	$1,341,408	$1,327,632

     The allowance for loan losses is a valuation allowance for probable credit losses, increased by the provision for loan losses and decreased by charge-offs less recoveries. The allowance is maintained at a level that is considered adequate to absorb all estimated losses. Management estimates the allowance balance required using the following methodology. All problem, past due and non-performing loans are closely monitored and analyzed by management on a regular basis. Management assigns a classification rating to these loans based on information about specific borrower situations and estimated collateral values. Management determines the loss that exists on each significant problem, past due and non-performing loan. Other past due loans that are not analyzed individually are pooled and evaluated by loan type. The probable loss that exists on past due loans is estimated using past loan loss experience. All other loans are pooled by loan type and evaluated based upon past loan loss experience. National and local economic conditions and other factors are also considered in determining an adequate level for the allowance for loan losses. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged-off. Management reviews the allowance for loan losses on a regular basis to determine the adequacy of the reserve.

     The allowance for loan losses to total loans outstanding was 1.12% for both March 31, 2002 and December 31, 2001. On an annualized basis, net charge-offs to total average loans were .00% for the first three months of 2002 and .11% for the first three months of 2001. The ratio of non-performing loans to total loans was .18% ($219,194) for March 31, 2002 compared to .22% ($258,778) for December 31, 2001. Non-performing loans consist of loans that have been placed on nonaccrual status.

     Impaired loans at March 31, 2002 and December 31, 2001 were as follows:

	3/31/02	12/31/01

Loans with no allocated allowance for loan losses	$24,149	$58,749
Loans with allocated allowance for loan losses	—	5,000
Amount of the allowance for loan losses allocated	—	5,000

	3/31/02	3/31/01

Average of impaired loans during the first three months of 2002 and 2001	$49,882	$13,863
Interest income recognized during impairment	99	432
Cash-basis interest income recognized	99	432

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

     Total deposits decreased $1.5 million or approximately 1.0% from 12/31/01. Non-interest bearing demand accounts decreased 0.3%, savings and N.O.W. accounts increased 0.1% and time deposits decreased 3.0%. Deposit balances fluctuate based on the liquidity needs of our customers. Time deposit balances are also affected by the interest rates offered by competitors in our market area. Securities sold under repurchase agreements increased $1.4 million from 12/31/01. The Federal Reserve note account increased $0.9 million and Federal Home Loan Bank advances decreased $0.3 million. Other liabilities increased $0.2 million or 14.3%. Total shareholders’ equity increased $0.1 million or 0.4% from 12/31/01.

     Statements of Cash Flows

     Net cash provided by operating activities for the first three months of 2002 was $0.1 million compared to $1.6 million for the first three months of 2001. The decrease was due primarily to the proceeds from the sale of loans in 2001. Net cash from investing activities for the first three months of 2002 was $0.6 million, down $2.0 million from the first three months of 2001 due primarily to a decrease in securities maturing or being called, and loan growth. Net cash provided by financing activities was $0.2 million for the first three months of 2002 compared to net cash used of $2.9 million for the first three months of 2001. The change was primarily due to the increase in short-term borrowings. Total cash and cash equivalents increased $0.9 million during the first three months of 2002. With total cash and cash equivalents of $11.1 million as of 3/31/02, the Company’s liquidity ratios continue to remain favorable. Management does not expect a significant change in liquidity subsequent to the merger with Peoples Financial Corporation.

     Analysis of Equity

     The Company and the Bank are subject to regulatory capital requirements administered by federal banking agencies. The following is a summary of the actual and required regulatory capital amounts and ratios at 3/31/02.

					To Be Well Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions

(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital to risk-weighted assets
Consolidated	$31,711	23.44%	$10,821	8.00%	$13,526	10.00%
Bank	25,708	19.37%	10,619	8.00%	13,274	10.00%
Tier 1 (core) capital to risk-weighted assets
Consolidated	30,370	22.45%	5,410	4.00%	8,116	6.00%
Bank	24,367	18.36%	5,310	4.00%	7,965	6.00%
Tier 1 (core) capital to average assets
Consolidated	30,370	15.36%	7,907	4.00%	9,884	5.00%
Bank	24,367	12.48%	7,808	4.00%	9,760	5.00%

     The Company expects to continue meeting required regulatory capital levels subsequent to the merger with Peoples Financial Corporation.

     RESULTS OF OPERATIONS

     Interest income totaled $3.0 million or $617 thousand lower for the three-months ended 3/31/02 as compared to the same period in 2001. Interest expense was $0.9 million for the three months ended 3/31/02 or $576 thousand lower than 2001 due to lower interest rates. This resulted in a decrease of $41 thousand or 1.9% in net interest income for the three-month period ended 3/31/02 as compared to 3/31/01. Loan growth during 2002 was offset by lower interest rates, as interest and fees on loans decreased 13.2%.

     Net interest rate margins were 5.00% and 5.07% for the first three months of 2002 and 2001, respectively. Interest income yields decreased 130 basis points compared to interest costs, which decreased 123 basis points in 2002 compared to 2001.

     Provision for loan losses was $20,000 for the three months ended 3/31/02 compared to $15,000 for the same period in 2001. Net charge offs for the three months ended 3/31/02 were $0 compared to $30 thousand for the same period in 2001.

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

     For the first quarter of 2002, management reviewed all of these factors and did not find any additional significant risks or losses that had not been previously identified and reflected in the allowance for loan losses. For this reason, management determined that the $20 thousand provision provided in the first quarter was adequate.

     Noninterest income was $414 thousand for the three months ended 3/31/02 or approximately 65.2% above the same period in 2001, due mainly to security gains.

     Noninterest expense was $1.6 million for the three months ended 3/31/02 or approximately 0.2% below the same period in 2001. Increases in salaries, employee benefits and data processing fees were offset by decreases in depreciation and other expenses.

     Net income was $730 thousand for the three months ended 3/31/02 or 16.5% above the same quarter of 2001. The increase was due primarily to security gains.

     Unrealized depreciation on securities available for sale was $275 thousand for the three months ended 3/31/02 compared to unrealized appreciation of $512 thousand for the three months ended 3/31/01. The market value of securities in the available for sale portfolio decreased due to a general decline in stock and bond market levels on certain securities. Comprehensive income was $353 thousand for the three months ended 3/31/02 or $0.9 million below the same period in 2001.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     There have been no material changes in the quantitative and qualitative disclosures about market risks as of March 31, 2002 from that presented in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings — None

Item 2.	Changes in Securities and use of proceeds — None

Item 3.	Defaults Upon Senior Securities — None

Item 4.	Submission of matters to a vote of security holders – Notice of Annual Meeting of Shareholders and proxy statement dated March 22, 2002 was previously filed with the SEC on March 21, 2002.

Item 5.	Other Information — None

Item 6.	Exhibits and Reports on Form 8-K a. Exhibits

Exhibit No.		If incorporated by Reference,
Under Reg.		Documents with Which Exhibit
S-K, Item 601	Description of Exhibits	Was Previously Filed with SEC

(10)	Contracts	Notice of Agreement and Plan of Merger, dated October 2, 2001, filed on Form 8-K with the SEC on October 3, 2001

(11)	Computation of Earnings per Share	See Consolidated Statements of Income and Comprehensive Income, Page 4

         No other exhibits are required to be filed herewith pursuant to Item 601 of Regulation S-K.

b. There were no reports on Form 8-K filed for the quarter ended 3/31/02.

Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

National Bancshares Corporation

Date:	May 10, 2002	/s/Charles J. Dolezal Charles J. Dolezal, President

Date:	May 10, 2002	/s/Lawrence M. Cardinal, Jr. Lawrence M. Cardinal, Jr., Treasurer (Principal Financial Officer)