Form 10-Q
period 2002-06-30
NATIONAL BANCSHARES CORP /OH/
filed 2002-08-13
CIK 790362

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended June 30, 2002

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

Yes    No

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of August 1, 2002:

Common Stock, Without Par Value: 2,227,851 Shares Outstanding

National Bancshares Corporation

Index

Page
Number
Part I. Financial Information

Item 1. Financial Statements

Consolidated Balance Sheets as of June 30, 2002 and December 31, 2001 (Unaudited)	3

Consolidated Statements of Income and Comprehensive Income for the three and six months ended June 30, 2002 and 2001 (Unaudited)	4

Consolidated Statements of Cash Flows for the six months ended June 30, 2002 and 2001 (Unaudited)	5

Notes to Consolidated Financial Statements (Unaudited)	6 - 8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	8 - 12

Item 3. Quantitative and Qualitative Disclosures About Market Risk	12

Part II. Other Information	13

Item 1. Legal Proceedings — None

Item 2. Changes in Securities and use of proceeds — None

Item 3. Defaults Upon Senior Securities — None

Item 4. Submission of matters to a vote of security holders

Item 5. Other Information — None

Item 6. Exhibits and Reports on Form 8-K

Signatures	14

Exhibit	15

NATIONAL BANCSHARES CORPORATION
CONSOLIDATED BALANCE SHEETS (Unaudited)

	6/30/02	12/31/01
ASSETS

Cash and due from banks	$8,918,045	$6,935,082

Federal funds sold	6,875,000	3,325,000

Total cash and cash equivalents	15,793,045	10,260,082

Interest bearing deposits with banks	996,292	1,994,011

Securities available for sale (at fair value)	46,045,188	47,509,304

Securities held to maturity
Fair value June 30, 2002 - $13,367,000 December 31, 2001 - $13,807,000	12,736,912	13,334,351
Federal bank stock	2,639,250	1,027,300

Loans:

Commercial	59,627,192	50,611,546

Real estate mortgage	135,665,640	60,190,050

Installment	7,168,710	7,602,080

Total loans	202,461,542	118,403,676

Less: Unearned income	331,819	201,720

Allowance for loan losses	1,664,544	1,321,152

Loans, net	200,465,179	116,880,804

Accrued interest receivable	1,547,345	1,219,110

Premises and equipment	4,810,693	2,974,524

Goodwill	5,434,204	—

Other assets	3,662,252	2,563,960

TOTAL	$294,130,360	$197,763,446

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits

Demand	$31,820,414	$27,024,824

Savings and N.O.W.s	105,366,211	80,877,564

Time	99,522,703	51,616,907

Total deposits	236,709,328	159,519,295

Securities sold under repurchase agreements	3,307,633	3,422,657

Federal reserve note account	1,000,000	111,233

Federal Home Loan Bank advances	17,900,813	2,207,807

Accrued interest payable	525,575	465,049

Other liabilities	2,252,581	1,115,217

Total liabilities	261,695,930	166,841,258

SHAREHOLDERS’ EQUITY

Common stock — without par value; 6,000,000 shares authorized; 2,289,528 shares issued	11,447,640	11,447,640

Additional paid-in capital	4,689,800	4,689,800

Retained earnings	16,348,731	15,620,935

Accumulated other comprehensive income	1,338,046	784,297

Less: Treasury shares (at cost): 61,677 and 69,335 shares as of June 30, 2002 and December 31, 2001	(1,389,787)	(1,620,484)

Total shareholders’ equity	32,434,430	30,922,188

TOTAL	$294,130,360	$197,763,446

See notes to consolidated financial statements

NATIONAL BANCSHARES CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME (Unaudited)

	Three months ended		Six months ended
	6/30/02	6/30/01	6/30/02	6/30/01
INTEREST AND DIVIDEND INCOME:

Loans, including fees	$3,379,089	$2,242,458	$5,450,755	$4,628,596

Federal funds sold	19,375	105,046	37,847	266,392

Securities:

Taxable	785,062	813,754	1,491,518	1,627,257

Nontaxable	213,935	259,310	424,729	523,035

Total interest and dividend income	4,397,461	3,420,568	7,404,849	7,045,280

INTEREST EXPENSE:

Deposits	1,346,422	1,281,672	2,164,528	2,617,142

Short-term borrowings	3,029	25,355	6,938	67,363

Federal Home Loan Bank advances	181,777	47,127	213,354	99,045

Total interest expense	1,531,228	1,354,154	2,384,820	2,783,550

Net interest income	2,866,233	2,066,414	5,020,029	4,261,730

PROVISION FOR LOAN LOSSES	95,000	15,000	115,000	30,000

Net interest income after provision for loan losses	2,771,233	2,051,414	4,905,029	4,231,730

NONINTEREST INCOME:

Checking account fees	197,698	162,818	362,850	312,771

Gain on sale of loans	1,949	16,250	1,949	43,750

Securities gains, net	28,339	97,003	182,324	97,003

Other	138,456	73,138	233,347	146,326

Total noninterest income	366,442	349,209	780,470	599,850

NONINTEREST EXPENSE:

Salaries and employee benefits	1,145,377	887,688	2,052,068	1,751,177

Data processing fees	217,155	159,757	382,935	312,107

Net occupancy expense	95,508	52,342	154,388	116,147

Depreciation — furniture and fixtures	105,258	66,254	159,186	133,567

Franchise taxes	75,721	77,756	154,471	160,256

Maintenance and repairs	55,963	49,424	100,978	93,319

Other expenses	466,562	339,755	772,002	683,921

Total noninterest expense	2,161,544	1,632,976	3,776,028	3,250,494

INCOME BEFORE INCOME TAXES	976,131	767,647	1,909,471	1,581,086

Income tax expense	295,615	172,502	499,178	359,762

NET INCOME	680,516	595,145	1,410,293	1,221,324

OTHER COMPREHENSIVE INCOME:

Unrealized appreciation (depreciation) in fair value of securities available for sale, net of tax	949,100	184,401	674,083	696,311

Reclassification adjustment for realized gains included in earnings, net of tax	(18,704)	(64,022)	(120,334)	(64,022)

Cumulative effect of adopting SFAS No. 133	—	—	—	134,368

	930,396	120,379	553,749	766,657

COMPREHENSIVE INCOME	$1,610,912	$715,524	$1,964,042	$1,987,981

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	2,226,994	2,233,212	2,225,180	2,236,060

BASIC AND DILUTED EARNINGS PER COMMON SHARE	$0.31	$0.27	$0.63	$0.55

DIVIDENDS DECLARED PER COMMON SHARE	$0.13	$0.13	$0.26	$0.26

See notes to consolidated financial statements

NATIONAL BANCSHARES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	6/30/02	6/30/01
Net Cash From Operating Activities	$486,586	$1,116,305

Cash Flows From Investing Activities:

Net change in interest-bearing deposits with banks	997,719	(2,239)

Securities Held to Maturity

Proceeds from Maturities and Repayments	1,930,800	1,884,750

Purchases	(334,314)	(504,500)

Securities Available for Sale

Proceeds from Maturities and Repayments	6,403,160	12,934,612

Proceeds from Sales	5,311,602	134,171

Purchases	(4,536,883)	(12,418,244)

Purchases of Federal bank stock	(424,095)	—

Net Cash Paid for Acquisition	(1,083,198)	—

Capital Expenditures	(313,962)	(490,909)

Proceeds from Sale of Loans	179,949	1,598,277

Net Change in Loans to Customers	(2,883,954)	(4,016,452)

Net Cash From Investing Activities	5,246,824	(880,534)

Cash Flows from Financing Activities:

Net Change in Demand and Savings Accounts	8,579,821	1,473,963

Net Change in Time Deposits	(5,384,727)	(4,026,682)

Net Change in Short-Term Borrowings	773,743	(512,459)

Repayments on Federal Home Loan Bank Advances	(3,718,480)	(609,106)

Dividends Paid	(577,784)	(604,468)

Dividends Reinvested	126,980	47,351

Purchase of Treasury Shares	—	(238,254)

Net Cash From Financing Activities	(200,447)	(4,469,655)

Net Change in Cash and Cash Equivalents	5,532,963	(4,233,884)

Beginning Cash and Cash Equivalents	10,260,082	15,212,797

Ending Cash and Cash Equivalents	$15,793,045	$10,978,913

Supplemental Disclosures

Cash Paid for Interest	$2,324,294	$2,892,248

Cash Paid for Income Taxes	$415,000	$410,000

Non-cash Items:

Securities Transferred from Held to Maturity to Available for Sale	—	$30,661,985

See notes to consolidated financial statements.

National Bancshares Corporation
Notes to Consolidated Financial Statements (Unaudited)

Note 1. Basis of Presentation

         The accompanying consolidated financial statements include the accounts of National Bancshares Corporation (the “Company”) and its wholly owned subsidiary, First National Bank, Orrville, Ohio (the “Bank”). All significant intercompany transactions and balances have been eliminated. The consolidated balance sheet as of June 30, 2002, the consolidated statements of income and comprehensive income for the three and six month periods ended June 30, 2002 and 2001, and the consolidated statements of cash flows for the six month periods ended June 30, 2002 and 2001 have been prepared by the Company without audit. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

         The consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q, but do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These statements should be read in conjunction with the consolidated financial statements and footnotes in the Company’s annual report on Form 10-K for the year ended December 31, 2001. Operating results for the six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

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

         In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, “Business Combinations”. SFAS No. 141 requires all business combinations within its scope to be accounted for using the purchase method, rather than the pooling-of-interests method. The provisions of this Statement apply to all business combinations initiated after June 30, 2001. The Company followed the provisions of this pronouncement in its acquisition discussed below.

         Also in June 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets”, which addresses the accounting for such assets arising from prior and future business combinations. Upon the adoption of this Statement, goodwill arising from business combinations is no longer amortized, but rather is assessed regularly for impairment, with any such impairment recognized as a reduction to earnings in the period identified. Other identified intangible assets, such as core deposit intangible assets, continue to be amortized over their estimated useful lives. The Company adopted this Statement on January 1, 2002. The Company’s intangible assets relating to branch purchases are continuing to be amortized as before.

         A new accounting standard, SFAS No. 143, dealing with asset retirement obligations will apply for 2003. The Company has not yet determined whether this standard will have a material affect on its financial position or results of operations.

         Effective January 1, 2002, the Company adopted a new standard, SFAS No. 144, issued by the FASB on impairment and disposal of long-lived assets. The effect of this on the financial position and results of operations of the Company is not expected to be material.

Note 2. Acquisition

         On October 2, 2001, the Company entered into an Agreement and Plan of Merger to acquire Peoples Financial Corporation, located in Massillon, Ohio. Peoples Federal Savings and Loan Association, the wholly-owned subsidiary of Peoples Financial Corporation (Peoples Financial), was merged into First National Bank, Orrville, the wholly-owned subsidiary of the Company. Under the terms of the agreement, the Company paid $12.25 in cash for each of the 1,234,085 outstanding shares of Peoples Financial. The aggregate transaction value was $15.1 million. The merger was consummated on April 3, 2002 and was accounted for as a purchase. As such, Peoples Financial Corporation’s results of operations from the effective date of the acquisition are included in the Company’s 2002 financial statements. The merger provides the Company with an opportunity to expand into an adjacent and attractive market area.

         The following table summarizes the estimated fair values of the assets acquired and liabilities assumed.

At April 3, 2002
($000s)

Cash and cash equivalents	$14,066

Investment securities	5,823

Federal bank stock	1,147

Loans, net	80,993

Premises and equipment, net	1,755

Other assets	257

Core deposit intangibles	1,063

Goodwill	5,434

Total assets acquired	110,538

Deposits	(73,995)

Federal Home Loan Bank advances	(19,411)

Other liabilities	(1,698)

Total liabilities assumed	(95,104)

Net assets acquired	$15,434

         The core deposit intangibles have a weighted average useful life of 10 years and the amortization is not tax deductible. The goodwill of $5,434,000 represents the acquisition cost in excess of book value of $5,832,000, less adjustment to reflect fair values of $674,000, plus merger related expenses of $276,000.

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

         The following summarized unaudited pro forma financial information for the periods ended June 30, 2002 and 2001 assume the Peoples Financial Corporation acquisition occurred as of January 1, 2001. The June 30, 2002 financial information includes approximately $900 thousand in merger related expenses incurred by Peoples Financial Corporation.

In thousands, except per share data	For the six months ended
	6/30/02	6/30/01

Net interest income	$5,630	$5,634

Net income	437	1,517

Basic and diluted earnings per common share	0.20	0.68

Note 3. Federal Home Loan Bank Advances

Advances from the Federal Home Bank (FHLB) were as follows:
In thousands

	6/30/02	12/31/01

Fixed rate advances, convertible to variable rates at the option of the FHLB one, two or three years from date of note, maturities November 15, 2010 through February 2, 2011, at rates from 4.60% to 5.79%	$16,343

Maturities through 2002, fixed rate at 6.5%	558	$1,208

Maturity in 2010 fixed rate at 6.26% convertible to variable rate if 3-month LIBOR is at or above predetermined conversion	1,000	1,000

Total	$17,901	$2,208

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING INFORMATION

         The Company cautions that any forward-looking statements contained in this report, in a report incorporated by reference to this report or made by management of the Company, involve risk and uncertainties, and are subject to change based on various important factors. When used herein, the terms “anticipates,” “plans,” “expects,” “believes,” and similar expressions as they relate to the Company or its management are intended to identify such forward looking statements. Actual results could differ materially from those expressed or implied. Risks and uncertainties that could cause or contribute to such material differences include, but are not limited to, general economic conditions, interest rate environment, competitive conditions in the financial services industry, changes in law, governmental policies and regulations, and rapidly changing technology affecting financial services. Additionally, the Company claims no notification responsibilities should their opinions change from those expressed herein.

FINANCIAL CONDITION

Balance Sheets

         Total assets increased $96.4 million or 48.7% from 12/31/01 principally due to the acquisition of Peoples Financial Corporation. Federal funds sold increased $3.5 million or 106.8% due mainly to the growth in deposits and other borrowings. Total securities declined $2.1 million or 3.4% from 12/31/01 to support loan demand. Net loans increased $83.6 million or 71.5% mainly due to the acquisition noted above. Commercial loans increased $9.0 million or 17.8% and real estate mortgages increased $75.5 million or 125.4%, while installment loans decreased $0.4 million or 5.7%. Goodwill increased $5.4 million and other assets (which includes core deposit intangible of $1.0 million) increased $1.1 million mainly due to the acquisition.

The carrying amounts and estimated fair values of securities are summarized as follows:

	June 30, 2002

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Available for Sale:

U.S. Government and federal agency		$798,210	$385	$17,440,523

State and municipal		102,812	—	2,382,680

Corporate bond and notes		1,131,505	66,323	23,945,852

Total debt securities		2,032,527	66,708	43,769,055

Equity securities		145,337	83,813	2,276,133

Total		$2,177,864	$150,521	$46,045,188

Held to Maturity:

State and municipal	$12,736,912	$629,783		$13,366,695

	December 31, 2001

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Available for Sale:

U.S. Government and federal agency		$540,133	$2,616	$16,567,812

State and municipal		55,614	—	2,341,209

Corporate bond and notes		864,259	186,053	26,326,912

Total debt securities		1,460,006	188,669	45,235,933

Equity securities		144,125	227,133	2,273,371

Total		$1,604,131	$415,802	$47,509,304

Held to Maturity:

State and municipal	$13,334,351	$479,921	$7,694	$13,806,578

         The activity in the allowance for loan losses for the first six months of 2002 and 2001 was as follows:

	2002	2001
Beginning balance	$1,321,152	$1,343,124

Provision for loan losses	115,000	30,000

Loans charged-off	(25,559)	(40,123)

Recoveries	9,422	11,811

Transfer of allowance from merged entity	244,529	—

Ending balance	$1,664,544	$1,344,812

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

         During the second quarter of 2002, management reviewed problem loans and increased specific reserves on certain problem credits. This resulted in a provision of $95 thousand for the three months ended 6/30/02 compared to $15 thousand for the same period in 2001.

         The allowance for loan losses to total loans outstanding was .82% for June 30, 2002 compared to 1.12% for December 31, 2001. The ratio was impacted by the acquisition of Peoples Financial Corporation. Their loan portfolio consisted mainly of one-to-four family real estate mortgage loans, which carry substantially less risk than other types of loans. On an annualized basis, net charge-offs to total average loans were .02% for the first six months of 2002 and .05% for the first six months of 2001. The ratio of non-performing loans to total loans was .20% ($397,015) for June 30, 2002 compared to .22% ($258,778) for December 31, 2001. Non-performing loans consist of loans that have been placed on nonaccrual status.

Impaired loans at June 30, 2002 and December 31, 2001 were as follows:

	6/30/02	12/31/01

Loans with no allocated allowance for loan losses	$—	$58,749

Loans with allocated allowance for loan losses	70,933	5,000

Amount of the allowance for loan losses allocated	70,580	5,000

	6/30/02	6/30/01

Average of impaired loans during the first six months of 2002 and 2001	$49,375	$13,432

Interest income recognized during impairment	4,924	784

Cash-basis interest income recognized	4,924	784

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

         Total deposits increased $77.2 million or approximately 48.4% from 12/31/01, mainly due to the acquisition of Peoples Financial Corporation. Non-interest bearing demand accounts increased 17.7%, savings and N.O.W. accounts increased 30.3% and time deposits increased 92.8%. Time deposit balances are affected by the interest rates offered by competitors in our market area. Securities sold under repurchase agreements decreased $0.1 million from 12/31/01. The Federal Reserve note account increased $0.9 million and Federal Home Loan Bank advances increased $15.7 million due to the acquisition. Other liabilities increased $1.1 million or 102.0% mainly due to an increase in deferred taxes related to unrealized gains on available for sale securities. Total shareholders’ equity increased $1.5 million or 4.9% from 12/31/01.

Statements of Cash Flows

         Net cash from operating activities for the first six months of 2002 was $0.5 million compared to $1.1 million for the first six months of 2001. The decrease was due primarily to the merger transaction and related changes in other assets and other liabilities. Net cash from investing activities for the first six months of 2002 was $5.2 million, compared to ($0.9) million for the first six months of 2001. The increase was due primarily to the inflows from securities, net of purchases. Net cash from financing activities was ($0.2) million for the first six months of 2002 compared to ($4.5) million for the first six months of 2001. The change was primarily due to the net change in demand and savings accounts. This was offset by declines in time deposits and from borrowing repayments. Total cash and cash equivalents increased $5.5 million during the first six months of 2002. With total cash and cash equivalents of $15.8 million as of 6/30/02, the Company’s liquidity ratios continue to remain favorable.

Analysis of Equity

         The Company and the Bank are subject to regulatory capital requirements administered by federal banking agencies. The following is a summary of the actual and required regulatory capital amounts and ratios.

(Dollars in thousands)					To Be Well Capitalized
			For Capital		Under Prompt Corrective
June 30, 2002	Actual		Adequacy Purposes		Action Provisions

	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital to risk-weighted assets

Consolidated	$26,065	14.17%	$14,719	8.00%	$18,399	10.00%

Bank	23,208	12.75%	14,558	8.00%	18,198	10.00%

Tier 1 (core) capital to risk-weighted assets

Consolidated	24,372	13.25%	7,359	4.00%	11,039	6.00%

Bank	21,543	11.84%	7,279	4.00%	10,919	6.00%

Tier 1 (core) capital to average assets

Consolidated	24,372	9.26%	10,530	4.00%	13,162	5.00%

Bank	21,543	8.26%	10,433	4.00%	13,041	5.00%

(Dollars in thousands)					To Be Well Capitalized
			For Capital		Under Prompt Corrective
December 31, 2001	Actual		Adequacy Purposes		Action Provisions

	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital to risk-weighted assets

Consolidated	$31,120	22.71%	$10,964	8.00%	$13,705	10.00%

Bank	25,258	18.77%	10,765	8.00%	13,456	10.00%

Tier 1 (core) capital to risk-weighted assets

Consolidated	29,799	21.74%	5,482	4.00%	8,223	6.00%

Bank	23,937	17.79%	5,382	4.00%	8,073	6.00%

Tier 1 (core) capital to average assets

Consolidated	29,799	14.98%	7,956	4.00%	9,945	5.00%

Bank	23,937	12.17%	7,867	4.00%	9,834	5.00%

         The Company’s and the Bank’s capital ratios declined from 12/31/01 to 6/30/02 due to the acquisition of Peoples Financial, which increased net assets by approximately $15 million. However, the Company and the Bank are still considered well capitalized for regulatory purposes.

RESULTS OF OPERATIONS

         Interest income totaled $4.4 million or $977 thousand higher for the three-months ended 6/30/02 as compared to the same period in 2001. Interest expense was $1.5 million for the three months ended 6/30/02 or $177 thousand higher than 2001. This resulted in an increase of $800 thousand or 38.7% in net interest income for the three-month period ended 6/30/02 as compared to 6/30/01, due primarily to the acquisition of Peoples Financial Corporation. The six months results for the periods ended 6/30/02 and 6/30/01 were an increase in interest income of $359 thousand and a decrease in interest expense of $399 thousand. Interest income increased due to higher volume as average earning assets increased from $188.6 million to $218.5 million. Yields on earning assets declined from 7.92% to 7.12%. Interest expense decreased due to lower average costs, which declined from 3.01% to 2.23%. Average volume of interest bearing liabilities increased from $142.2 million to $172.9 million. This resulted in a net interest income increase of $758 thousand or 17.8% for the six months ended 6/30/02 compared to 6/30/01. Net interest rate margins were 4.89% and 4.91% for the first six months of 2002 and 2001, respectively.

         Provision for loan losses was $95 thousand for the three months ended 6/30/02 compared to $15 thousand for the same period in 2001. The provision for loan losses was $115 thousand and $30 thousand for the six months ended 6/30/02 and 6/30/01. Net charge offs for the six months ended 6/30/02 were $16 thousand compared to $28 thousand for the same period in 2001.

         Each quarter, management reviews the adequacy of the allowance for loan losses by reviewing the overall risk profile of the Company’s loan portfolio, by reviewing specific problem credits and assessing the incurred losses based on expected cash flows or collateral values, by reviewing trends in problem loan levels, by updating loss history for the Company’s loans and comparing to the overall banking industry, and by analyzing economic trends that are believed to impact the Company’s borrowers. As previously discussed, management determined that an additional provision in the second quarter 2002 was necessary to increase the reserve for specific problem credits.

         Noninterest income was $366 thousand for the three months ended 6/30/02 or approximately 4.9% above the same period in 2001. Noninterest income was $780 thousand for the six months ended 6/30/02 or approximately 30.1% above the same period in 2001, due mainly to security gains and other miscellaneous income.

         Noninterest expense was $2.2 million for the three months ended 6/30/02 or approximately 32.4% above the same period in 2001. Year to date noninterest expense for 2002 was $3.8 million or 16.2% above the same period in 2001, due mainly to higher salary and employee benefit, data processing and depreciation costs related to the acquisition of Peoples Financial Corporation.

         Net income was $681 thousand for the three months ended 6/30/02 or 14.3% above the same quarter of 2001. Net income was approximately $1.4 million for the six months ended 6/30/02 or 15.5% above the first six months of 2001. The increase was due primarily to higher net interest income, offset by increased operating expenses.

         Net unrealized appreciation on securities available for sale was $931 thousand for the three months ended 6/30/02 compared to $120 thousand for the three months ended 6/30/01. Year to date unrealized appreciation was $554 thousand compared to $767 thousand for the same period last year. The market value of securities in the available for sale portfolio increased due to an increase in stock and bond market levels on certain securities. Comprehensive income was $1.6 million for the three months ended 6/30/02 or 125.1% above the same period in 2001. Comprehensive income was $2.0 million for the six months ended 6/30/02 or 1.2% below the first half of 2001.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

         The acquisition of Peoples Financial increased our portfolio of fixed rate real estate mortgages and increased our exposure to interest rate risk. On December 31, 2001, the Company had a negative one-year cumulative gap of 1.9% of total assets, compared to a negative one-year cumulative gap of 5.3% of total assets on June 30, 2002. A negative gap position would generally imply a negative impact on net interest income in periods of rising rates and a positive impact in periods of falling rates. However, the gap was still within Board-approved policy limits of –10% and +10%.

PART II. OTHER INFORMATION

         Item 1. Legal Proceedings — None

         Item 2. Changes in Securities and use of proceeds — None

         Item 3. Defaults Upon Senior Securities — None

         Item 4. Submission of matters to a vote of security holders – The Company held its Annual Shareholders’ Meeting on April 25, 2002, for the purpose of electing three directors. Shareholders received proxy materials containing the information required by this item. Results of shareholder voting were as follows.

Election of Directors:	Charles J. Dolezal	John W. Kropf	James F. Woolley

For	1,681,838	1,676,377	1,682,338

Against	—	—	—

Withheld	6,182	11,644	5,682

Shares not voted by Brokers	25,066	25,066	25,066

         The following directors continued their terms of office after the 2002 Annual Shareholders’ meeting: Bobbi E. Douglas, John E. Sprunger, Howard J. Wenger, Sara Balzarini, Steve Schmid and Albert W. Yeagley.

         Item 5. Other Information — None

         Item 6. Exhibits and Reports on Form 8-K

a.	Exhibits

Exhibit No.		If incorporated by Reference,
Under Reg.		Documents with Which Exhibit
S-K, Item 601	Description of Exhibits	Was Previously Filed with SEC

(3)(i)	Amended Articles of Incorporation	Registration Statement S-4 filed 3/31/86 File No. 33-03711

(3)(ii)	Code of Regulations	Registration Statement S-4 filed 3/31/86 File No. 33-03711

(10.1)	Directors Defined Benefit Plan Agreement	Annual Report 10-K filed 3/29/01 File No. 000-14773

(10.2)	Special Separation Agreement	Annual Report 10-K filed 3/29/01 File No. 000-14773

(10.3)	Agreement and Plan of Merger, dated as of October 2, 2001, between National Bancshares Corporation and Peoples Financial Corporation	Form 8-K filed 10/3/01 File No. 000-14773

(11)	Computation of Earnings per Share	See Consolidated Statements of Income and Comprehensive Income, Page 4

(99.01)	Certification

No other exhibits are required to be filed herewith pursuant to Item 601 of Regulation S-K.

b.	Reports on Form 8-K filed for the quarter ended 6/30/02 – Notice of registrant’s acquisition of Peoples Financial Corporation dated April 3, 2002, was filed with SEC on April 12, 2002 and amended on May 14, 2002.

Signatures

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

National Bancshares Corporation

Date:	August 9, 2002	/s/Charles J. Dolezal

Charles J. Dolezal, President

Date:	August 9, 2002	/s/Lawrence M. Cardinal, Jr.

Lawrence M. Cardinal, Jr., Treasurer (Principal Financial Officer)