Form 10-Q
period 2002-09-30
NATIONAL BANCSHARES CORP /OH/
filed 2002-11-13
CIK 790362

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended September 30, 2002

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

Yes   X  . No        .

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of November 1, 2002:

Common Stock, Without Par Value: 2,230,981 Shares Outstanding

National Bancshares Corporation

Index

		Page
		Number

Part I. Financial Information

Item 1.	Financial Statements

	Consolidated Balance Sheets as of September 30, 2002 and December 31, 2001 (Unaudited)	3

	Consolidated Statements of Income and Comprehensive Income for the three and nine months ended September 30, 2002 and 2001 (Unaudited)	4

	Consolidated Statements of Cash Flows for the nine months ended September 30, 2002 and 2001 (Unaudited)	5

	Notes to Consolidated Financial Statements (Unaudited)	6 — 8

Item 2.	Management’s Discussion and Analysis
	of Financial Condition and Results of Operations	8 — 13

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	13

Item 4.	Controls and Procedures	13

Part II. Other Information		14

Item 1.	Legal Proceedings — None
Item 2.	Changes in Securities and use of proceeds — None
Item 3.	Defaults Upon Senior Securities — None
Item 4.	Submission of matters to a vote of security holders — None
Item 5.	Other Information — None
Item 6.	Exhibits and Reports on Form 8-K

Signatures		15

Exhibits		16 — 18

NATIONAL BANCSHARES CORPORATION

CONSOLIDATED BALANCE SHEETS (Unaudited)

	9/30/02	12/31/01

ASSETS
Cash and due from banks	$9,790,248	$6,935,082
Federal funds sold	9,080,000	3,325,000

Total cash and cash equivalents	18,870,248	10,260,082
Interest bearing deposits with banks	996,614	1,994,011
Securities available for sale (at fair value)	45,847,942	47,509,304
Securities held to maturity	12,786,666	13,334,351
Fair value September 30, 2002 - $13,630,000
December 31, 2001 - $13,807,000
Federal bank stock	2,661,850	1,027,300
Loans:
Commercial	62,081,215	50,611,546
Real estate mortgage	127,885,164	60,190,050
Installment	7,178,761	7,602,080

Total loans	197,145,140	118,403,676
Less: Unearned income	357,102	201,720
Allowance for loan losses	1,682,788	1,321,152

Loans, net	195,105,250	116,880,804
Accrued interest receivable	1,664,798	1,219,110
Premises and equipment	4,830,648	2,974,524
Goodwill	5,474,431	—
Other assets	3,557,765	2,563,960

TOTAL	$291,796,212	$197,763,446

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Demand	$31,091,189	$27,024,824
Savings and N.O.W.s	110,993,777	80,877,564
Time	91,065,172	51,616,907

Total deposits	233,150,138	159,519,295
Securities sold under repurchase agreements	3,605,579	3,422,657
Federal reserve note account	1,000,000	111,233
Federal Home Loan Bank advances	17,499,297	2,207,807
Accrued interest payable	580,715	465,049
Other liabilities	2,567,411	1,115,217

Total liabilities	258,403,140	166,841,258

SHAREHOLDERS’ EQUITY
Common stock — without par value; 6,000,000 shares authorized; 2,289,528 shares issued	11,447,640	11,447,640
Additional paid-in capital	4,689,800	4,689,800
Retained earnings	16,879,678	15,620,935
Accumulated other comprehensive income	1,671,450	784,297
Less: Treasury shares (at cost): 58,547 and 69,335 shares as of September 30, 2002 and December 31, 2001	(1,295,496)	(1,620,484)

Total shareholders’ equity	33,393,072	30,922,188

TOTAL	$291,796,212	$197,763,446

See notes to consolidated financial statements

NATIONAL BANCSHARES CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME (Unaudited)

	Three months ended		Nine months ended

	9/30/02	9/30/01	9/30/02	9/30/01

INTEREST AND DIVIDEND INCOME:
Loans, including fees	$3,309,038	$2,277,570	$8,759,793	$6,906,166
Federal funds sold	47,549	53,482	85,396	319,874
Securities:
Taxable	733,857	780,674	2,225,375	2,407,931
Nontaxable	201,149	244,334	625,878	767,369

Total interest and dividend income	4,291,593	3,356,060	11,696,442	10,401,340
INTEREST EXPENSE:
Deposits	1,215,601	1,132,233	3,380,129	3,749,375
Short-term borrowings	3,610	21,437	10,548	88,800
Federal Home Loan Bank advances	160,785	42,255	374,139	141,300

Total interest expense	1,379,996	1,195,925	3,764,816	3,979,475

Net interest income	2,911,597	2,160,135	7,931,626	6,421,865
PROVISION FOR LOAN LOSSES	25,000	10,000	140,000	40,000

Net interest income after provision for loan losses	2,886,597	2,150,135	7,791,626	6,381,865
NONINTEREST INCOME
Checking account fees	197,406	172,162	560,256	484,933
Gain on sale of loans	6,460	—	8,409	43,750
Securities gains, net	6,007	—	188,331	97,003
Other	129,449	104,708	362,796	251,034

Total noninterest income	339,322	276,870	1,119,792	876,720
NONINTEREST EXPENSE:
Salaries and employee benefits	1,128,308	887,411	3,180,376	2,638,588
Data processing fees	175,548	156,352	558,483	468,459
Net occupancy expense	95,630	50,479	250,018	166,626
Depreciation — furniture and fixtures	82,868	56,067	242,054	189,634
Franchise taxes	74,204	79,224	228,675	239,480
Maintenance and repairs	64,544	53,519	165,522	146,838
Other expenses	429,811	321,333	1,201,813	1,005,254

Total noninterest expense	2,050,913	1,604,385	5,826,941	4,854,879

INCOME BEFORE INCOME TAXES	1,175,006	822,620	3,084,477	2,403,706
Income tax expense	300,249	195,031	799,427	554,793

NET INCOME	874,757	627,589	2,285,050	1,848,913

OTHER COMPREHENSIVE INCOME:
Unrealized appreciation (depreciation) in fair value of securities available for sale, net of tax	337,367	301,624	1,011,451	997,935
Reclassification adjustment for realized gains included in earnings, net of tax	(3,964)	—	(124,298)	(64,022)
Cumulative effect of adopting SFAS No. 133	—	—	—	134,368

	333,403	301,624	887,153	1,068,281

COMPREHENSIVE INCOME	$1,208,160	$929,213	$3,172,203	$2,917,194

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	2,230,267	2,233,212	2,226,894	2,232,895

BASIC EARNINGS PER COMMON SHARE	$0.39	$0.28	$1.03	$0.83

DIVIDENDS DECLARED PER COMMON SHARE	$0.14	$0.13	$0.40	$0.39

See notes to consolidated financial statements

NATIONAL BANCSHARES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended

	9/30/02	9/30/01

Net Cash From Operating Activities	$1,535,809	$3,382,590
Cash Flows From Investing Activities:
Net change in interest-bearing deposits with banks	997,397	(3,163)
Securities Held to Maturity
Proceeds from Maturities and Repayments	2,139,800	2,343,750
Purchases	(796,568)	(504,500)
Securities Available for Sale
Proceeds from Maturities and Repayments	8,726,465	17,263,912
Proceeds from Sales	5,317,609	134,171
Purchases	(5,865,603)	(12,418,244)
Purchases of Federal bank stock	(446,050)	—
Net Cash Paid for Acquisition	(1,083,198)	—
Capital Expenditures	(462,869)	(528,087)
Proceeds from Sale of Loans	1,195,026	—
Net Change in Loans to Customers	1,442,358	(7,907,941)

Net Cash From Investing Activities	11,164,367	(1,620,102)
Cash Flows from Financing Activities:
Net Change in Demand and Savings Accounts	13,478,162	2,654,664
Net Change in Time Deposits	(13,842,258)	(5,121,928)
Net Change in Short-Term Borrowings	1,071,689	901,709
Repayments on Federal Home Loan Bank Advances	(4,119,996)	(921,143)
Dividends Paid	(867,406)	(893,935)
Dividends Reinvested	189,799	47,351
Purchase of Treasury Shares	—	(238,254)

Net Cash From Financing Activities	(4,090,010)	(3,571,536)

Net Change in Cash and Cash Equivalents	8,610,166	(1,809,048)
Beginning Cash and Cash Equivalents	10,260,082	15,212,797

Ending Cash and Cash Equivalents	$18,870,248	$13,403,749

Supplemental Disclosures
Cash Paid for Interest	$3,649,150	$4,233,826
Cash Paid for Income Taxes	$685,000	$570,000
Non-cash Items:
Securities Transferred from Held to Maturity to Available for Sale	—	$30,661,985

See notes to consolidated financial statements.

National Bancshares Corporation

Notes to Consolidated Financial Statements (Unaudited)

Note 1. Basis of Presentation

     The accompanying consolidated financial statements include the accounts of National Bancshares Corporation (the “Company”) and its wholly owned subsidiary, First National Bank, Orrville, Ohio (the “Bank”). All significant intercompany transactions and balances have been eliminated. The consolidated balance sheet as of September 30, 2002, the consolidated statements of income and comprehensive income for the three and nine month periods ended September 30, 2002 and 2001, and the consolidated statements of cash flows for the nine month periods ended September 30, 2002 and 2001 have been prepared by the Company without audit. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

     The consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q, but do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These statements should be read in conjunction with the consolidated financial statements and footnotes in the Company’s annual report on Form 10-K for the year ended December 31, 2001. Operating results for the nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

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

     The FASB recently issued SFAS No. 145 and 146. SFAS No. 145 covers debt extinguishments and leases, and made some minor technical corrections. Gains and losses on extinguishments of debt, always treated as an extraordinary item under a previous standard, will now no longer be considered extraordinary, except under very limited conditions. If a capital lease is modified to an operating, than it will now be treated as a sale-leaseback instead of a new lease. SFAS No. 146 covers accounting for costs associated with exit or disposal activities, such as lease termination costs or employee severance costs. The Statement replaces EITF 94-3, and is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. It requires these costs to be recognized when they are incurred rather than at the date of commitment to an exit or disposal plan. Management does not expect the adoption of these statements to be material.

     In October 2002, the FASB issued SFAS No. 147, “Acquisitions of Certain Financial Institutions,” which amends and reconsiders certain provisions of SFAS No. 72. This statement addresses the financial accounting and reporting for the acquisition of all or part of a financial institution. The statement provides that unidentified intangible assets associated with branch acquisitions, considered a business combination under the provisions of SFAS No. 141, “Business Combinations,” should be reclassified as goodwill and accounted for under the provisions of SFAS No. 142. The Company adopted this Statement on October 1, 2002. The effect of this Statement on the financial position and results of operations of the Company is not expected to be material.

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

     The following table summarizes the estimated fair values of the assets acquired and liabilities assumed. At April 3, 2002

($000s)

Cash and cash equivalents	$14,066
Investment securities	5,823
Federal bank stock	1,147
Loans, net	80,993
Premises and equipment, net	1,755
Other assets	257
Core deposit intangibles	1,063
Goodwill	5,474

Total assets acquired	110,578
Deposits	(73,995)
Federal Home Loan Bank advances	(19,411)
Other liabilities	(1,698)

Total liabilities assumed	(95,104)

Net assets acquired	$15,474

     The core deposit intangibles have a weighted average useful life of 10 years and the amortization is not tax deductible. The goodwill of $5,474,000 represents the acquisition cost in excess of book value of $5,832,000, less adjustment to reflect fair values of $674,000, plus merger related expenses of $316,000. Management is reviewing the possibility of allocating other identified intangible assets.

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

     The following summarized unaudited pro forma financial information for the periods ended September 30, 2002 and 2001 assume the Peoples Financial Corporation acquisition occurred as of January 1, 2001. The September 30, 2002 financial information includes approximately $900 thousand in merger related expenses incurred by Peoples Financial Corporation.

In thousands, except per share data		For the nine months ended

	9/30/02	9/30/01

Net interest income	$8,542	$8,486
Net income	1,310	2,201
Basic and diluted earnings per common share	0.59	0.99

Note 3. Federal Home Loan Bank Advances

Advances from the Federal Home Bank (FHLB) were as follows:
In thousands

	9/30/02	12/31/01

Fixed rate advances, convertible to variable rates at the option of the FHLB one, two or three years from date of note, maturities November 15, 2010 through February 2, 2011, at rates from 4.60% to 5.79%	$16,274

Maturities through 2002, fixed rate at 6.5%	225	$1,208

Maturity in 2010 fixed rate at 6.26% convertible to variable rate if 3-month LIBOR is at or above predetermined conversion	1,000	1,000

Total	$17,499	$2,208

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

     FINANCIAL CONDITION

     Balance Sheets

     Total assets increased $94.0 million or 47.5% from 12/31/01 principally due to the acquisition of Peoples Financial Corporation. Federal funds sold increased $5.8 million or 173.1% due mainly to the growth in deposits and other borrowings. Total securities declined $2.2 million or 3.6% from 12/31/01 to support loan demand. Net loans increased $78.2 million or 66.9% mainly due to the acquisition noted above. Commercial loans increased $11.5 million or 22.7% and real estate mortgages increased $67.7 million or 112.5%, while installment loans decreased $0.4 million or 5.6%. Goodwill increased $5.5 million and other assets (which includes core deposit intangible of $1.0 million) increased $1.0 million mainly due to the acquisition.

     The carrying amounts and estimated fair values of securities are summarized as follows:

	September 30, 2002

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Available for Sale:
U.S. Government and federal agency		$1,177,549	$332	$15,556,624
State and municipal		184,714	—	2,461,595
Corporate bond and notes		1,582,716	124,231	25,902,981

Total debt securities		2,944,979	124,563	43,921,200
Equity securities		70,083	357,950	1,926,742

Total		$3,015,062	$482,513	$45,847,942

Held to Maturity:
State and municipal	$12,786,666	$843,737		$13,630,403

	December 31, 2001

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Available for Sale:
U.S. Government and federal agency		$540,133	$2,616	$16,567,812
State and municipal		55,614	—	2,341,209
Corporate bond and notes		864,259	186,053	26,326,912

Total debt securities		1,460,006	188,669	45,235,933
Equity securities		144,125	227,133	2,273,371

Total		$1,604,131	$415,802	$47,509,304

Held to Maturity:
State and municipal	$13,334,351	$479,921	$7,694	$13,806,578

The activity in the allowance for loan losses for the first nine months of 2002 and 2001 was as follows:

	2002	2001

Beginning balance	$1,321,152	$1,343,124
Provision for loan losses	140,000	40,000
Loans charged-off	(35,817)	(72,209)
Recoveries	12,924	15,704
Transfer of allowance from merged entity	244,529	—

Ending balance	$1,682,788	$1,326,619

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

     During 2002, management allocated additional funds to the loan loss specific reserves due mainly to one large impaired commercial loan. The impaired commercial loan has an outstanding balance of approximately $1.6 million. Based upon an analysis of the present value of future payments on the loan and the estimated market value of collateral, net of liens and other costs, management determined that approximately $1.1 million in specific reserves was required on this loan. On December 31, 2001 this loan had a specific reserve of $750 thousand. The estimated reserve amount on this loan may increase or decrease based upon future events. Management has established a workout payment plan with this customer. The customer is performing as agreed and the loan is not past due. The provision of $140 thousand for the nine months ended 9/30/02 is primarily due to the impaired commercial loan discussed above. This compares to a $40 thousand provision for the same period in 2001. The increased allocation discussed above for 2002 was offset by a decrease in other specific reserves.

     The allowance for loan losses to total loans outstanding was .85% for September 30, 2002 compared to 1.12% for December 31, 2001. The ratio was impacted by the acquisition of Peoples Financial Corporation. Their loan portfolio consisted mainly of one-to-four family real estate mortgage loans, which carry substantially less risk than other types of loans. On an annualized basis, net charge-offs to total average loans were .02% for the first nine months of 2002 and .07% for the first nine months of 2001. The ratio of non-performing loans to total loans was .16% ($310,138) for September 30, 2002 compared to .22% ($258,778) for December 31, 2001. Non-performing loans consist of loans that have been placed on nonaccrual status.

Impaired loans at September 30, 2002 and December 31, 2001 were as follows:

	9/30/02	12/31/01

Loans with no allocated allowance for loan losses	$—	$58,749
Loans with allocated allowance for loan losses	1,721,322	5,000
Amount of the allowance for loan losses allocated	1,169,194	5,000

	9/30/02	9/30/01

Average of impaired loans during the first nine months of 2002 and 2001	$239,915	$20,038
Interest income recognized during impairment	5,264	1,074
Cash-basis interest income recognized	5,264	1,074

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

     Total deposits increased $73.6 million or approximately 46.2% from 12/31/01, mainly due to the acquisition of Peoples Financial Corporation. Non-interest bearing demand accounts increased 15.0%, savings and N.O.W. accounts increased 37.2% and time deposits increased 76.4%. Time deposit balances are affected by the interest rates offered by competitors in our market area. Securities sold under repurchase agreements increased $0.2 million from 12/31/01. The Federal Reserve note account increased $0.9 million and Federal Home Loan Bank advances increased $15.3 million due to the acquisition. Other liabilities increased $1.5 million or 130.2% mainly due to an increase in deferred taxes related to unrealized gains on available for sale securities. Total shareholders’ equity increased $2.5 million or 8.0% from 12/31/01.

     Statements of Cash Flows

     Net cash from operating activities for the first nine months of 2002 was $1.5 million compared to $3.4 million for the first nine months of 2001. The decrease was due primarily to proceeds from the sale of loans in 2001 and related changes in other assets and other liabilities. Net cash from investing activities for the first nine months of 2002 was $11.2 million, compared to ($1.6) million for the first nine months of 2001. The increase was due primarily to a decrease in securities purchases and the net change in loans to customers. Net cash from financing activities was ($4.1) million for the first nine months of 2002 compared to ($3.6) million for the first nine months of 2001. The change was primarily due to the net change in demand and savings accounts, offset by declines in time deposits and repayments on Federal Home Loan Bank advances. Total cash and cash equivalents increased $8.6 million during the first nine months of 2002. With total cash and cash equivalents of $18.9 million as of 9/30/02, the Company’s liquidity ratios continue to remain favorable.

     Analysis of Equity

     The Company and the Bank are subject to regulatory capital requirements administered by federal banking agencies. The following is a summary of the actual and required regulatory capital amounts and ratios.

(Dollars in thousands)					To Be Well Capitalized
			For Capital		Under Prompt Corrective
September 30, 2002	Actual		Adequacy Purposes		Action Provisions

	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total capital to risk-weighted assets
Consolidated	$26,496	14.24%	$14,887	8.00%	$18,609	10.00%
Bank	24,133	13.09%	14,749	8.00%	18,436	10.00%
Tier 1 (core) capital to risk-weighted assets
Consolidated	24,813	13.33%	7,444	4.00%	11,165	6.00%
Bank	22,450	12.18%	7,374	4.00%	11,061	6.00%
Tier 1 (core) capital to average assets
Consolidated	24,813	8.68%	11,430	4.00%	14,288	5.00%
Bank	22,450	7.91%	11,354	4.00%	14,192	5.00%

(Dollars in thousands)					To Be Well Capitalized
			For Capital		Under Prompt Corrective
December 31, 2001	Actual		Adequacy Purposes		Action Provisions

	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total capital to risk-weighted assets
Consolidated	$31,120	22.71%	$10,964	8.00%	$13,705	10.00%
Bank	25,258	18.77%	10,765	8.00%	13,456	10.00%
Tier 1 (core) capital to risk-weighted assets
Consolidated	29,799	21.74%	5,482	4.00%	8,223	6.00%
Bank	23,937	17.79%	5,382	4.00%	8,073	6.00%
Tier 1 (core) capital to average assets
Consolidated	29,799	14.98%	7,956	4.00%	9,945	5.00%
Bank	23,937	12.17%	7,867	4.00%	9,834	5.00%

     The Company’s and the Bank’s capital ratios declined from 12/31/01 to 9/30/02 due to the acquisition of Peoples Financial, which increased total assets by approximately $110 million. However, the Company and the Bank are still considered well capitalized for regulatory purposes.

     RESULTS OF OPERATIONS

     Interest income totaled $4.3 million or $935 thousand higher for the three-months ended 9/30/02 as compared to the same period in 2001. Interest expense was $1.4 million for the three months ended 9/30/02 or $184 thousand higher than 2001. This resulted in an increase of $751 thousand or 34.8% in net interest income for the three-month period ended 9/30/02 as compared to 9/30/01, due primarily to the acquisition of Peoples Financial Corporation. The nine months results for the periods ended 9/30/02 and 9/30/01 were an increase in interest income of $1.3 million and a decrease in interest expense of $215 thousand. Interest income increased due to higher volume as average earning assets increased from $188.2 million to $236.0 million. Yields on earning assets declined from 7.67% to 6.81%. Interest expense decreased due to lower average costs, which declined from 3.75% to 2.64%. Average volume of interest bearing liabilities increased from $141.5 million to $190.5 million. This resulted in a net interest income increase of $1.5 million or 23.5% for the nine months ended 9/30/02 compared to 9/30/01. Net interest rate margins were 4.68% and 4.85% for the first nine months of 2002 and 2001, respectively.

     Provision for loan losses was $25 thousand for the three months ended 9/30/02 compared to $10 thousand for the same period in 2001. The provision for loan losses was $140 thousand and $40 thousand for the nine months ended 9/30/02 and 9/30/01. Net charge offs for the nine months ended 9/30/02 were $23 thousand compared to $57 thousand for the same period in 2001.

     Each quarter, management reviews the adequacy of the allowance for loan losses by reviewing the overall risk profile of the Company’s loan portfolio, by reviewing specific problem credits and assessing the incurred losses based on expected cash flows or collateral values, by reviewing trends in problem loan levels, by updating loss history for the Company’s loans and comparing to the overall banking industry, and by analyzing economic trends that are believed to impact the Company’s borrowers. As previously discussed, management determined that an additional provision in 2002 was necessary to increase the allowance, primarily due to one large problem credit.

     Noninterest income was $339 thousand for the three months ended 9/30/02 or approximately 22.6% above the same period in 2001. Noninterest income was $1.1 million for the nine months ended 9/30/02 or approximately 27.7% above the same period in 2001, due mainly to higher security gains and other miscellaneous income.

     Noninterest expense was $2.1 million for the three months ended 9/30/02 or approximately 27.8% above the same period in 2001. Year to date noninterest expense for 2002 was $5.8 million or 20.0% above the same period in 2001, due mainly to higher salary and employee benefit, data processing, occupancy and other expenses related to the acquisition of Peoples Financial Corporation.

     Net income was $875 thousand for the three months ended 9/30/02 or 39.4% above the same quarter of 2001. Net income was approximately $2.3 million for the nine months ended 9/30/02 or 23.6% above the first nine months of 2001. The increase was due primarily to higher net interest income, offset by increased operating expenses.

     Net unrealized appreciation on securities available for sale was $333 thousand for the three months ended 9/30/02 compared to $302 thousand for the three months ended 9/30/01. Year to date unrealized appreciation was $887 thousand compared to $1.1 million for the same period last year. The market value of securities in the available for sale portfolio increased due to an increase in bond market levels on certain securities. Comprehensive income was $1.2 million for the three months ended 9/30/02 or 30.0% above the same period in 2001. Comprehensive income was $3.2 million for the nine months ended 9/30/02 or 8.7% above the first nine months of 2001.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     The acquisition of Peoples Financial in April 2002, increased our portfolio of fixed rate real estate mortgages and increased our exposure to interest rate risk. During the third quarter of 2002, cash and cash equivalents increased by $3.1 million and real estate mortgages decreased by $7.8 million, reducing our exposure to interest rate risk. The table below illustrates the change in the fair value of assets and liabilities that could potentially occur in different rate environments based on assumed cash flows.

Change in interest rates	Percentage change in fair value
(Basis points)	Assets	Liabilities

+200	-5.6%	1.1%
-200	4.7%	-1.6%

Item 4. Controls and Procedures

     Within 90 days prior to the date of this Quarterly Report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s President and Treasurer (Principal Financial Officer), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon that evaluation, the President and Treasurer concluded that the Company’s disclosure controls and procedures were effective as of the date of their evaluation in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in this Quarterly Report.

     There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect the internal controls subsequent to the date the Company completed its evaluation.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings — None
Item 2.	Changes in Securities and use of proceeds — None
Item 3.	Defaults Upon Senior Securities — None
Item 4.	Submission of matters to a vote of security holders – None
Item 5.	Other Information — None
Item 6.	Exhibits and Reports on Form 8-K
a. Exhibits

Exhibit No.		If incorporated by Reference,
Under Reg.		Documents with Which Exhibit
S-K, Item 601	Description of Exhibits	Was Previously Filed with SEC

(3)(i)	Amended Articles of Incorporation	Registration Statement S-4 filed 3/31/86 File No. 33-03711

(3)(ii)	Code of Regulations	Registration Statement S-4 filed 3/31/86 File No. 33-03711

(10.1)	Directors Defined Benefit Plan Agreement	Annual Report 10-K filed 3/29/01 File No. 000-14773

(10.2)	Special Separation Agreement	Annual Report 10-K filed 3/29/01 File No. 000-14773

(10.3)	Agreement and Plan of Merger, dated as of October 2, 2001, between National Bancshares Corporation and Peoples Financial Corporation	Form 8-K filed 10/3/01 File No. 000-14773

(11)	Computation of Earnings per Share	See Consolidated Statements of Income and Comprehensive Income, Page 4

(99.01)	Certification

(99.02)	Certification

(99.03)	Certification

No other exhibits are required to be filed herewith pursuant to Item 601 of Regulation S-K.

b. There were no reports on Form 8-K filed for the quarter ended 9/30/02

Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

National Bancshares Corporation

Date: November 8, 2002	/s/Charles J. Dolezal Charles J. Dolezal, President

Date: November 8, 2002	/s/Lawrence M. Cardinal, Jr. Lawrence M. Cardinal, Jr., Treasurer (Principal Financial Officer)