Form 10-K
period 2002-12-31
NATIONAL BANCSHARES CORP /OH/
filed 2003-03-26
CIK 790362

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.      X

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes     No     X

State the aggregate market value of the voting stock held by non-affiliates of the registrant as of June 28, 2002, the last business day of the registrant’s most recently completed second fiscal quarter: $39,353,620.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of March 7, 2003.

Common Stock, No Par Value: 2,234,488

Documents Incorporated by Reference:

•     Portions of the registrant’s Proxy Statement dated March 21, 2003 and previously filed March 20, 2003, are incorporated by reference into Part III.

•     Portions of the registrant’s Annual Report to Shareholders, December 31, 2002 are incorporated by reference in Parts I, II, IV.

Form 10-K Cross Reference Index		Page
Part I

Item 1 -	Business

Forward-looking Statements		4

Description of Business		4-5

Financial Ratios — Note 1		A24

Daily Average Balance Sheets, Interest and Rates — Note 1		A23

Volume and Rate Variance Analysis		7

Investment Portfolio		8

Loan Portfolio		9

Summary of Loan Loss Experience		10

Deposits		11

Item 2 -	Properties	6

Item 3 -	Legal Proceedings	6

Item 4 -	Submission of Matters to a Vote of Security

	Holders - None

Part II

Item 5 -	Market for the Registrant’s Common Equity

	and Related Stockholder Matters — Note 1	A9

	(Also see inside back cover - 2002 Annual Report)

	Number of shareholders of common stock	6

Item 6 -	Selected Financial Data — Note 1	A24

Item 7 -	Management’s Discussion and Analysis of Financial

	Condition and Results of Operation — Note 1	A4-9

-	Liquidity Management	6

Item 7A -	Quantitative and Qualitative Disclosures About Market Risk (See Asset and Liability Management) — Note 1	A7-8

Item 8 -	Financial Statements — Note 1	A10-21

Item 9 -	Changes in and Disagreements with Accountants on

	Accounting and Financial Disclosure — None

Part III

Item 10 -	Directors of the Registrant — Note 2	B3

	Executive Officers of the Registrant	6-7

Item 11 -	Executive Compensation — Note 2	B6

Item 12 -	Security Ownership of Certain Beneficial

	Owners and Management — Note 2	B3

Item 13 -	Certain Relationships and Related Transactions —

	Note 2	B9

Item 14 -	Controls and Procedures	7

Part IV

Item 15 -	Exhibits, Financial Statement Schedules and Reports on Form 8-K Report of Crowe, Chizek and Company LLP, Independent Auditors — Note 1	A22

Financial Statements: — Note 1

Consolidated Balance Sheets as of December 31, 2002 and 2001	A10

Consolidated Statements of Income for the Years Ended December 31, 2002, 2001 and 2000	A11

Consolidated Statements of Cash Flows for the Years Ended December 31, 2002, 2001 and 2000	A13

Consolidated Statements of Changes in Shareholders’ Equity for the Years Ended December 31, 2002, 2001and 2000	A12

Notes to Financial Statements — Note 1	A14-21

Reports on Form 8-K filed in fourth quarter of 2002: None

Exhibit Table	16

Signatures	12-13

Certification of President	14

Certification of Treasurer	15
Appendix A — National Bancshares 2002 Annual Report to Shareholders	A

Note 1 — Incorporated by reference from the registrant’s Annual Report to Shareholders for the year ended December 31, 2002— Appendix A

Note 2 — Incorporated by reference from the registrant’s proxy statement dated March 21, 2003 previously filed with the SEC on March 20, 2003

Item 1 — Business:

Forward-looking Statements
This document contains forward-looking statements (as defined in the Private Securities Litigation Reform Act of 1995) about National Bancshares Corporation (the “Company”) and its subsidiary, First National Bank, Orrville, Ohio (the “Bank”). Information incorporated in this document by reference, future filings by the Company on Form 10-Q and Form 8-K, and future oral and written statements by the Company and its management may also contain forward-looking statements. Forward-looking statements include statements about anticipated operating and financial performance, such as loan originations, operating efficiencies, loan sales, charge-offs and loan loss provisions, growth opportunities, interest rates and deposit growth. Words such as “may,” “could,” “should,” “would,” “believe,” “anticipate,” “estimate,” “expect,” “intend,” “project,” “plan,” and similar expressions are intended to identify these forward-looking statements.

Forward-looking statements are necessarily subject to many risks and uncertainties. A number of things could cause actual results to differ materially from those indicated by the forward-looking statements. These include the factors we discuss immediately below, those addressed under the caption “Financial Review,” other factors discussed elsewhere in this document or identified in our filings with the Securities and Exchange Commission, and those presented elsewhere by our management from time to time. Many of the risks and uncertainties are beyond our control. The following factors could cause our operating and financial performance to differ materially from the plans, objectives, assumptions, expectations, estimates, and intentions expressed in the forward-looking statements:

•	the strength of the United States economy in general and the strength of the local economies in which we conduct our operations; general economic conditions, either nationally or regionally, may be less favorable than we expect, resulting in a deterioration in the credit quality of our loan assets, among other things

•	the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest-rate policies of the Federal Reserve Board

•	inflation, interest rate, market, and monetary fluctuations

•	the development and acceptance of new products and services of the Company and its subsidiary and the perceived overall value of these products and services by users, including the features, pricing, and quality compared to competitors’ products and services

•	the willingness of users to substitute our products and services for those of competitors

•	the impact of changes in financial services laws and regulations (including laws concerning taxes, banking, securities, and insurance)

•	changes in consumer spending and saving habits

Forward-looking statements are based on our beliefs, plans, objectives, goals, assumptions, expectations, estimates, and intentions as of the date the statements are made. Investors should exercise caution because the Company cannot give any assurance that its beliefs, plans, objectives, goals, assumptions, expectations, estimates, and intentions will be realized. The Company disclaims any obligation to update or revise any forward-looking statements based on the occurrence of future events, the receipt of new information, or otherwise.

Description of Business
National Bancshares Corporation (the “Company”), incorporated in 1985, is a one-bank holding company for First National Bank, Orrville, Ohio (the “Bank”). The formation was approved by shareholders on April 24, 1986 and consummated on June 2, 1986. The Bank offers a full line of services usually found in any commercial bank operation, including checking accounts, savings accounts, certificates of deposit, personal loans, loans to business and industry, installment loans, safety deposit boxes and credit cards. While the Company’s chief decision-makers monitor the revenue streams of the various products and services, operations are managed and financial performance is evaluated on a Company-wide basis. Accordingly, all of the Company’s banking operations are considered by management to be aggregated in one reportable operating segment. The Bank does not have trust powers and, therefore, does not offer trust services. The Bank operates thirteen full service offices and one limited service office in a market area comprising most of Wayne County, western Stark County, northeastern Holmes County and southern Medina County. There are approximately 17 other banking and thrift organizations in the immediate market area. The Bank also competes with insurance companies, consumer finance companies, credit unions, mortgage banking companies, and commercial finance and leasing companies. In addition, money market mutual funds and brokerage houses provide many of the financial services offered by the Bank. The principal methods of competition are the rates of interest charged and paid for loans and deposits, fees charged for services, the quality of services provided and the convenience of banking hours and branch locations. No major elimination of services presently offered is anticipated in the immediate future.

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

The Gramm-Leach-Bliley Act defines “financial in nature” to include securities underwriting, dealing and market making; sponsoring mutual funds and investment companies; insurance underwriting and agency; merchant banking activities; and activities that the Board has determined to be closely related to banking. Subsidiary banks of a financial holding company must continue to be well capitalized and well managed in order to continue to engage in activities that are financial in nature without regulatory actions or restrictions, which could include divestiture of the financial in nature subsidiary or subsidiaries. In addition, a financial holding company or a bank may not acquire a company that is engaged in activities that are financial in nature unless each of the subsidiary banks of the financial holding company or the bank has a CRA rating of satisfactory or better. The Company elected to become a financial holding company in November 2002.

On July 30, 2002, Congress enacted the Sarbanes-Oxley Act of 2002, a law that addresses, among other issues, corporate governance, auditing and accounting, executive compensation, and enhanced and timely disclosure of corporate information. Effective August 29, 2002, per Section 302(a) of the Act, the Company’s President and Treasurer are each required to certify that the Company’s Quarterly and Annual Reports do not contain any untrue statement of a material fact. These officers must certify that: they are responsible for establishing, maintaining and regularly evaluating the effectiveness of the Company’s internal controls; they have made certain disclosures to the Company’s auditors and the audit committee of the Board of Directors about the Company’s internal controls; and they have included information in the Company’s Quarterly and Annual Report about their evaluation and whether there have been significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the evaluation.

Item 2 — Properties:
The headquarters of the Company and the Bank are located in Orrville, Ohio. The Bank has a total of fourteen banking office buildings, which are located in Orrville, Dalton, Kidron, Smithville, Mt. Eaton, Apple Creek, Lodi, Wooster, Seville and Massillon, Ohio. All buildings are owned by the Bank with the exception of the Seville and Massillon Marketplace Office, which are leased facilities.

Item 3 — Legal Proceedings
There were no legal proceedings during 2002, other than ordinary routine litigation which was incidental to business and which was not material.

Item 5 — Number of shareholders of common stock
The Company had 961 shareholders of common stock as of February 28, 2003. Price ranges of the Company’s common stock for 2002 and 2001 are reported in the Annual Report to Shareholders (Appendix A). A local broker that deals in the Company’s stock supplied the stock prices.

Item 7 — Liquidity Management
Additional information regarding liquidity can be found in the Annual Report to Shareholders, (Appendix A, Page 6). Effective liquidity management ensures the cash flow requirements of depositors and borrowers, as well as the operating cash needs of the Corporation, are met.

Funds are available from a number of sources, including the securities portfolio, the core deposit base, the ability to acquire large deposits, short-term funding arrangements with correspondent banks and the Federal Home Loan Bank, and the capability to package loans for sale. On December 31, 2002, the Corporation had $17.2 million in advances from the Federal Home Loan Bank. No borrowings have occurred under the short-term funding arrangements with correspondent banks.

The Corporation’s major source of funding to meet its liquidity requirements is dividends and return of investment from its subsidiary, First National Bank. Information regarding dividends paid by the Bank to the Corporation and dividend restrictions is located in the consolidated financial statements and note 12 of the Annual Report to Shareholders. As discussed in note 2 of the Annual Report to Shareholders, on April 3, 2002 the Corporation acquired Peoples Financial Corporation, a financial institution holding company located in Massillon, Ohio. To facilitate the funding of the acquisition, the Corporation received approval from the regulators of a special dividend from the Bank to the Corporation.

Item 10 — Executive Officers
The Executive Officers of the Company are as follows:

Name	Age	Position

Charles J. Dolezal	49	President President of First National Bank

Kenneth R. VanSickle	55	Senior V.P., Secretary Senior V.P., Chief Loan Officer of First National Bank

Lawrence M. Cardinal, Jr.	51	Vice President, Treasurer Vice President & Controller of First National Bank

Harold D. Berkey	50	Vice President of Customer Services of First National Bank

Robert Woodruff	56	Vice President and Cashier of First National Bank

There is no family relationship between any of the above executive officers. Mr. Dolezal has been an executive officer of the Company since its formation in 1986 and the President of the Bank since 1982. Mr. VanSickle was appointed Senior V.P., Secretary of the Company on April 24, 1997 and has been a senior loan officer of the Bank since 1986. Mr. Cardinal was appointed Vice President, Treasurer of the Company and Vice President & Controller

of the Bank on April 24, 1997. Mr. Berkey was appointed Vice President of Customer Services of the Bank in 1995 and Mr. Woodruff was appointed Vice President and Cashier of the Bank in 1993.

Item 14 — Controls and Procedures

Within 90 days prior to the date of this Annual Report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s President and Treasurer (Principal Financial Officer), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon that evaluation, the President and Treasurer concluded that the Company’s disclosure controls and procedures were effective as of the date of their evaluation in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in this Annual Report.

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

(Dollars in thousands)	2002 versus 2001			2001 versus 2000
	Increase (Decreases)			Increase (Decreases)
	Due to Changes In			Due to Changes In

			Net			Net
	Volume	Rate	Change	Volume	Rate	Change

Interest Income

Investment securities:

Taxable	$(93)	$(53)	$(146)	$(130)	$(128)	$(258)

Nontaxable	(203)	(32)	(235)	(206)	(40)	(246)

(tax equivalent basis)*

Federal funds sold	6	(224)	(218)	187	(181)	6

Interest bearing deposits	(34)		(34)

Loans (including Nonaccrual loans)	5,053	(2,116)	2,937	492	(735)	(243)

Total interest Income (tax equivalent basis)*	$4,729	$(2,425)	$2,304	$343	$(1,084)	$(741)

Interest Expense

Deposits

Interest bearing checking	$48	$(109)	$(61)	$(13)	$(90)	$(103)

Savings	621	(297)	324	73	(26)	47

Time, $100,000 and over	16	(206)	(190)	(70)	(111)	(181)

Time, other	1,032	(1,302)	(270)	73	(57)	16

Other borrowed funds	421	(155)	266	(102)	(133)	(235)

Total interest Expense	$2,138	$(2,069)	$69	$(39)	$(417)	$(456)

Changes in net Interest income (tax equivalent basis)*	$2,591	$(356)	$2,235	$382	$(667)	$(285)

*     Tax equivalence based on highest statutory tax rates of 34%.

INVESTMENT PORTFOLIO

The carrying amounts and distribution of the Company’s securities held at year-end 2002 and 2001 are summarized in the Annual Report to Shareholders (Appendix A, Page 17, Note 3). The carrying amount, maturities and approximate weighted average yields (on a tax equivalent basis) of debt securities at December 31, 2002 and the carrying amounts and fair values as of December 31, 2000 are as follows:

INVESTMENT PORTFOLIO
December 31, 2002
(Dollars in thousands)

	Total		0 to 1 Year		1 to 5 Years		5 to 10 Years		Over 10 years

	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

Available for Sale:

U.S. Government and federal agency	$21,019	6.4%			$3,230	7.0%	$12,150	5.9%	$5,639	7.2%

State & political Subdivisions	2,421	7.8%					231	7.5%	2,190	7.8%

Other securities	26,902	6.7%	$4,504	6.7%	12,518	6.5%	8,975	6.9%	905	7.0%

Total	$50,342	6.6%	$4,504	6.7%	$15,748	6.6%	$21,356	6.3%	$8,734	7.3%

Held to Maturity:

State & political Subdivisions	$18,442	7.4%	$1,304	9.8%	$2,725	8.4%	$4,316	7.5%	$10,097	6.7%

There was no single issuer of securities where the total book value of such securities exceeded 10% of shareholders’ equity except for US government and agency obligations in any periods presented.

	December 31, 2000

		Gross	Gross
(Dollars in thousands)	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Available for Sale:

U.S. Government and federal agency	$4,967	$68	$(5)	$5,030

State and municipal	2,297	44	—	2,341

Corporate bond and notes	10,816	170	(81)	10,905

Total debt securities	18,080	282	(86)	18,276

Equity securities	2,281	132	(521)	1,892

Total	$20,361	$414	$(607)	$20,168

Held to Maturity:

U.S. Government and federal agency	$19,429	$258	$(36)	$19,651

State and municipal	17,394	476	(14)	17,856

Mortgage-backed	331	22	—	353

Corporate bond and notes	10,698	56	(96)	10,658

Total	$47,852	$812	$(146)	$48,518

LOAN PORTFOLIO

The detail of the loan portfolio balances for year-end 2002 and 2001 is included in the Annual Report to Shareholders (Appendix A, Page 17, Note 4). The detail of the loan portfolio balances for year-end 2000, 1999 and 1998 is as follows:

(Dollars in thousands)	2000	1999	1998
Collateralized by real estate:

Commercial	$27,005	$25,031	$25,173

Residential	42,064	39,207	33,045

Home equity	8,612	6,334	5,284

Construction	1,011	1,225	1,212

	78,692	71,797	64,714

Consumer	7,151	7,847	8,843

Commercial	19,851	17,852	16,577

Credit cards	1,188	1,207	1,130

Other	2,273	2,453	2,402

	109,155	101,156	93,666

Unearned and deferred income	(153)	(163)	(161)

Unamortized discount on purchased loans	(107)	(153)	(171)

	108,895	100,840	93,334

Allowance for loan losses	(1,343)	(1,309)	(1,297)

	$107,552	$99,531	$92,037

MATURITIES AND SENSITIVITIES OF LOANS TO CHANGES IN INTEREST RATES

The following are approximate maturities and sensitivity to changes in interest rates of certain loans exclusive of real estate mortgages and consumer loans as of December 31, 2002.

Types of Loans	0 to 1 Year	1 to 5 Years	5 and Over Years	Total
(Dollars in thousands)

Commercial	$6,423	$4,006	$11,203	$21,632

Real Estate Construction	$221	$809	$1,036	$2,066

Above loans due beyond 1 year with:

Predetermined interest rates				$5,281

Adjustable interest rates				$11,773

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

(Dollars in thousands)	12/31/02	12/31/01	12/31/00	12/31/99	12/31/98
90 Days Past Due and Accruing	$335	$148	$112	$225	$141

Nonaccruing Loans	$1,613	$259	$144	$250	$168

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

(Dollars in thousands)	12/31/02
Loss	$6

Doubtful	5

Substandard	1,544

Special Mention	1,215

Total	$2,770

FOREIGN LOANS

There were no foreign loans in any periods presented.

LOAN CONCENTRATIONS

Due to the nature of our market area, there are no significant loan concentrations of 10% of total loans to borrowers engaged in similar activities other than noted in the loan categories disclosed in the Annual Report to Shareholders (Appendix A, Page 17, Note 4).

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

Transactions in the allowance for loan losses are maintained by three major loan categories and the summary of such transactions for the periods indicated follows:

CHANGES IN ALLOWANCE
FOR LOAN LOSSES

(Dollars in thousands)	2002	2001	2000	1999	1998

Balance at the beginning of period	$1,321	$1,343	$1,309	$1,297	$1,232

Loans charged off:

Commercial & industrial	(1,499)	(39)	(9)	(58)	(34)

Real estate mortgages	—	(20)	—	—	(11)

Consumer	(47)	(27)	(48)	(88)	(90)

Total loans charged off	(1,546)	(86)	(57)	(146)	(135)

Recoveries of loans charged off:

Commercial & industrial	2	1	2	13	7

Real estate mortgages	—	1	1	6	45

Consumer	13	22	26	19	28

Total recoveries	15	24	29	38	80

Net loans charged off	(1,531)	(62)	(28)	(108)	(55)

Provision charged to operating expense	1,569	40	62	120	120

Allowance of acquired institution	245	—	—	—	—

Balance at end of period	$1,604	$1,321	$1,343	$1,309	$1,297

Net charge-offs to average loans	0.88%	0.06%	0.03%	0.11%	.07%

DISTRIBUTION OF ALLOWANCE FOR
LOAN LOSSES BY CATEGORY

(Dollars in thousands)	December 31, 2002		December 31, 2001		December 31, 2000

		% of		% of		% of
	Amount	Total Loans	Amount	Total Loans	Amount	Total Loans

Commercial & industrial	$1,234	13%	$963	17%	$409	20%

Real estate construction	23	1%	7	4%	3	1%

Real estate mortgages	302	83%	220	73%	355	71%

Consumer loans	45	3%	121	6%	258	8%

Unallocated	—	N/A	10	N/A	318	N/A

TOTAL	$1,604	100%	$1,321	100%	$1,343	100%

	December 31, 1999		December 31, 1998

		% of		% of
	Amount	Total Loans	Amount	Total Loans

Commercial & industrial	$305	20%	$345	20%

Real estate construction	12	1%	12	1%

Real estate mortgages	398	70%	222	68%

Consumer loans	140	9%	152	11%

Unallocated	454	N/A	566	N/A

TOTAL	$1,309	100%	$1,297	100%

DEPOSITS

The classification of average deposits and the average rate paid on such deposits for periods ending December 31, 2002, 2001 and 2000 is included in Analysis of Net Interest Earnings included in the Annual Report to Shareholders (Appendix A, Page 23).

A summary of maturities of time deposits of $100,000 or more is as follows:

(Dollars in thousands)	12/31/02
Three months or less	$3,152

Over 3 months through 6 months	1,898

Over 6 months through 12 months	2,159

Over 12 months	4,551

$11,760

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL BANCSHARES CORPORATION

DATE:	3-18-03	/s/ Charles J. Dolezal Charles J. Dolezal, President

DATE:	3-18-03	/s/ Lawrence M. Cardinal, Jr. Lawrence M. Cardinal, Jr., V.P., Treasurer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

DATE:	3-18-03	/s/ Charles J. Dolezal Charles J. Dolezal, Chairman

DATE:	3-18-03	/s/ Sara Balzarini Sara Balzarini, Director

DATE:	3-18-03	/s/ Bobbi Douglas Bobbi Douglas, Director

DATE:	3-18-03	/s/ John W. Kropf John W. Kropf, Director

DATE:		Steve Schmid, Director

DATE:	3-18-03	/s/ John E. Sprunger John E. Sprunger, Director

DATE:	3-18-03	/s/ Howard J. Wenger Howard J. Wenger, Director

DATE:	3-18-03	/s/ James F. Woolley James F. Woolley, Director

DATE:	3-18-03	/s/ Albert Yeagley /s/ Albert Yeagley, Director

CERTIFICATION OF PRESIDENT

I, Charles J. Dolezal, certify that:

1.	I have reviewed this annual report on Form 10-K of National Bancshares Corporation;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusion about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s Board of Directors (or persons performing the equivalent functions):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 26, 2003

/s/ Charles J. Dolezal

Charles J. Dolezal, President

CERTIFICATION OF TREASURER

I, Lawrence M. Cardinal, Jr., certify that:

1.	I have reviewed this annual report on Form 10-K of National Bancshares Corporation;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c.	presented in this annual report our conclusion about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s Board of Directors (or persons performing the equivalent functions):

a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 26, 2003

/s/ Lawrence M. Cardinal, Jr. Lawrence M. Cardinal, Jr., Treasurer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.			If incorporated by Reference,
Under Reg.	Form 10-K		Documents with Which Exhibit
S-K, Item 601	Exhibit No.	Description of Exhibits	was Previously Filed with SEC

(3)(i)		Amended Articles of Incorporation	Registration Statement S-4 filed 3/31/86 File No. 33-03711

(3)(ii)		Code of Regulations	Registration Statement S-4 filed 3/31/86 File No. 33-03711

(10.1)		Directors Defined Benefit Plan Agreement	Annual Report 10-K filed 3/29/01 File No. 000-14773

(10.2)		Special Separation Agreement	Annual Report 10-K filed 3/29/01 File No. 000-14773

(10.3)		Agreement and Plan of Merger, dated as of October 2, 2001, between National Bancshares Corporation and Peoples Financial Corporation	Form 8-K filed 10/3/01 File No. 000-14773

(11)	A24	Computation of Earnings per Share	Incorporated by reference

(12)	A24	Computation of Ratios	Incorporated by reference

(13)	A	2002 Annual Report to Shareholders	Incorporated by reference

(21)	A1	Subsidiaries of the registrant	Incorporated by reference

(23)		Consent of Crowe, Chizek and Co. LLP

(99.01)		Certification

No other exhibits are required to be filed herewith pursuant to Item 601 of Regulation S-K.