Form 10-Q
period 2003-03-31
NATIONAL BANCSHARES CORP /OH/
filed 2003-05-13
CIK 790362

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended March 31, 2003

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

Yes    X   .    No          .

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes       .    No     X    .

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of May 6, 2003:

Common Stock, Without Par Value: 2,234,488 Shares Outstanding

National Bancshares Corporation

Index

			Page
			Number
Part I.	Financial Information
	Item 1.	Financial Statements
		Consolidated Balance Sheets as of March 31, 2003 and December 31, 2002 (Unaudited)	3
		Consolidated Statements of Income and Comprehensive Income for the three months ended March 31, 2003 and 2002 (Unaudited)	4
		Consolidated Statements of Cash Flows for the three months ended March 31, 2003 and 2002(Unaudited)	5
		Notes to Consolidated Financial Statements (Unaudited)	6-7
	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	7-11
	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	11
	Item 4.	Controls and Procedures	11
Part II.	Other Information		12
	Item 1.	Legal Proceedings — None
	Item 2.	Changes in Securities and use of proceeds — None
	Item 3.	Defaults Upon Senior Securities — None
	Item 4.	Submission of matters to a vote of security holders
	Item 5.	Other Information — None
	Item 6.	Exhibits and Reports on Form 8-K
Signatures			13
Exhibits			16

NATIONAL BANCSHARES CORPORATION
CONSOLIDATED BALANCE SHEETS (Unaudited)

	3/31/03	12/31/02
ASSETS

Cash and due from banks	$7,564,622	$10,010,654

Federal funds sold	7,000,000	6,315,000

Total cash and cash equivalents	14,564,622	16,325,654

Interest bearing deposits with banks	997,516	997,185

Securities available for sale (at fair value)	49,022,193	52,364,712

Securities held to maturity	17,034,318	18,441,685

Fair value March 31, 2003 - $17,574,000

December 31, 2002 - $18,986,000

Federal bank stock	2,711,650	2,689,450

Loans:

Commercial	68,623,819	62,693,450

Real estate mortgage	117,935,646	122,394,895

Installment	7,058,576	7,442,374

Total loans	193,618,041	192,530,719

Less: Unearned income	377,020	366,856

Allowance for loan losses	1,631,646	1,604,200

Loans, net	191,609,375	190,559,663

Accrued interest receivable	1,673,443	1,495,506

Premises and equipment	4,760,936	4,816,253

Goodwill	4,475,165	4,475,465

Identified intangible assets	1,860,755	1,929,734

Other assets	2,414,599	2,407,248

TOTAL	$291,124,572	$296,502,555

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits

Demand	$33,277,304	$35,852,184

Savings and N.O.W.s	118,554,057	116,488,042

Time	82,685,758	86,957,001

Total deposits	234,517,119	239,297,227

Securities sold under repurchase agreements	2,243,871	3,006,221

Federal reserve note account	214,514	1,000,000

Federal Home Loan Bank advances	17,137,162	17,205,743

Accrued interest payable	501,647	532,007

Other liabilities	2,903,870	2,271,307

Total liabilities	257,518,183	263,312,505

SHAREHOLDERS’ EQUITY

Common stock — without par value; 6,000,000 shares authorized; 2,289,528 shares issued	11,447,640	11,447,640

Additional paid-in capital	4,689,800	4,689,800

Retained earnings	16,996,169	16,502,352

Accumulated other comprehensive income	1,662,273	1,739,751

Less: Treasury shares (at cost): 55,040 shares as of March 31, 2003 and December 31, 2002	(1,189,493)	(1,189,493)

Total shareholders’ equity	33,606,389	33,190,050

TOTAL	$291,124,572	$296,502,555

See notes to consolidated financial statements

NATIONAL BANCSHARES CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME (Unaudited)

	Three months ended

	3/31/03	3/31/02
INTEREST AND DIVIDEND INCOME:

Loans, including fees	$2,952,638	$2,071,666

Federal funds sold	14,185	18,472

Securities:

Taxable	757,431	706,456

Nontaxable	250,317	210,794

Total interest and dividend income	3,974,571	3,007,388

INTEREST EXPENSE:

Deposits	830,178	818,106

Short-term borrowings	1,796	3,909

Federal Home Loan Bank advances	150,452	31,577

Total interest expense	982,426	853,592

Net interest income	2,992,145	2,153,796

PROVISION FOR LOAN LOSSES	35,000	20,000

Net interest income after provision for loan losses	2,957,145	2,133,796

NONINTEREST INCOME

Checking account fees	182,295	165,152

Securities gains (losses), net	(1,097)	153,985

Other	137,569	94,891

Total noninterest income	318,767	414,028

NONINTEREST EXPENSE:

Salaries and employee benefits	1,206,426	906,691

Data processing fees	188,757	165,780

Net occupancy expense	105,071	58,880

Depreciation – furniture and fixtures	89,732	53,928

Franchise taxes	78,750	78,750

Maintenance and repairs	69,818	45,015

Other expenses	463,408	305,440

Total noninterest expense	2,201,962	1,614,484

INCOME BEFORE INCOME TAXES	1,073,950	933,340

Income tax expense	267,304	203,563

NET INCOME	806,646	729,777

OTHER COMPREHENSIVE INCOME:

Unrealized depreciation in fair value of securities available for sale, net of tax	(78,203)	(275,017)

Reclassification adjustment for realized (gains), losses included in earnings, net of tax	724	(101,630)

	(77,479)	(376,647)

COMPREHENSIVE INCOME	$729,167	$353,130

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	2,234,488	2,223,346

BASIC EARNINGS PER COMMON SHARE	$0.36	$0.33

DIVIDENDS DECLARED PER COMMON SHARE	$0.14	$0.13

See notes to consolidated financial statements

NATIONAL BANCSHARES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended

	3/31/03	3/31/02

Net Cash From Operating Activities	$1,422,913	$144,809

Cash Flows From Investing Activities:

Net change in interest-bearing deposits with banks	(331)	(943)

Securities Held to Maturity

Proceeds from Maturities and Repayments	1,395,000	211,200

Securities Available for Sale

Proceeds from Maturities and Repayments	2,997,349	3,813,205

Proceeds from Sales	299,733	2,981,484

Purchases	—	(4,994,375)

Capital Expenditures	(81,630)	(53,566)

Net Change in Loans to Customers	(1,084,712)	(1,396,281)

Net Cash From Investing Activities	3,525,409	560,724

Cash Flows from Financing Activities:

Net Change in Demand and Savings Accounts	(508,865)	35,877

Net Change in Time Deposits	(4,271,243)	(1,573,206)

Net Change in Short-Term Borrowings	(1,547,836)	2,241,571

Repayments on Federal Home Loan Bank Advances	(68,581)	(322,316)

Dividends Paid	(312,829)	(288,625)

Dividends Reinvested	—	63,491

Net Cash From Financing Activities	(6,709,354)	156,792

Net Change in Cash and Cash Equivalents	(1,761,032)	862,325

Beginning Cash and Cash Equivalents	16,325,654	10,260,082

Ending Cash and Cash Equivalents	$14,564,622	$11,122,407

Supplemental Disclosures

Cash Paid for Interest	$1,012,786	$904,488

Cash Paid for Income Taxes	$75,000	—

See notes to consolidated financial statements.

National Bancshares Corporation
Notes to Consolidated Financial Statements (Unaudited)

Note 1. Basis of Presentation

     The accompanying consolidated financial statements include the accounts of National Bancshares Corporation (the “Company”) and its wholly owned subsidiary, First National Bank, Orrville, Ohio (the “Bank”). All significant intercompany transactions and balances have been eliminated. The consolidated balance sheet as of March 31, 2003, the consolidated statements of income and comprehensive income for the three month periods ended March 31, 2003 and 2002, and the consolidated statements of cash flows for the three month periods ended March 31, 2003 and 2002 have been prepared by the Company without audit. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

     The consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q, but do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These statements should be read in conjunction with the consolidated financial statements and footnotes in the Company’s annual report on Form 10-K for the year ended December 31, 2002. Operating results for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

     To prepare financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and future results could differ. The allowance for loan losses and fair values of certain securities are particularly subject to change.

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

     A new accounting standard, dealing with asset retirement obligations, applies for 2003. The adoption of this standard did not have a material effect on the Company’s financial position or results of operations.

Note 2. Acquisition

     On April 3, 2002, the Company acquired Peoples Financial Corporation, located in Massillon, Ohio. Peoples Federal Savings and Loan Association, the wholly-owned subsidiary of Peoples Financial Corporation (Peoples Financial), was merged into First National Bank, Orrville, the wholly-owned subsidiary of the Company. Under the terms of the agreement, the Company paid an aggregate purchase price of $15.1 million in cash. The merger was accounted for as a purchase. As such, Peoples Financial Corporation’s results of operations from the effective date of the acquisition are included in the Company’s 2002 financial statements.

Note 3. Federal Home Loan Bank Advances

     Advances from the Federal Home Bank (FHLB) were as follows:

In thousands
	3/31/03	12/31/02

Fixed rate advances, convertible to variable rates at the option of the FHLB one, two or three years from date of note, maturities November 15, 2010 through February 2, 2011, at rates from 4.60% to 5.79%	$16,137	$16,206

Maturity in 2010 fixed rate at 6.26% convertible to variable rate if 3-month LIBOR is at or above predetermined conversion	1,000	1,000

Total	$17,137	$17,206

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

     FINANCIAL CONDITION

     Balance Sheets

     Total assets decreased $5.4 million or 1.8% from 12/31/02 principally due to the decline in total deposits. Total securities declined $4.7 million or 6.7% from 12/31/02 to support loan demand and fund the decline in total deposits. Net loans increased $1.0 million or 0.6% due to the growth in commercial loans. Commercial loans increased $5.9 million or 9.5%, while real estate mortgages decreased $4.5 million or 3.6% and installment loans decreased $0.4 million or 5.2%.

     The carrying amounts and estimated fair values of securities are summarized as follows:

	March 31, 2003

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Available for Sale:

U.S. Government and federal agency		$1,153,689	$293	$19,333,620

State and municipal		194,979	—	2,465,914

Corporate bond and notes		1,604,823	118,197	25,408,670

Total debt securities		2,953,491	118,490	47,208,204

Equity securities		30,755	347,160	1,813,989

Total		$2,984,246	$465,650	$49,022,193

Held to Maturity:

State and municipal	$17,034,318	$674,943	$135,124	$17,574,137

	December 31, 2002

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Available for Sale:

U.S. Government and federal agency		$1,244,835	$317	$21,019,263

State and municipal		146,698	—	2,420,694

Corporate bond and notes		1,589,612	158,648	26,902,346

Total debt securities		2,981,145	158,965	50,342,303

Equity securities		85,573	271,766	2,022,409

Total		$3,066,718	$430,731	$52,364,712

Held to Maturity:

State and municipal	$18,441,685	$688,144	$144,264	$18,985,565

     The activity in the allowance for loan losses for the first three months of 2003 and 2002 was as follows:

	2003	2002

Beginning balance	$1,604,200	$1,321,152

Provision for loan losses	35,000	20,000

Loans charged-off	(10,573)	(1,807)

Recoveries	3,019	2,063

Ending balance	$1,631,646	$1,341,408

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

     The allowance for loan losses to total loans outstanding was .84% for March 31, 2003 compared to 0.83% for December 31, 2002. On an annualized basis, net charge-offs to total average loans were .02% for the first three months of 2003 and 0.00% for the first three months of 2002. The ratio of non-performing loans to total loans was 0.55% ($1,062,825) for March 31, 2003 compared to 0.84% ($1,612,778) for December 31, 2002. Non-performing loans consist of loans that have been placed on nonaccrual status.

     Impaired loans at March 31, 2003 and December 31, 2002 were as follows:

	3/31/03	12/31/02

Loans with no allocated allowance for loan losses	$—	$—

Loans with allocated allowance for loan losses	425,921	1,436,332

Amount of the allowance for loan losses allocated	63,888	215,450

	3/31/03	3/31/02

Average of impaired loans during the first three months of 2003 and 2002	$438,192	$49,882

Interest income recognized during impairment	—	99

Cash-basis interest income recognized	—	99

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

     Total deposits decreased $4.8 million or approximately 2.0% from 12/31/02. Non-interest bearing demand accounts decreased 7.2%, savings and N.O.W. accounts increased 1.8% and time deposits decreased 4.9%. Time deposit balances are affected by the interest rates offered by competitors in our market area. In this low interest rate environment, some customers have moved their funds into liquid savings products and other customers have found higher rates elsewhere. Securities sold under repurchase agreements decreased $0.8 million or 25.4% from 12/31/02. The Federal Reserve note account decreased $0.8 million and Federal Home Loan Bank advances decreased $0.1 million. Other liabilities increased $0.6 million or 27.9% mainly due to an increase in accrued and deferred taxes. Total shareholders’ equity increased $0.4 million or 1.3% from 12/31/02 due to retained earnings.

     Statements of Cash Flows

     Net cash from operating activities for the first three months of 2003 was $1.4 million compared to $0.1 million for the first three months of 2002. The increase was due primarily to changes in other assets and other liabilities. Net cash from investing activities for the first three months of 2003 was $3.5 million, compared to $0.6 million for the first three months of 2002. The increase was due primarily to a decrease in securities purchases. Net cash from financing activities was ($6.7) million for the first three months of 2003 compared to $0.2 million for the first three months of 2002. The change was primarily due to the net change in time deposits and short-term borrowings. Total cash and cash equivalents decreased $1.8 million during the first three months of 2003. With total cash and cash equivalents of $14.6 million as of 3/31/03, the Company’s liquidity ratios continue to remain favorable.

     Analysis of Equity

     The Company and the Bank are subject to regulatory capital requirements administered by federal banking agencies. The following is a summary of the actual and required regulatory capital amounts and ratios.

(Dollars in thousands)					To Be Well Capitalized
			For Capital		Under Prompt Corrective
March 31, 2003	Actual		Adequacy Purposes		Action Provisions

	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital to risk-weighted assets

Consolidated	$27,025	13.70%	$15,783	8.00%	$19,728	10.00%

Bank	25,189	12.87%	15,652	8.00%	19,565	10.00%

Tier 1 (core) capital to risk-weighted assets

Consolidated	25,379	12.86%	7,891	4.00%	11,837	6.00%

Bank	23,557	12.04%	7,826	4.00%	11,739	6.00%

Tier 1 (core) capital to average assets

Consolidated	25,379	8.91%	11,399	4.00%	14,248	5.00%

Bank	23,557	8.32%	11,330	4.00%	14,162	5.00%

(Dollars in thousands)					To Be Well Capitalized
			For Capital		Under Prompt Corrective
December 31, 2002	Actual		Adequacy Purposes		Action Provisions

	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital to risk-weighted assets

Consolidated	$26,527	13.58%	$15,628	8.00%	$19,535	10.00%

Bank	24,362	12.59%	15,482	8.00%	19,353	10.00%

Tier 1 (core) capital to risk-weighted assets

Consolidated	24,923	12.76%	7,814	4.00%	11,721	6.00%

Bank	22,758	11.76%	7,741	4.00%	11,612	6.00%

Tier 1 (core) capital to average assets

Consolidated	24,923	8.61%	11,574	4.00%	14,468	5.00%

Bank	22,758	7.91%	11,503	4.00%	14,379	5.00%

     RESULTS OF OPERATIONS

     Interest income totaled $4.0 million or $967 thousand higher for the three-months ended 3/31/03 as compared to the same period in 2002. Interest expense was $1.0 million for the three months ended 3/31/03 or $129 thousand higher than 2002. This resulted in an increase of $838 thousand or 38.9% in net interest income for the three-month period ended 3/31/03 as compared to 3/31/02. Interest income increased due to higher volume as average earning assets increased from $186.1 million to $270.3 million. Yields on earning assets declined from 6.72% to 6.09%. Interest expense increased due to higher average volume, which increased from $138.0 million to $221.3 million. The higher volume of earning assets and interest bearing liabilities was mainly due to the acquisition of Peoples Financial Corporation. Net interest rate margins were 4.64% and 4.88% for the first three months of 2003 and 2002, respectively.

     Provision for loan losses was $35 thousand for the three months ended 3/31/03 compared to $20 thousand for the same period in 2002. Net charge offs for the three months ended 3/31/03 were $8 thousand compared to $0 for the same period in 2002.

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

     For the first quarter of 2003, management reviewed all of these factors and did not find any additional significant risks or losses that had not been previously identified and reflected in the allowance for loan losses. For this reason, management determined that the $35 thousand provision provided in the first quarter was adequate.

     Noninterest income was $319 thousand for the three months ended 3/31/03 or approximately 23.0% below the same period in 2002, due mainly to the security gains recognized in the first quarter of 2002.

     Noninterest expense was $2.2 million for the three months ended 3/31/03 or approximately 36.4% above the same period in 2002, due mainly to higher salary and employee benefit, data processing, occupancy and other expenses related to the acquisition of Peoples Financial Corporation.

     Net income was $807 thousand for the three months ended 3/31/03 or 10.5% above the same quarter of 2002. The increase was due primarily to higher net interest income, offset by increased operating expenses.

     Net unrealized depreciation on securities available for sale was $78 thousand for the three months ended 3/31/03 compared to $275 thousand for the three months ended 3/31/02. The market value of securities in the available for sale portfolio decreased due to a decrease in bond market levels on certain securities. Comprehensive income was $729 thousand for the three months ended 3/31/03 compared to $353 thousand for the same period in 2002.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     There have been no material changes in the quantitative and qualitative disclosures about market risk as of March 31, 2003 from that presented in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

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

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings — None

Item 2.	Changes in Securities and use of proceeds — None

Item 3.	Defaults Upon Senior Securities — None

Item 4.	Submission of matters to a vote of security holders — Notice of Annual Meeting of Shareholders and proxy statement dated March 21, 2003 was previously filed with the SEC on March 20, 2003.

Item 5.	Other Information — None

Item 6.	Exhibits and Reports on Form 8-K

a. Exhibits

Exhibit No.		If incorporated by Reference,
Under Reg.		Documents with Which Exhibit
S-K, Item 601	Description of Exhibits	Was Previously Filed with SEC

(3)(i)	Amended Articles of Incorporation	Registration Statement S-4 filed 3/31/86 File No. 33-03711

(3)(ii)	Code of Regulations	Registration Statement S-4 filed 3/31/86 File No. 33-03711

(10.1)	Directors Defined Benefit Plan Agreement	Annual Report 10-K filed 3/29/01 File No. 000-14773

(10.2)	Special Separation Agreement	Annual Report 10-K filed 3/29/01 File No. 000-14773

(10.3)	Agreement and Plan of Merger, dated as of October 2, 2001, between National Bancshares Corporation and Peoples Financial Corporation	Form 8-K filed 10/3/01 File No. 000-14773

(11)	Computation of Earnings per Share	See Consolidated Statements of Income and Comprehensive Income, Page 4

(99.01)	Certification

No other exhibits are required to be filed herewith pursuant to Item 601 of Regulation S-K.

b.	Reports on Form 8-K filed for the quarter ended 3/31/03 – Notice of registrant’s press release of first quarter of 2003’s earnings dated April 18, 2003, was filed with the SEC on April 18, 2003.

Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

National Bancshares Corporation

Date: May 12, 2003	/s/Charles J. Dolezal Charles J. Dolezal, President

Date: May 12, 2003	/s/Lawrence M. Cardinal, Jr. Lawrence M. Cardinal, Jr., Treasurer (Principal Financial Officer)

CERTIFICATIONS

     I, Charles J. Dolezal, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of National Bancshares Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusion about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s Board of Directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 12, 2003

/s/ Charles J. Dolezal Charles J. Dolezal, President

CERTIFICATIONS

     I, Lawrence M. Cardinal, Jr., certify that:

1.	I have reviewed this quarterly report on Form 10-Q of National Bancshares Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.	presented in this quarterly report our conclusion about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s Board of Directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 12, 2003

/s/ Lawrence M. Cardinal, Jr. Lawrence M. Cardinal, Jr., Treasurer (Principal Financial Officer)