Form 10-Q
period 2003-06-30
NATIONAL BANCSHARES CORP /OH/
filed 2003-08-13
CIK 790362

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended June 30, 2003

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

Yes              No       X

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of August 5, 2003:

Common Stock, Without Par Value: 2,234,488 Shares Outstanding

National Bancshares Corporation

Index

Page
Number
Part I. Financial Information

Item 1. Financial Statements

Consolidated Balance Sheets	3
as of June 30, 2003 and December 31, 2002 (Unaudited)

Consolidated Statements of Income	4
and Comprehensive Income for the three and six months ended June 30, 2003 and 2002 (Unaudited)

Consolidated Statements of Cash Flows	5
for the six months ended June 30, 2003 and 2002 (Unaudited)

Notes to Consolidated Financial	6
Statements (Unaudited)

Item 2. Management’s Discussion and Analysis	7-11
of Financial Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosures About	11
Market Risk

Item 4. Controls and Procedures	12

Part II. Other Information	12

Item 1. Legal Proceedings — None

Item 2. Changes in Securities and use of proceeds — None

Item 3. Defaults Upon Senior Securities — None

Item 4. Submission of matters to a vote of security holders

Item 5. Other Information — None

Item 6. Exhibits and Reports on Form 8-K

Signatures	13

Exhibits	14-16

NATIONAL BANCSHARES CORPORATION
CONSOLIDATED BALANCE SHEETS (Unaudited)

	6/30/03	12/31/02
ASSETS

Cash and due from banks	$9,448,614	$10,010,654

Federal funds sold	14,370,000	6,315,000

Total cash and cash equivalents	23,818,614	16,325,654

Interest bearing deposits with banks	998,095	997,185

Securities available for sale (at fair value)	47,036,016	52,364,712

Securities held to maturity	16,860,832	18,441,685

Fair value June 30, 2003 - $17,851,000

December 31, 2002 - $18,986,000

Federal bank stock	2,731,150	2,689,450

Loans:

Commercial	76,666,184	62,693,450

Real estate mortgage	105,190,588	122,394,895

Installment	6,729,335	7,442,374

Total loans	188,586,107	192,530,719

Less: Unearned income	350,700	366,856

Allowance for loan losses	1,686,127	1,604,200

Loans, net	186,549,280	190,559,663

Accrued interest receivable	1,419,735	1,495,506

Premises and equipment	4,646,853	4,816,253

Goodwill	4,475,165	4,475,465

Identified intangible assets	1,791,777	1,929,734

Other assets	2,439,909	2,407,248

TOTAL	$292,767,426	$296,502,555

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits:

Demand	$34,063,557	$35,852,184

Savings and N.O.W.s	116,518,861	116,488,042

Time	83,065,272	86,957,001

Total deposits	233,647,690	239,297,227

Securities sold under repurchase agreements	2,151,865	3,006,221

Federal reserve note account	1,000,000	1,000,000

Federal Home Loan Bank advances	17,102,872	17,205,743

Accrued interest payable	488,280	532,007

Other liabilities	3,331,138	2,271,307

Total liabilities	257,721,845	263,312,505

SHAREHOLDERS’ EQUITY

Common stock — without par value; 6,000,000 shares authorized; 2,289,528 shares issued	11,447,640	11,447,640

Additional paid-in capital	4,689,800	4,689,800

Retained earnings	17,482,967	16,502,352

Accumulated other comprehensive income	2,614,667	1,739,751

Less: Treasury shares (at cost): 55,040 shares as of June 30, 2003 and December 31, 2002	(1,189,493)	(1,189,493)

Total shareholders’ equity	35,045,581	33,190,050

TOTAL	$292,767,426	$296,502,555

See notes to consolidated financial statements

NATIONAL BANCSHARES CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME (Unaudited)

	Three months ended		Six months ended

	6/30/03	6/30/02	6/30/03	6/30/02
INTEREST AND DIVIDEND INCOME:

Loans, including fees	$2,938,467	$3,379,089	$5,891,105	$5,450,755

Federal funds sold	26,267	19,375	40,452	37,847

Securities:

Taxable	731,222	785,062	1,488,653	1,491,518

Nontaxable	230,663	213,935	480,980	424,729

Total interest and dividend income	3,926,619	4,397,461	7,901,190	7,404,849

INTEREST EXPENSE:

Deposits	811,541	1,346,422	1,641,719	2,164,528

Short-term borrowings	1,573	3,029	3,369	6,938

Federal Home Loan Bank advances	187,176	181,777	337,628	213,354

Total interest expense	1,000,290	1,531,228	1,982,716	2,384,820

Net interest income	2,926,329	2,866,233	5,918,474	5,020,029

PROVISION FOR LOAN LOSSES	50,000	95,000	85,000	115,000

Net interest income after provision for loan losses	2,876,329	2,771,233	5,833,474	4,905,029

NONINTEREST INCOME

Checking account fees	191,532	197,698	373,827	362,850

Gain on sale of loans	89,750	1,949	89,750	1,949

Securities gains, net	10,981	28,339	9,884	182,324

Other	155,348	138,456	292,917	233,347

Total noninterest income	447,611	366,442	766,378	780,470

NONINTEREST EXPENSE:

Salaries and employee benefits	1,215,472	1,145,377	2,421,898	2,052,068

Data processing fees	188,501	217,155	377,258	382,935

Net occupancy expense	98,652	95,508	203,723	154,388

Depreciation — furniture and fixtures	89,189	105,258	178,921	159,186

Franchise taxes	78,750	75,721	157,500	154,471

Maintenance and repairs	65,123	55,963	134,941	100,978

Other expenses	511,260	466,562	974,668	772,002

Total noninterest expense	2,246,947	2,161,544	4,448,909	3,776,028

INCOME BEFORE INCOME TAXES	1,076,993	976,131	2,150,943	1,909,471

Income tax expense	277,367	295,615	544,671	499,178

NET INCOME	799,626	680,516	1,606,272	1,410,293

OTHER COMPREHENSIVE INCOME:

Unrealized appreciation (depreciation) in fair value of securities available for sale, net of tax	959,641	949,100	881,438	674,083

Reclassification adjustment for realized (gains) included in earnings, net of tax	(7,247)	(18,704)	(6,523)	(120,334)

	952,394	930,396	874,915	553,749

COMPREHENSIVE INCOME	$1,752,020	$1,610,912	$2,481,187	$1,964,042

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	2,234,488	2,226,994	2,234,488	2,225,180

BASIC EARNINGS PER COMMON SHARE	$0.36	$0.31	$0.72	$0.63

DIVIDENDS DECLARED PER COMMON SHARE	$0.14	$0.13	$0.28	$0.26

See notes to consolidated financial statements

NATIONAL BANCSHARES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended

	6/30/03	6/30/02
Net Cash From Operating Activities	$2,627,217	$486,586

Cash Flows From Investing Activities:

Net change in interest-bearing deposits with banks	(910)	997,719

Securities Held to Maturity

Proceeds from Maturities and Repayments	1,402,400	1,930,800

Purchases	—	(334,314)

Securities Available for Sale

Proceeds from Maturities and Repayments	5,152,172	6,403,160

Proceeds from Sales	1,812,899	5,311,602

Purchases	—	(4,536,883)

Purchases of Federal bank stock	—	(424,095)

Net Cash Paid for Acquisition	—	(1,083,198)

Capital Expenditures	(104,030)	(313,962)

Proceeds from Sale of Loans	3,730,647	179,949

Net Change in Loans to Customers	104,986	(2,883,954)

Net Cash From Investing Activities	12,098,164	5,246,824

Cash Flows from Financing Activities:

Net Change in Demand and Savings Accounts	(1,757,808)	8,579,821

Net Change in Time Deposits	(3,891,729)	(5,384,727)

Net Change in Short-Term Borrowings	(854,356)	773,743

Repayments on Federal Home Loan Bank Advances	(102,871)	(3,718,480)

Dividends Paid	(625,657)	(577,784)

Dividends Reinvested	—	126,980

Net Cash From Financing Activities	(7,232,421)	(200,447)

Net Change in Cash and Cash Equivalents	7,492,960	5,532,963

Beginning Cash and Cash Equivalents	16,325,654	10,260,082

Ending Cash and Cash Equivalents	$23,818,614	$15,793,045

Supplemental Disclosures

Cash Paid for Interest	$2,026,444	$2,324,294

Cash Paid for Income Taxes	$425,000	$415,000

See notes to consolidated financial statements

National Bancshares Corporation
Notes to Consolidated Financial Statements (Unaudited)

Note 1. Basis of Presentation

     The accompanying consolidated financial statements include the accounts of National Bancshares Corporation (the “Company”) and its wholly owned subsidiary, First National Bank, Orrville, Ohio (the “Bank”). All significant intercompany transactions and balances have been eliminated. The consolidated balance sheet as of June 30, 2003, the consolidated statements of income and comprehensive income for the three and six month periods ended June 30, 2003 and 2002, and the consolidated statements of cash flows for the six month periods ended June 30, 2003 and 2002 have been prepared by the Company without audit. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

     The consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q, but do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These statements should be read in conjunction with the consolidated financial statements and footnotes in the Company’s annual report on Form 10-K for the year ended December 31, 2002. Operating results for the six months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

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

     The Financial Accounting Standards Board (FASB) recently issued two new accounting standards, Statement 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, and Statement 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equities, both of which generally become effective in the quarter beginning July 1, 2003. Because the Company does not have these instruments or is only nominally involved in these instruments, the new accounting standards will not materially affect the Company’s operating results of financial condition.

Note 2. Acquisition

     On April 3, 2002, the Company acquired Peoples Financial Corporation, located in Massillon, Ohio. Peoples Federal Savings and Loan Association, the wholly owned subsidiary of Peoples Financial Corporation (Peoples Financial), was merged into First National Bank, Orrville, the wholly-owned subsidiary of the Company. Under the terms of the agreement, the Company paid an aggregate purchase price of $15.1 million in cash. The merger was accounted for as a purchase. As such, Peoples Financial Corporation’s results of operations from the effective date of the acquisition are included in the Company’s 2002 financial statements.

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

     FINANCIAL CONDITION

     Balance Sheets

     Total assets decreased $3.7 million or 1.3% from 12/31/02 principally due to the decline in total deposits. Total securities declined $6.9 million or 9.8% from 12/31/02. Federal funds sold increased $8.1 million or 127.6% due to the decline in securities and loan volume. Net loans decreased $4.0 million or 2.1% principally due to payoffs and sales of fixed rate real estate mortgages, offset by commercial loan growth. With interest rates being at historic lows, management felt it was appropriate to sell approximately $3.7 million in fixed rate real estate mortgages. Commercial loans increased $14.0 million or 22.3%, while real estate mortgages decreased $17.2 million or 14.1% and installment loans decreased $0.7 million or 9.6%. Recent additions to our commercial loan staff, along with an expanded market due to the acquisition noted earlier, has resulted in strong growth in our commercial loan portfolio. The decrease in real estate mortgages has helped diversify the loan portfolio by enabling a redeployment of funds into other types of loans and earning assets carrying a variable rate of interest of shorter maturity.

     The carrying amounts and estimated fair values of securities are summarized as follows:

	June 30, 2003

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Available for Sale:

U.S. Government and federal agency		$1,460,443	$—	$19,544,948

State and municipal		204,156	—	2,472,131

Corporate bond and notes		2,373,956	—	24,040,098

Total debt securities		4,038,555	—	46,057,177

Equity securities		52,510	129,449	978,839

Total		$4,091,065	$129,449	$47,036,016

Held to Maturity:

State and municipal	$16,860,832	$989,788	$—	$17,850,620

	December 31, 2002

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Available for Sale:

U.S. Government and federal agency		$1,244,835	$317	$21,019,263

State and municipal		146,698	—	2,420,694

Corporate bond and notes		1,589,612	158,648	26,902,346

Total debt securities		2,981,145	158,965	50,342,303

Equity securities		85,573	271,766	2,022,409

Total		$3,066,718	$430,731	$52,364,712

Held to Maturity:

State and municipal	$18,441,685	$688,144	$144,264	$18,985,565

The activity in the allowance for loan losses for the first six months of 2003 and 2002 was as follows:

	2003	2002

Beginning balance	$1,604,200	$1,321,152

Provision for loan losses	85,000	115,000

Loans charged-off	(11,774)	(25,559)

Recoveries	8,701	9,422

Transfer of allowance from merged entity	—	244,529

Ending balance	$1,686,127	$1,664,544

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

     The allowance for loan losses to total loans outstanding was .89% for June 30, 2003 compared to 0.83% for December 31, 2002. On an annualized basis, net charge-offs to total average loans were .00% for the first six months of 2003 and 0.02% for the first six months of 2002. The ratio of non-performing loans to total loans was 0.34% ($636,919) for June 30, 2003 compared to 0.84% ($1,612,778) for December 31, 2002. Non-performing loans consist of loans that have been placed on nonaccrual status. One large commercial loan was taken off of nonaccrual status during 2003.

     Impaired loans at June 30, 2003 and December 31, 2002 were as follows:

	6/30/03	12/31/02

Loans with no allocated allowance for loan losses	$—	$—

Loans with allocated allowance for loan losses	409,347	1,436,332

Amount of the allowance for loan losses allocated	61,757	215,450

	6/30/03	6/30/02

Average of impaired loans during the first six months of 2003 and 2002	$427,087	$49,375

Interest income recognized during impairment	—	4,924

Cash-basis interest income recognized	—	4,924

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

     Total deposits decreased $5.6 million or approximately 2.4% from 12/31/02. Non-interest bearing demand accounts decreased 5.0%, savings and N.O.W. accounts remained unchanged and time deposits decreased 4.5%. Time deposit balances are affected by the interest rates offered by competitors in our market area. In this low interest rate environment, some customers have moved their funds into liquid savings products and other customers have found higher rates elsewhere. Securities sold under repurchase agreements decreased $0.9 million or 28.4% from 12/31/02. These represent short-term funds that commercial customers can use to meet their operating and liquidity needs. Other liabilities increased $1.1 million or 46.7% mainly due to an increase in accrued expenses and deferred taxes. Total shareholders’ equity increased $1.9 million or 5.6% from 12/31/02 due to retained earnings and an increase in accumulated other comprehensive income.

     Statements of Cash Flows

     Net cash from operating activities for the first six months of 2003 was $2.6 million compared to $0.5 million for the first six months of 2002. The increase was due primarily to changes in other liabilities. Net cash from investing activities for the first six months of 2003 was $12.1 million, compared to $5.2 million for the first six months of 2002. The increase was due primarily to a decrease in securities purchases, and the net change in loans to customers and proceeds from sale of loans in 2003. Net cash from financing activities was ($7.2) million for the first six months of 2003 compared to ($0.2) million for the first six months of 2002. The change was primarily due to the net change in demand and savings accounts. Total cash and cash equivalents increased $7.5 million during the first six months of 2003. With total cash and cash equivalents of $23.8 million as of 6/30/03, the Company’s liquidity ratios continue to remain favorable.

     Analysis of Equity

     The Company and the Bank are subject to regulatory capital requirements administered by federal banking agencies. The following is a summary of the actual and required regulatory capital amounts and ratios.

(Dollars in thousands)					To Be Well Capitalized
			For Capital		Under Prompt Corrective
June 30, 2003	Actual		Adequacy Purposes		Action Provisions

	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total capital to risk-weighted assets

Consolidated	$27,823	14.34%	$15,526	8.00%	$19,408	10.00%

Bank	26,127	13.52%	15,462	8.00%	19,327	10.00%

Tier 1 (core) capital to risk-weighted assets

Consolidated	26,113	13.46%	7,763	4.00%	11,645	6.00%

Bank	24,441	12.65%	7,731	4.00%	11,596	6.00%

Tier 1 (core) capital to average assets

Consolidated	26,113	9.19%	11,365	4.00%	14,207	5.00%

Bank	24,441	8.64%	11,317	4.00%	14,146	5.00%

(Dollars in thousands)					To Be Well Capitalized
			For Capital		Under Prompt Corrective
December 31, 2002	Actual		Adequacy Purposes		Action Provisions

	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total capital to risk-weighted assets

Consolidated	$26,527	13.58%	$15,628	8.00%	$19,535	10.00%

Bank	24,362	12.59%	15,482	8.00%	19,353	10.00%

Tier 1 (core) capital to risk-weighted assets

Consolidated	24,923	12.76%	7,814	4.00%	11,721	6.00%

Bank	22,758	11.76%	7,741	4.00%	11,612	6.00%

Tier 1 (core) capital to average assets

Consolidated	24,923	8.61%	11,574	4.00%	14,468	5.00%

Bank	22,758	7.91%	11,503	4.00%	14,379	5.00%

     RESULTS OF OPERATIONS

     Interest income totaled $3.9 million or $471 thousand lower for the three-months ended 6/30/03 as compared to the same period in 2002. Interest expense was $1.0 million for the three months ended 6/30/03 or $531 thousand lower than 2002. This resulted in an increase of $60 thousand or 2.1% in net interest income for the three-month period ended 6/30/03 as compared to 6/30/02. The six months results for the periods ended 6/30/03 and 6/30/02 were an increase in interest income of $496 thousand and a decrease in interest expense of $402 thousand. Interest income increased due to higher volume as average-earning assets increased from $218.5 million to $270.1 million. Yields on earning assets declined from 7.00% to 6.05%. Interest expense decreased due to lower average costs, which declined from 2.76% to 1.80%. The higher volume of earning assets was mainly due to the acquisition of Peoples Financial Corporation, which occurred in April 2002. Net interest rate margins were 4.59% and 4.82% for the first six months of 2003 and 2002, respectively.

     Provision for loan losses was $50 thousand for the three months ended 6/30/03 compared to $95 thousand for the same period in 2002. The provision for loan losses was $85 thousand and $115 thousand for the six months ended 6/30/03 and 6/30/02. Net charge offs for the six months ended 6/30/03 were $3 thousand compared to $16 thousand for the same period in 2002.

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

     For the second quarter of 2003, management reviewed all of these factors and did not find any additional significant risks or losses that had not been previously identified and reflected in the allowance for loan losses. For this reason, management determined that the $50 thousand provision provided in the second quarter was adequate.

     Noninterest income was $448 thousand for the three months ended 6/30/03 or approximately 22.2% above the same period in 2002, due mainly to the gain on sale of loans during the second quarter of 2003. Noninterest income was $766 thousand for the six months ended 6/30/03 or 1.8% below the same period in 2002, due mainly to the security gains recognized in 2002.

     Noninterest expense was $2.2 million for the three months ended 6/30/03 or approximately 4.0% above the same period in 2002. Year to date noninterest expense for 2003 was $4.4 million or 17.8% above the same period in 2002, due mainly to higher salary and employee benefit, occupancy and other expenses related to the acquisition of Peoples Financial Corporation.

     Net income was $800 thousand for the three months ended 6/30/03 or 17.5% above the same quarter of 2002. Net income was approximately $1.6 million for the six months ended 6/30/03 or 13.9% above the first six months of 2002. The increase was due primarily to higher net interest income, offset by increased operating expenses.

     Net unrealized appreciation on securities available for sale was $952 thousand for the three months ended 6/30/03 compared to $930 thousand for the three months ended 6/30/02. Year to date unrealized appreciation was $875 thousand compared to $554 thousand for the same period last year. The market value of securities in the available for sale portfolio increased due to an increase in stock and bond market levels on certain securities. Comprehensive income was $1.8 million for the three months ended 6/30/03 compared to $1.6 million for the same period in 2002. Comprehensive income was $2.5 million for the six months ended 6/30/03 or 26.3% above the first half of 2002.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     There have been no material changes in the quantitative and qualitative disclosures about market risk as of June 30, 2003 from that presented in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

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

PART II. OTHER INFORMATION

     Item 1. Legal Proceedings — None

     Item 2. Changes in Securities and use of proceeds — None

     Item 3. Defaults Upon Senior Securities — None

     Item 4. Submission of matters to a vote of security holders – The Company held its Annual Shareholders’ Meeting on April 24, 2003, for the purpose of electing three directors. Shareholders received proxy materials containing the information required by this item. Results of shareholder voting were as follows.

Election of Directors:	Bobbi E. Douglas	John E. Sprunger	Howard J. Wenger

For	1,628,885	1,633,004	1,636,755

Against	—	—	—

Withheld	29,832	25,713	21,962

Shares not voted by Brokers	37,039	37,039	37,039

     The following directors continued their terms of office after the 2003 Annual Shareholders’ meeting: Charles J. Dolezal, John W. Kropf, James F. Woolley, Sara Balzarini, Steve Schmid and Albert W. Yeagley.

     Item 5. Other Information — None

     Item 6. Exhibits and Reports on Form 8-K

a. Exhibits

Exhibit No.		If incorporated by Reference,
Under Reg.		Documents with Which Exhibit
S-K, Item 601	Description of Exhibits	Was Previously Filed with SEC

(3)(i)	Amended Articles of Incorporation	Registration Statement S-4 filed 3/31/86 File No. 33-03711

(3)(ii)	Code of Regulations	Registration Statement S-4 filed 3/31/86 File No. 33-03711

(10.1)	Directors Defined Benefit Plan Agreement	Annual Report 10-K filed 3/29/01 File No. 000-14773

(10.2)	Special Separation Agreement	Annual Report 10-K filed 3/29/01 File No. 000-14773

(10.3)	Agreement and Plan of Merger, dated as of October 2, 2001, between National Bancshares Corporation and Peoples Financial Corporation	Form 8-K filed 10/3/01 File No. 000-14773

(11)	Computation of Earnings per Share	See Consolidated Statements of Income and Comprehensive Income, Page 4

(31.1)	Certification

(31.2)	Certification

(32)	Certification

No other exhibits are required to be filed herewith pursuant to Item 601 of Regulation S-K.

b.	Form 8-K Current Reports were filed or furnished to the SEC after March 31, 2003 as follows:

1)	On April 18, 2003, to provide a copy of the April 18, 2003 press release announcing first quarter 2003 financial results, and

2)	On July 18, 2003, to provide a copy of the July 18, 2003 press release announcing second quarter 2003 financial results.

Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

National Bancshares Corporation

Date: August 12, 2003	/s/Charles J. Dolezal Charles J. Dolezal, President

Date: August 12, 2003	/s/Lawrence M. Cardinal, Jr. Lawrence M. Cardinal, Jr., Treasurer (Principal Financial Officer)