Form 10-Q
period 2003-09-30
NATIONAL BANCSHARES CORP /OH/
filed 2003-11-14
CIK 790362

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended September 30, 2003

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

Yes              No      X

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of November 6, 2003:

Common Stock, Without Par Value: 2,234,488 Shares Outstanding

National Bancshares Corporation

Index

Page
Number
Part I. Financial Information

Item 1. Financial Statements

Consolidated Balance Sheets as of September 30, 2003 and December 31, 2002 (Unaudited)	3

Consolidated Statements of Income and Comprehensive Income for the three and nine months ended September 30, 2003 and 2002 (Unaudited)	4

Consolidated Statements of Cash Flows for the nine months ended September 30, 2003 and 2002 (Unaudited)	5

Note to Consolidated Financial Statements (Unaudited)	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	7 - 11

Item 3. Quantitative and Qualitative Disclosures About Market Risk	11

Item 4. Controls and Procedures	12

Part II. Other Information	12

Item 1. Legal Proceedings — None

Item 2. Changes in Securities and use of proceeds — None

Item 3. Defaults Upon Senior Securities — None

Item 4. Submission of matters to a vote of security holders — None

Item 5. Other Information — None

Item 6. Exhibits and Reports on Form 8-K

Signatures	13

Exhibits	14-16

NATIONAL BANCSHARES CORPORATION

CONSOLIDATED BALANCE SHEETS (Unaudited)

	9/30/03	12/31/02
ASSETS

Cash and due from banks	$8,728,672	$10,010,654

Federal funds sold	21,000,000	6,315,000

Total cash and cash equivalents	29,728,672	16,325,654

Interest bearing deposits with banks	998,446	997,185

Securities available for sale (at fair value)	59,686,147	52,364,712

Securities held to maturity	17,162,474	18,441,685

Fair value September 30, 2003 - $17,749,000 December 31, 2002 - $18,986,000

Federal bank stock	2,751,050	2,689,450

Loans:

Commercial	73,655,803	62,693,450

Real estate mortgage	103,635,851	122,394,895

Installment	7,535,259	7,442,374

Total loans	184,826,913	192,530,719

Less: Unearned income	374,185	366,856

Allowance for loan losses	1,743,424	1,604,200

Loans, net	182,709,304	190,559,663

Accrued interest receivable	1,715,472	1,495,506

Premises and equipment	4,622,061	4,816,253

Goodwill	4,475,165	4,475,465

Identified intangible assets	1,722,799	1,929,734

Other assets	2,527,129	2,407,248

TOTAL	$308,098,719	$296,502,555

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits

Demand	$35,533,561	$35,852,184

Savings and N.O.W.s	134,591,538	116,488,042

Time	80,402,620	86,957,001

Total deposits	250,527,719	239,297,227

Securities sold under repurchase agreements	2,123,297	3,006,221

Federal Reserve note account	157,534	1,000,000

Federal Home Loan Bank advances	17,068,581	17,205,743

Accrued interest payable	481,191	532,007

Other liabilities	2,985,685	2,271,307

Total liabilities	273,344,007	263,312,505

SHAREHOLDERS’ EQUITY

Common stock — without par value; 6,000,000 shares authorized; 2,289,528 shares issued	11,447,640	11,447,640

Additional paid-in capital	4,689,800	4,689,800

Retained earnings	17,784,740	16,502,352

Accumulated other comprehensive income	2,022,025	1,739,751

Less: Treasury shares (at cost): 55,040 shares as of September 30, 2003 and December 31, 2002	(1,189,493)	(1,189,493)

Total shareholders’ equity	34,754,712	33,190,050

TOTAL	$308,098,719	$296,502,555

See notes to consolidated financial statements

NATIONAL BANCSHARES CORPORATION

CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME (Unaudited)

	Three months ended		Nine months ended

	9/30/03	9/30/02	9/30/03	9/30/02
INTEREST AND DIVIDEND INCOME:

Loans, including fees	$2,734,207	$3,309,038	$8,625,312	$8,759,793

Federal funds sold	38,385	47,549	78,837	85,396

Securities:

Taxable	741,930	733,857	2,230,583	2,225,375

Nontaxable	229,671	201,149	710,651	625,878

Total interest and dividend income	3,744,193	4,291,593	11,645,383	11,696,442

INTEREST EXPENSE:

Deposits	713,696	1,215,601	2,355,415	3,380,129

Short-term borrowings	1,667	3,610	5,036	10,548

Federal Home Loan Bank advances	189,610	160,785	527,238	374,139

Total interest expense	904,973	1,379,996	2,887,689	3,764,816

Net interest income	2,839,220	2,911,597	8,757,694	7,931,626

PROVISION FOR LOAN LOSSES	70,000	25,000	155,000	140,000

Net interest income after provision for loan losses	2,769,220	2,886,597	8,602,694	7,791,626

NONINTEREST INCOME

Checking account fees	187,693	197,406	561,520	560,256

Gain on sale of loans	26,232	6,460	115,982	8,409

Securities gains, net	27,358	6,007	37,242	188,331

Other	143,754	129,449	436,671	362,796

Total noninterest income	385,037	339,322	1,151,415	1,119,792

NONINTEREST EXPENSE:

Salaries and employee benefits	1,262,057	1,128,308	3,683,955	3,180,376

Data processing fees	190,204	175,548	567,462	558,483

Net occupancy expense	100,738	95,630	304,461	250,018

Depreciation — furniture and fixtures	87,181	82,868	266,102	242,054

Franchise taxes	78,750	74,204	236,250	228,675

Maintenance and repairs	67,528	64,544	202,469	165,522

Other expenses	541,116	429,811	1,515,784	1,201,813

Total noninterest expense	2,327,574	2,050,913	6,776,483	5,826,941

INCOME BEFORE INCOME TAXES	826,683	1,175,006	2,977,626	3,084,477

Income tax expense	189,737	300,249	734,408	799,427

NET INCOME	636,946	874,757	2,243,218	2,285,050

OTHER COMPREHENSIVE INCOME:

Unrealized appreciation (depreciation) in fair value of securities available for sale, net of tax	(574,584)	337,367	306,854	1,011,451

Reclassification adjustment for realized (gains), losses included in earnings, net of tax	(18,057)	(3,964)	(24,580)	(124,298)

	(592,641)	333,403	282,274	887,153

COMPREHENSIVE INCOME	$44,305	$1,208,160	$2,525,492	$3,172,203

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	2,234,488	2,230,267	2,234,488	2,226,894

BASIC EARNINGS PER COMMON SHARE	$0.29	$0.39	$1.00	$1.03

DIVIDENDS DECLARED PER COMMON SHARE	$0.15	$0.14	$0.43	$0.40

See notes to consolidated financial statements

NATIONAL BANCSHARES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)	Nine Months Ended

	9/30/03	9/30/02

Net Cash From Operating Activities	$3,060,989	$1,535,809

Cash Flows From Investing Activities:

Net change in interest-bearing deposits with banks	(1,261)	997,397

Securities Held to Maturity

Proceeds from Maturities and Repayments	1,552,400	2,139,800

Purchases	(318,400)	(796,568)

Securities Available for Sale

Proceeds from Maturities and Repayments	5,107,807	8,726,465

Proceeds from Sales	1,909,439	5,317,609

Purchases	(13,704,157)	(5,865,603)

Purchases of Federal bank stock	—	(446,050)

Net Cash Paid for Acquisition	—	(1,083,198)

Capital Expenditures	(212,631)	(462,869)

Proceeds from Sale of Loans	5,432,154	1,195,026

Net Change in Loans to Customers	2,147,223	1,442,358

Net Cash From Investing Activities	1,912,574	11,164,367

Cash Flows from Financing Activities:

Net Change in Demand and Savings Accounts	17,784,873	13,478,162

Net Change in Time Deposits	(6,554,381)	(13,842,258)

Net Change in Short-Term Borrowings	(1,725,390)	1,071,689

Repayments on Federal Home Loan Bank Advances	(137,162)	(4,119,996)

Dividends Paid	(938,485)	(867,406)

Dividends Reinvested	—	189,799

Net Cash From Financing Activities	8,429,455	(4,090,010)

Net Change in Cash and Cash Equivalents	13,403,018	8,610,166

Beginning Cash and Cash Equivalents	16,325,654	10,260,082

Ending Cash and Cash Equivalents	$29,728,672	$18,870,248

Supplemental Disclosures

Cash Paid for Interest	$2,938,505	$3,649,150

Cash Paid for Income Taxes	$740,000	$685,000

See notes to consolidated financial statements.

National Bancshares Corporation

Notes to Consolidated Financial Statements (Unaudited)

Note 1. Basis of Presentation

     The accompanying consolidated financial statements include the accounts of National Bancshares Corporation (the “Company”) and its wholly owned subsidiary, First National Bank, Orrville, Ohio (the “Bank”). All significant intercompany transactions and balances have been eliminated. The consolidated balance sheet as of September 30, 2003, the consolidated statements of income and comprehensive income for the three and nine month periods ended September 30, 2003 and 2002, and the consolidated statements of cash flows for the nine month periods ended September 30, 2003 and 2002 have been prepared by the Company without audit. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

     The consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q, but do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These statements should be read in conjunction with the consolidated financial statements and footnotes in the Company’s annual report on Form 10-K for the year ended December 31, 2002. Operating results for the nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

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

     The Financial Accounting Standards Board (FASB) recently issued two new accounting standards, Statement 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, and Statement 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equities, both of which generally become effective in the quarter beginning July 1, 2003. Because the Company does not have these instruments or is only nominally involved in these instruments, the new accounting standards will not materially affect the Company’s operating results or financial condition.

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

FINANCIAL CONDITION

Balance Sheets

     Total assets increased $11.6 million or 3.9% from 12/31/02 principally due to an increase in total deposits. Total securities increased $6.0 million or 8.5% from 12/31/02. Federal funds sold increased $14.7 million or 232.5% due mainly to an increase in total deposits. Net loans decreased $7.8 million or 4.1% principally due to payoffs and sales of fixed rate real estate mortgages, offset by commercial loan growth. With interest rates being at historic lows, management felt it was appropriate to sell approximately $5.4 million in fixed rate real estate mortgages. Commercial loans increased $11.0 million or 17.5%, while real estate mortgages decreased $18.8 million or 15.3% and installment loans increased $0.1 million or 1.2%. Recent additions to our commercial loan staff, along with an expanded market due to the acquisition of Peoples Financial Corporation in 2002, has resulted in strong growth in our commercial loan portfolio. The decrease in real estate mortgages has helped diversify the loan portfolio by enabling a redeployment of funds into other types of loans and earning assets carrying a variable rate of interest of shorter maturity.

     The carrying amounts and estimated fair values of securities are summarized as follows:

	September 30, 2003

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Available for Sale:

U.S. Government and federal agency		$1,148,131	$15,625	$24,256,703

State and municipal		183,450	—	2,448,289

Corporate bond and notes		1,881,684	88,712	32,039,811

Total debt securities		3,213,265	104,337	58,744,803

Equity securities		46,033	91,285	941,344

Total		$3,259,298	$195,622	$59,686,147

Held to Maturity:

State and municipal	$17,162,474	$642,180	$55,459	$17,749,195

	December 31, 2002

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Available for Sale:

U.S. Government and federal agency		$1,244,835	$317	$21,019,263

State and municipal		146,698	—	2,420,694

Corporate bond and notes		1,589,612	158,648	26,902,346

Total debt securities		2,981,145	158,965	50,342,303

Equity securities		85,573	271,766	2,022,409

Total		$3,066,718	$430,731	$52,364,712

Held to Maturity:

State and municipal	$18,441,685	$688,144	$144,264	$18,985,565

     The activity in the allowance for loan losses for the first nine months of 2003 and 2002 was as follows:

	2003	2002

Beginning balance	$1,604,200	$1,321,152

Provision for loan losses	155,000	140,000

Loans charged-off	(26,528)	(35,817)

Recoveries	10,752	12,924

Transfer of allowance from merged entity	—	244,529

Ending balance	$1,743,424	$1,682,788

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

     The allowance for loan losses to total loans outstanding was .94% for September 30, 2003 compared to 0.83% for December 31, 2002. On an annualized basis, net charge-offs to total average loans were .01% for the first nine months of 2003 and 0.02% for the first nine months of 2002. The ratio of non-performing loans to total loans was 0.33% ($612,838) for September 30, 2003 compared to 0.84% ($1,612,778) for December 31, 2002. Non-performing loans consist of loans that have been placed on nonaccrual status. One large commercial loan was taken off of nonaccrual status during 2003.

Impaired loans at September 30, 2003 and December 31, 2002 were as follows:

	9/30/03	12/31/02

Loans with no allocated allowance for loan losses	$—	$—

Loans with allocated allowance for loan losses	1,103,294	1,436,332

Amount of the allowance for loan losses allocated	243,235	215,450

	9/30/03	9/30/02

Average of impaired loans during the first nine months of 2003 and 2002	$771,071	$239,915

Interest income recognized during impairment	362	5,264

Cash-basis interest income recognized	—	5,264

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

     Total deposits increased $11.2 million or approximately 4.7% from 12/31/02. Non-interest bearing demand accounts decreased 0.9%, savings and N.O.W. accounts increased 15.5% and time deposits decreased 7.5%. The majority of the deposit growth was temporary, as a few customers made large deposits during the month of September 2003 and withdrew the funds in October 2003. Time deposit balances are affected by the interest rates offered by competitors in our market area. In this low interest rate environment, some customers have moved their funds into liquid savings products and other customers have found higher rates elsewhere. Securities sold under repurchase agreements decreased $0.9 million or 29.4% from 12/31/02. These represent short-term funds that commercial customers can use to meet their operating and liquidity needs. Other liabilities increased $0.7 million or 31.5% mainly due to an increase in accrued expenses and deferred taxes. Total shareholders’ equity increased $1.6 million or 4.7% from 12/31/02 due to retained earnings and an increase in accumulated other comprehensive income.

Statements of Cash Flows

     Net cash from operating activities for the first nine months of 2003 was $3.1 million compared to $1.5 million for the first nine months of 2002. The increase was due primarily to changes in other liabilities. Net cash from investing activities for the first nine months of 2003 was $1.9 million, compared to $11.2 million for the first nine months of 2002. The decrease was due primarily to an increase in securities purchases, and a decrease in proceeds from security maturities, repayments and sales in 2003. Net cash from financing activities was $8.4 million for the first nine months of 2003 compared to ($4.1) million for the first nine months of 2002. The change was primarily due to the net change in demand, savings and time deposits, plus a decrease in repayments on Federal Home Loan Bank Advances. Total cash and cash equivalents increased $13.4 million during the first nine months of 2003. With total cash and cash equivalents of $29.7 million as of 9/30/03, the Company’s liquidity ratios continue to remain favorable.

Analysis of Equity

     The Company and the Bank are subject to regulatory capital requirements administered by federal banking agencies. The following is a summary of the actual and required regulatory capital amounts and ratios.

(Dollars in thousands)					To Be Well Capitalized
			For Capital		Under Prompt Corrective
September 30, 2003	Actual		Adequacy Purposes		Action Provisions

	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital to risk-weighted assets

Consolidated	$28,269	13.98%	$16,174	8.00%	$20,218	10.00%

Bank	26,871	13.34%	16,114	8.00%	20,142	10.00%

Tier 1 (core) capital to risk-weighted assets

Consolidated	26,505	13.11%	8,087	4.00%	12,131	6.00%

Bank	25,127	12.47%	8,057	4.00%	12,085	6.00%

Tier 1 (core) capital to average assets

Consolidated	26,505	9.18%	11,552	4.00%	14,440	5.00%

Bank	25,127	8.72%	11,521	4.00%	14,401	5.00%

(Dollars in thousands)					To Be Well Capitalized
			For Capital		Under Prompt Corrective
December 31, 2002	Actual		Adequacy Purposes		Action Provisions

	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital to risk-weighted assets

Consolidated	$26,527	13.58%	$15,628	8.00%	$19,535	10.00%

Bank	24,362	12.59%	15,482	8.00%	19,353	10.00%

Tier 1 (core) capital to risk-weighted assets

Consolidated	24,923	12.76%	7,814	4.00%	11,721	6.00%

Bank	22,758	11.76%	7,741	4.00%	11,612	6.00%

Tier 1 (core) capital to average assets

Consolidated	24,923	8.61%	11,574	4.00%	14,468	5.00%

Bank	22,758	7.91%	11,503	4.00%	14,379	5.00%

RESULTS OF OPERATIONS

     Interest income totaled $3.7 million or $547 thousand lower for the three-months ended 9/30/03 as compared to the same period in 2002. Interest expense was $0.9 million for the three months ended 9/30/03 or $475 thousand lower than 2002. This resulted in a decrease of $72 thousand or 2.5% in net interest income for the three-month period ended 9/30/03 as compared to 9/30/02. The nine months results for the periods ended 9/30/03 and 9/30/02 were a decrease in interest income of $51 thousand and a decrease in interest expense of $877 thousand. Interest income decreased due to lower yields on earning assets, which declined from 6.81% to 5.91%. Volume of average-earning assets increased from $236.0 million to $271.7 million. Interest expense decreased due to lower average costs, which declined from 2.64% to 1.74%. The higher volume of earning assets was mainly due to the acquisition of Peoples Financial Corporation, which occurred in April 2002. Net interest rate margins were 4.49% and 4.68% for the first nine months of 2003 and 2002, respectively.

     Provision for loan losses was $70 thousand for the three months ended 9/30/03 compared to $25 thousand for the same period in 2002. The provision for loan losses was $155 thousand and $140 thousand for the nine months ended 9/30/03 and 9/30/02. Net charge offs for the nine months ended 9/30/03 were $16 thousand compared to $23 thousand for the same period in 2002.

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

     For the third quarter of 2003, management reviewed all of these factors and did not find any additional significant risks or losses that had not been previously identified and reflected in the allowance for loan losses. For this reason, management determined that the $70 thousand provision provided in the third quarter was adequate.

     Noninterest income was $385 thousand for the three months ended 9/30/03 or approximately 13.5% above the same period in 2002, due mainly to the gain on sale of loans and securities during the third quarter of 2003. Noninterest income was $1.2 million for the nine months ended 9/30/03 or 2.8% above the same period in 2002, due mainly to the gains on sale of loans.

     Noninterest expense was $2.3 million for the three months ended 9/30/03 or approximately 13.5% above the same period in 2002. Year to date noninterest expense for 2003 was $6.8 million or 16.3% above the same period in 2002, due mainly to higher salary and employee benefits and other expenses related to the acquisition of Peoples Financial Corporation.

     Net income was $637 thousand for the three months ended 9/30/03 or 27.2% below the same quarter of 2002. Net income was approximately $2.2 million for the nine months ended 9/30/03 or 1.8% below the first nine months of 2002. The decrease was due primarily to higher operating expenses.

     Net unrealized appreciation (depreciation) on securities available for sale was ($593) thousand for the three months ended 9/30/03 compared to $333 thousand for the three months ended 9/30/02. Year to date unrealized appreciation was $282 thousand compared to $887 thousand for the same period last year. The market value of securities in the available for sale portfolio decreased during the third quarter of 2003 due to an increase in long-term rates. Comprehensive income was $44 thousand for the three months ended 9/30/03 compared to $1.2 million for the same period in 2002. Comprehensive income was $2.5 million for the nine months ended 9/30/03 or 20.4% below the first nine months of 2002.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     There have been no material changes in the quantitative and qualitative disclosures about market risk as of September 30, 2003 from that presented in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

Item 4. Controls and Procedures

     As of the end of the period covered by this quarterly report, an evaluation was carried out under the supervision and with the participation of the Company’s management, including the Company’s President and Treasurer (Principal Financial Officer), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon that evaluation, the President and Treasurer concluded that the Company’s disclosure controls and procedures were effective as of the date of their evaluation in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in this Quarterly Report.

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

b. Form 8-K Current Report was filed or furnished to the SEC after June 30, 2003 as follows:

1) On July 18, 2003, to provide a copy of the July 18, 2003 press release announcing second quarter 2003 financial results.

Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

National Bancshares Corporation

Date: November 10, 2003	/s/Charles J. Dolezal Charles J. Dolezal, President

Date: November 10, 2003	/s/Lawrence M. Cardinal, Jr. Lawrence M. Cardinal, Jr., Treasurer (Principal Financial Officer)