Form 10-K
period 2003-12-31
NATIONAL BANCSHARES CORP /OH/
filed 2004-03-26
CIK 790362

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended: December 31, 2003

Commission File Number: 0-14773

National Bancshares Corporation

(Exact name of registrant as specified in its charter)

Ohio	34-1518564

(State or other jurisdiction	(IRS Employer
of incorporation or organization)	Identification No.)

112 West Market Street, Orrville, Ohio 44667
(330) 682-1010

(Address, including zip code, and telephone number,
including area code, of registrant’s principal executive offices)

     Securities registered pursuant to section 12(b) of the Act: none

     Securities registered pursuant to section 12(g) of the Act: common stock, without par value

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes [   ] No [X]

     State the aggregate market value of the voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: based on the average of the bid and asked prices on June 30, 2003, the aggregate market value of National Bancshares Corporation stock held by non-affiliates was $50,614,319.

     Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date: National Bancshares Corporation’s only class is common stock, without par value, of which 2,234,488 shares were outstanding on March 12, 2004.

Documents Incorporated by Reference

     Portions of the registrant’s annual report to shareholders for the fiscal year ended December 31, 2003 are incorporated by reference in Part II. Portions of the registrant’s definitive proxy statement for the 2004 Annual Meeting of Shareholders are incorporated by reference in Part III of this report.

i

Item 1 – Business

     Forward-looking Statements. This document contains forward-looking statements – as that term is defined in the Private Securities Litigation Reform Act of 1995 – about National Bancshares Corporation and its subsidiary First National Bank. Information incorporated in this document by reference, future filings by National Bancshares on Form 10-Q and Form 8-K, and future oral and written statements by National Bancshares and its management may also contain forward-looking statements. Forward-looking statements include statements about anticipated operating and financial performance, such as loan originations, operating efficiencies, loan sales, charge-offs and loan loss provisions, growth opportunities, interest rates and deposit growth. Words such as “may,” “could,” “should,” “would,” “believe,” “anticipate,” “estimate,” “expect,” “intend,” “project,” “plan,” and similar expressions are intended to identify these forward-looking statements.

     Forward-looking statements are necessarily subject to many risks and uncertainties. A number of things could cause actual results to differ materially from those indicated by the forward-looking statements. These include the factors we discuss immediately below, those addressed under the caption “Financial Review,” other factors discussed elsewhere in this document or identified in our filings with the Securities and Exchange Commission, and those presented elsewhere by our management from time to time. Many of the risks and uncertainties are beyond our control. The following factors could cause our operating and financial performance to differ materially from the plans, objectives, assumptions, expectations, estimates, and intentions expressed in the forward-looking statements:

- the strength of the United States economy in general and the strength of the local economies in which we conduct our operations; general economic conditions, either nationally or regionally, may be less favorable than we expect, resulting in a deterioration in the credit quality of our loan assets, among other things

- the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest-rate policies of the Federal Reserve Board

- inflation, interest rate, market, and monetary fluctuations

- the development and acceptance of new products and services of National Bancshares and its subsidiary and the perceived overall value of these products and services by users, including the features, pricing, and quality compared to competitors’ products and services

- the willingness of users to substitute our products and services for those of competitors

- the impact of changes in financial services laws and regulations (including laws concerning taxes, banking, securities, and insurance)

- changes in consumer spending and saving habits

     Forward-looking statements are based on our beliefs, plans, objectives, goals, assumptions, expectations, estimates, and intentions as of the date the statements are made. Investors should exercise caution because we cannot give any assurance that our beliefs, plans, objectives, goals, assumptions, expectations, estimates, and intentions will be realized. We disclaim any obligation to update or revise any forward-looking statements based on the occurrence of future events, the receipt of new information, or otherwise.

     Company Milestones. National Bancshares and First National Bank’s history spans more than 120 years. Some of the milestones are:

1881	First National Bank is chartered under the name “Orrville Banking Company”

1902	the bank’s name is changed to “Orrville National Bank”

1933	the bank is reorganized and renamed once again, the “National Bank of Orrville”

1965	on May 12 the bank opens its first branch, on West High Street

1968	on February 1 the bank merges with the First National Bank of Dalton, becoming the “First National Bank Orrville-Dalton”

1969	on November 1 the bank merges with the Bank of Mt. Eaton Company, and changes its name to “First National Bank”

1972	on January 1 the Farmers and Merchants Bank Company of Smithville merges with the bank

1975	on July 5 the bank opens its Midway office in Apple Creek

1978	the bank opens a drive-through only office (Northside) in Orrville on September 18

1986	National Bancshares Corporation becomes the holding company for First National Bank on June 2

1989	the bank enters Medina County with the purchase of its Lodi office on April 14

1994	on December 16 the bank establishes its second Medina County office with the purchase of the Seville branch

1999	the bank opens its Cleveland Road office in the city of Wooster on April 19

2002	the acquisition of Peoples Financial Corporation and its subsidiary, Peoples Federal Savings and Loan Association of Massillon, is completed on April 3, adding three more banking offices, our first offices in Stark County

     Market Area. National Bancshares’ sole banking subsidiary is First National Bank. The bank operates 14 offices in Wayne, Medina, and Stark Counties. Wayne County generally, and more specifically the city of Orrville and its environs in the northeastern quadrant of Wayne County, constitutes the center of the bank’s market, extending from there to most of Wayne County, the southern portion of Medina County to the north, western Stark County to the east, and the northeastern portion of Holmes County to the south. With their dense urban populations and wide-ranging industries, including many service, manufacturing, retail and other establishments of all sizes, the cities of Cleveland in Cuyahoga County, Akron in Summit County, and Canton in Stark County lie in a crescent just beyond the northern and eastern ends of the bank’s market area. The bank occupies a much more rural area with a significantly lower population density and less industrial diversity, and with a significantly higher proportion of small farm and related agricultural enterprises. Wayne County is largely rural. Holmes County is virtually entirely rural, with a large percentage of Amish Mennonite inhabitants. The portions of Stark and Medina Counties occupied by the bank are somewhat less urban than the remainder of the historically urban and industrial Stark County and the remainder of Medina County, which has been growing very rapidly for many years because of its increasingly close association with urban centers in Cleveland and Akron.

     The April 2002 merger with Peoples Federal Savings and Loan Association of Massillon added three offices in western Stark County – all located in Massillon – to the bank’s 11 offices in Wayne and Medina Counties. First National Bank had already been serving western Stark County, but without a branch presence. Massillon is the largest urban center in the bank’s market, with a population of slightly more than 31,000 according to 2000 U.S. Census data, followed by Wooster in Wayne County, with a population of approximately 25,000, and the city of Orrville in Wayne County, with a population just under 9,000. The total population of the bank’s market area is estimated to be between 175,000 and 225,000, but a more precise figure is difficult to determine because the bank’s market area does not necessarily correspond with the geographic and political boundaries employed when population data are compiled and reported. The bank’s market area benefits from an unemployment rate that is less than the state average, which was 5.0% according to 2000 U.S. Census data (available at www.census.gov). The unemployment rates at that time were 4.5% in Stark County, 3.3% in Medina County, 3.2% in Wayne County, and

2.3% in Holmes County. Major employers in the four counties include Bosch Rexroth Corporation, the College of Wooster, JM Smucker Company, LuK Inc., and Newell Rubbermaid in Wayne County, Diebold Inc., Hoover Co., and hospitals in Stark County, as well as local and county government employers throughout the four counties. Newell Rubbermaid has announced it will be closing its Wayne County facilities in 2004. According to the Ohio Department of Development, manufacturing industries are the dominant employers in Wayne and Holmes Counties, dominated only slightly by the services and trade industries in Stark and Medina Counties. (Ohio County Profiles, Ohio Department of Development, Office of Strategic Research, available at www.odod.state.oh.us/research).

     In summary, First National Bank believes the market area it has defined as its own generates economic activity and has demographic trends that should sustain the bank for the indefinite future. The bank is open to the prospect of expansion beyond its current market area, particularly if a suitable opportunity arises for expansion either by acquisition or by internal growth. For purposes of potential expansion either by acquisition or by internal growth, neither of which is planned currently, the more urban and industrial crescent at the northern and eastern edge of the bank’s market area offers more competitive resistance. The bank’s immediate goal is to achieve a broader and deeper penetration of its existing market area. We believe that the banking needs within our market have not been exhausted and that opportunities exist for a local community bank to achieve market-share gains at the expense of more distant and larger institutions whose organization-wide profit goals and credit standards leave less room for flexibility to adjust to local borrowers and other customers’ circumstances.

     Competition. The market in which we operate is intensely competitive. Offering checking and savings accounts, certificates of deposit, personal loans, loans to businesses and professionals, installment loans, safety deposit boxes, and credit cards, we compete with other banks and savings institutions, many of which are significantly larger than First National Bank and have greater financial, staff, and other resources and higher lending limits. Insurance companies, consumer finance companies, credit unions, mortgage banking companies, commercial finance and leasing companies, money market mutual funds, and securities firms also provide many of the financial services we offer. We face competition both in making loans and in attracting deposits. Competition generally is based on interest rates and other credit and service charges, the quality of services rendered, the convenience of banking hours and branch locations, the range and type of products offered and, in the case of loans to larger commercial borrowers, lending limits, among other factors. The bank does not have trust powers and therefore does not offer trust services. We seek to take competitive advantage of First National Bank’s local orientation and community banking profile, competing for loans principally through our responsiveness to customers, our ability to communicate effectively with them, and our ability to understand and address their needs. We compete for deposits principally by offering customers personal attention, a variety of banking services, attractive rates, and strategically located banking facilities. Our goal is to provide high quality banking service to professionals and small and mid-sized businesses as well as individuals, emphasizing quick and flexible responses to customer demands.

     The dominant institutions in Wayne, Stark, and Medina Counties are offices of significantly larger banking institutions, some of which have a statewide, multi-state, and even national presence. More geographically diversified than First National Bank, they are therefore less vulnerable to adverse changes in our local economy. And many of these institutions offer services that we do not or cannot provide in a cost-effective manner. Likewise, some competitors are not subject to the same kind and amount of regulatory restrictions and supervision to which a national bank is subject. Because First National Bank is smaller than many commercial lenders in its market, it is on occasion prevented from making commercial loans in amounts competitors can offer. First National Bank accommodates loan volumes in excess of its lending limits from time to time through the sale of loan participations to other banks.

     The share of deposits held by a particular banking institution relative to all other banking institutions in a particular market is not the only, but it is perhaps the most readily identifiable, indicator of the bank’s market share generally. As a percent of all deposits held by FDIC-insured banks and savings associations in the county, according to FDIC data available on the FDIC’s website (www.fdic.gov) one institution had a market share exceeding 20% in all three counties as of June 30, 2002. Based on the FDIC’s June 30, 2002 deposit data, First National Bank had a 9.28% share of deposits in Wayne County (ranking 4th of 16 FDIC-insured institutions), 1.54% in Stark County (9th of 20), and 1.58% in Medina County (14th of 20). We have no offices in Holmes County. At the time of the April 2002 merger of Peoples Federal Savings and Loan Association of Massillon into First National

Bank, with a 1.72% market share Peoples Federal ranked 9th among all FDIC-insured institutions in Stark County, its principal market area, according to the FDIC’s June 30, 2001 deposit data.

     The banking industry has been changing for many reasons, including continued consolidation within the banking industry, legislative and regulatory changes, and advances in technology. Congress’ elimination in 1994 of many restrictions on interstate branching could increase competition from large banks headquartered outside of our market. Congress’ repeal in late 1999 of much of the Glass-Steagall Act (which had separated the commercial and investment banking industries) and elimination of the barriers between the banking and insurance industries could make competition even more intense. Because of our smaller size, we may have less opportunity to take advantage of the flexibility offered by that new legislation. With frequent introductions of new technology-driven products and services, the banking industry is undergoing rapid technological changes. To deliver banking products and services more effectively and efficiently, banking institutions are opening in-store branches, installing more automated teller machines (ATMs), and investing in technology to permit telephone, personal computer, and internet banking. In addition to enhancing customer service, the effective use of technology increases efficiency and enables financial institutions to reduce costs. Financial institutions’ success is increasingly dependent upon use of technology to provide products and services that satisfy customer demands and to create additional operating efficiencies. Many of First National Bank’s competitors have substantially greater resources to invest in technological improvements, which could enable them to perform various banking functions at lower costs than First National Bank, or to provide products and services that First National Bank is not able to provide economically. Although all banks are experiencing the effects of the changing competitive and technological environment, the manner in which banks choose to compete is increasing the gap between large national and super-regional banks, on one hand, and community banks on the other. Large institutions are committed to becoming national or regional “brand names,” providing a broad selection of products at low cost and with advanced technology, while community banks provide most of the same products but with a commitment to personal service and with local ties to the customers and communities they serve.

     Because of the demand for technology-driven products, banks rely increasingly on unaffiliated vendors to provide data processing services and other core banking functions. The use of technology-related products, services, delivery channels, and processes exposes banks to various risks, particularly transaction, strategic, reputation, and compliance risk.

     Lending. Lending practices are governed by the bank’s Loan Credit Policy, which is approved annually by the board of directors, and by regulations and policies of the Office of the Comptroller of the Currency (“OCC”), the principal federal regulator of national banks. The Loan Credit Policy delegates lending authority to the President, Senior Vice President, Chief Loan Officer, and all loan officers. The Loan Credit Policy also establishes guidelines for credit types, loan mix, concentration of credit, and credit standards.

     First National Bank makes commercial loans, commercial real estate loans, construction loans, residential mortgage and home equity loans, secured and unsecured consumer installment loans, and credit card loans. A substantial portion of the bank’s commercial loans is designated as real estate loans for regulatory reporting purposes because they are secured by mortgages on real property. Loans of that type may be made for the purpose of financing commercial activities, such as accounts receivable, equipment purchases and leasing, but they are secured by real estate to provide the bank with an extra measure of security. Although these loans might be secured in whole or in part by real estate, they are treated in the discussions to follow as commercial loans. The bank’s consumer installment loans include secured and unsecured loans to individual borrowers for a variety of purposes, including personal, home improvements, and revolving credit lines.

     Acquired in April 2002, Peoples Federal Savings and Loan Association’s primary lending activity consisted of the origination of conventional mortgage loans secured by one- to four-family homes located in the Stark County area, loans for the construction of one- to four-family homes and mortgage loans on multifamily properties containing five units or more and nonresidential properties, and beginning in July 1998 home equity loans secured by first or second mortgages on single-family, owner-occupied homes. Peoples Federal originated fixed-rate loans only until July 1995, and it made no or an insignificant number of commercial and consumer loans. In addition to loans, a significant portion of Peoples Federal’s assets consisted of investments in U.S. Government and agency obligations, mortgage-backed securities, and municipal securities.

     A significant portion of the bank’s lending consists of origination of conventional loans secured by 1-4 family real estate located in Wayne, Medina, Stark, and Holmes Counties. The bank’s residential mortgage loans generally are originated with loan documentation permitting sale to Freddie Mac.

     The bank’s commercial loan services include –

•	accounts receivable, inventory and working capital loans

•	renewable operating lines of credit

•	loans to finance capital equipment

•	term business loans

•	short-term notes

•	selected guaranteed or subsidized loan programs for small businesses

•	loans to professionals

•	commercial real estate loans, including agricultural loans secured by farmland

•	loans for agricultural production and other loans to farmers

     Commercial real estate loans include commercial properties occupied by the proprietor of the business conducted on the premises, and income-producing or farm properties. Agricultural loans secured by farmland are a subset of the bank’s commercial real estate loan products, whereas loans for agricultural production and other loans to farmers are categorized by the bank as commercial loans (not secured by real estate). The primary risks of commercial real estate loans is loss of income of the owner or occupier of the property or the inability of the market to sustain rent levels. Although commercial and commercial real estate loans generally bear somewhat more credit risk than single-family residential mortgage loans, commercial and commercial real estate loans tend to be higher yielding, tend to have shorter terms, and commonly provide for interest-rate adjustments as prevailing rates change. Accordingly, commercial and commercial real estate loans enhance a lender’s interest rate risk management and, in management’s opinion, promote more rapid asset and income growth than a loan portfolio comprised strictly of residential real estate mortgage loans.

     Although a risk of nonpayment exists for all loans, certain specific types of risks are associated with various kinds of loans. One of the primary risks associated with commercial loans is the possibility that the commercial borrower will not generate income sufficient to repay the loan. The bank’s loan policy provides that commercial loan applications must be supported by documentation indicating that there will be cash flow sufficient for the borrower to service the proposed loan. Financial statements or tax returns must be submitted, and annual reviews are undertaken. The fair market value of collateral for collateralized commercial loans must exceed the bank’s loan exposure. For this purpose fair market value is determined by independent appraisal.

     Real estate is commonly a material component of collateral for the bank’s loans, including commercial loans. Although the expected source of repayment of these loans is generally the operations of the borrower’s business or personal income, real estate collateral provides an additional measure of security. Risks associated with loans secured by real estate include fluctuating land values, changing local economic conditions, changes in tax policies, and a concentration of loans within a limited geographic area.

     First National Bank originates several different types of loans that it categorizes as construction loans, including –

•	residential construction loans to borrowers who will occupy the premises upon completion of construction,

•	residential construction loans to builders,

•	commercial construction loans, and

•	real estate acquisition and development loans.

     Because of the complex nature of construction lending, these loans are generally recognized as having a higher degree of risk than other forms of real estate lending, including credit risk. The bank’s fixed-rate and adjustable-rate construction loans may not provide for the same interest rate terms on the construction loan and on the permanent mortgage loan that follows completion of the construction phase of the loan. It is the norm for the bank to make residential construction loans with an existing written commitment for permanent financing.

     The bank’s consumer loans include secured and unsecured loans to individual borrowers for a variety of purposes, including personal, home improvement, revolving credit lines, autos, boats, and recreational vehicles. The bank does not currently do any indirect lending. Unsecured consumer loans carry significantly higher interest rates than secured loans.

     Loans and extensions of credit to a single borrower may not exceed 15% of capital, often referred to as the “legal lending limit” or “loans-to-one-borrower limit.” But an additional margin of 10% of capital is permitted for loans fully secured by readily marketable collateral. The bank can accommodate loan volumes exceeding the legal lending limit by selling participation interests in loans to other banks. As of December 31, 2003, the bank’s legal lending limit for loans to a single borrower was approximately $4.0 million. The bank’s internal policy is to maintain its credit exposure to any one borrower at less than $3.5 million, which is comfortably within the range of the bank’s legal lending limit.

     Loan Solicitation and Processing. Loan originations are developed from a number of sources, including continuing business with depositors, other borrowers and real estate builders, solicitations by bank personnel and walk-in customers.

     When a loan request is made, the bank reviews the application, credit bureau reports, property appraisals or evaluations, financial information, verifications of income, and other documentation concerning the creditworthiness of the borrower, as applicable to each loan type. The bank’s underwriting guidelines are set by senior management and approved by the board. The loan policy specifies officers’ loan approval authority, requiring approval by the board’s Executive Committee or the full board for any aggregate borrowing to one customer or related customers of $1.5 million or more.

     Income from Lending Activities. The bank earns interest and fee income from its lending activities. Net of origination costs, loan origination fees are amortized over the life of a loan. The bank also receives loan fees related to existing loans, including late charges. Income from loan origination and commitment fees and discounts varies with the volume and type of loans and commitments made and with competitive and economic conditions. Note 1 to the Consolidated Financial Statements included herein contains a discussion of the manner in which loan fees and income are recognized for financial reporting purposes.

     Delinquent Loans – Late charges on residential mortgages and consumer loans are assessed if a payment is not received by the due date plus a grace period. When an advanced stage of delinquency appears on a single-family loan and if repayment cannot be expected within a reasonable time or a repayment agreement is not entered into, a required notice of foreclosure or repossession proceedings may be prepared by the bank’s attorney and delivered to the borrower so that foreclosure proceedings may be initiated promptly, if necessary. The bank also collects late charges on commercial loans.

     When the bank acquires real estate through foreclosure, voluntary deed, or similar means, it is classified as “other real estate owned” until it is sold. When property is acquired in this manner, it is recorded at the lower of cost (the unpaid principal balance at the date of acquisition) or fair value. Any subsequent write-down is charged to expense. All costs incurred from the date of acquisition to maintain the property are expensed. “Other real estate owned” is appraised during the foreclosure process, before acquisition. Losses are recognized for the amount by which the book value of the related mortgage loan exceeds the estimated net realizable value of the property.

     Investments – Investment securities provide a return on residual funds after lending activities. Investments may be in corporate securities, U.S. Government and agency obligations, state and local government obligations and government-guaranteed, mortgage-backed securities. The bank generally does not invest in securities that are rated less than investment grade by a nationally recognized statistical rating organization. All securities-related activity is reported to the bank’s board of directors. General changes in investment strategy are required to be reviewed and approved by the board. The President and the V.P. and Controller can purchase and sell securities in accordance with the bank’s stated investment policy.

     Sources of Funds – Deposit Accounts. Deposit accounts are a major source of funds for the bank. The bank offers a number of deposit products to attract both commercial and regular consumer checking and savings customers, including regular and money market savings accounts, NOW accounts, and a variety of fixed-maturity, fixed-rate certificates with maturities ranging from seven days to 48 months. These accounts earn interest at rates established by management based on competitive market factors and management’s desire to increase certain types or maturities of deposit liabilities. The bank also provides debit cards, travelers’ checks, official checks, money orders, ATM services, and IRA accounts.

     Borrowings. Deposits and repayment of loan principal are the bank’s primary sources of funds for lending activities and other general business purposes. However, when the supply of lendable funds or funds available for general business purposes cannot satisfy the demand for loans or general business purposes, the bank can obtain funds from the Cincinnati Federal Home Loan Bank (FHLB). In addition to borrowing from the FHLB on a term-loan basis, the bank has a line of credit with the FHLB that allows the bank to borrow in an amount based on a percentage of the bank’s pledged eligible mortgages. All or substantially all of the bank’s mortgage loans are pledged to the FHLB, and as of December 31, 2003 the bank had additional borrowing capacity of approximately $54 million from the FHLB. Interest is payable monthly, and the line of credit is secured by a blanket pledge collateral agreement. First National Bank also has access to credit through the Federal Reserve Bank of Cleveland and other funding sources.

     Personnel – As of December 31, 2003 First National Bank had 135 full-time equivalent employees. None of the employees are represented by a collective bargaining group. Management considers its relations with employees to be excellent.

     Minority Ownership of a Title Insurance Agency – First National Bank owns 49% of the stock of First Kropf Title, L.L.C., a title insurance agency whose majority owner is Kropf, Wagner, Hohenberger & Lutz, L.L.P., a law firm in which a director of National Bancshares and the bank – Mr. John W. Kropf – is an owner. In many mortgage transactions, the bank selects the firm that will provide title insurance services, but the costs are ordinarily paid by the mortgage borrower. First Kropf Title, L.L.C. is not the only title insurance agency used by the bank, but First Kropf Title, L.L.C. derives all or substantially all of its business through referrals from the bank.

     Available Information – National Bancshares Corporation common stock is registered with the SEC under the Securities Exchange Act of 1934. Accordingly, National Bancshares is required to file with the SEC annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and proxy and information statements. Documents filed by us with the SEC are filed electronically. The SEC maintains an Internet web site containing reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. Our SEC filings may also be viewed at the SEC’s web site at http://www.sec.gov. Our web site has not yet been upgraded to make National Bancshares Corporation’s SEC filings available free of charge. Our website is www.fnborrville.com. However, beneficial ownership reports filed by our directors and executive officers are available for viewing and downloading on that web site. In addition, we will provide copies of our SEC filings free of charge upon request to the Secretary of National Bancshares Corporation.

Supervision and Regulation

     The following discussion of bank supervision and regulation is qualified in its entirety by reference to the statutory and regulatory provisions discussed. Changes in applicable law or in the policies of various regulatory authorities could affect materially the business and prospects of National Bancshares and the bank.

     National Bancshares Corporation is a bank holding company within the meaning of the Bank Holding Company Act of 1956. As such, National Bancshares is subject to regulation, supervision, and examination by the Board of Governors of the Federal Reserve System, acting primarily through the Federal Reserve Bank of Cleveland. National Bancshares is required to file annual reports and other information with the Federal Reserve. First National Bank is a national bank, regulated primarily by the Office of the Comptroller of the Currency (OCC) and secondarily by the FDIC.

     National Bancshares and the bank are subject to federal banking laws intended to protect depositors, not shareholders. Federal and state laws applicable to holding companies and their financial institution subsidiaries regulate the range of permissible business activities, investments, reserves against deposits, capital levels, lending activities and practices, the nature and amount of collateral for loans, establishment of branches, mergers, dividends, and a variety of other important matters. The bank is subject to detailed, complex, and sometimes overlapping federal and state statutes and regulations affecting routine banking operations. These statutes and regulations include but are not limited to state consumer credit laws, the Truth-in-Lending Act and Regulation Z, the Equal Credit Opportunity Act and Regulation B, the Fair Credit Reporting Act, the Truth in Savings Act, and the Community Reinvestment Act. The bank must comply with Federal Reserve Board regulations requiring depository institutions to maintain reserves against their transaction accounts (principally NOW and regular checking accounts). Because required reserves are commonly maintained in the form of vault cash or in a noninterest-bearing account (or pass-through account) at a Federal Reserve Bank, the effect of the reserve requirement is to reduce an institution’s earning assets.

     The Federal Deposit Insurance Corporation Improvement Act of 1991 expanded significantly the authority of federal agencies to regulate the activities of federally chartered and state-chartered financial institutions and their holding companies. The Federal Reserve Board and the FDIC have extensive authority to prevent and to remedy unsafe and unsound practices and violations of applicable laws and regulations by institutions and holding companies. The agencies may assess civil money penalties, issue cease-and-desist or removal orders, seek injunctions, and publicly disclose those actions.

     Regulation of Bank Holding Companies – Bank and Bank Holding Company Acquisitions. The Bank Holding Company Act requires every bank holding company to obtain approval of the Federal Reserve before –

•	directly or indirectly acquiring ownership or control of any voting shares of another bank or bank holding company, if after the acquisition the acquiring company would own or control more than 5% of the shares of the other bank or bank holding company (unless the acquiring company already owns or controls a majority of the shares),

•	acquiring all or substantially all of the assets of another bank, or

•	merging or consolidating with another bank holding company.

     The Federal Reserve will not approve an acquisition, merger, or consolidation that would have a substantially anticompetitive result unless the anticompetitive effects of the proposed transaction are clearly outweighed by a greater public interest in satisfying the convenience and needs of the community to be served. The Federal Reserve also considers capital adequacy and other financial and managerial factors in its review of acquisitions and mergers.

     Additionally, the Bank Holding Company Act, the Change in Bank Control Act and the Federal Reserve Board’s Regulation Y require advance approval of the Federal Reserve to acquire “control” of a bank holding company. Control is conclusively presumed to exist if an individual or company acquires 25% or more of a class of voting securities of the bank holding company. If the holding company has securities registered under Section 12 of the Securities Exchange Act of 1934, as National Bancshares does, or if no other person owns a greater percentage of the class of voting securities, control is rebuttably presumed to exist if a person acquires 10% or more, but less than 25%, of any class of voting securities.

     Nonbanking Activities. With some exceptions, the Bank Holding Company Act has for many years also prohibited a bank holding company from acquiring or retaining direct or indirect ownership or control of more than 5% of the voting shares of any company that is not a bank or bank holding company, or from engaging directly or indirectly in activities other than those of banking, managing or controlling banks, or providing services for its subsidiaries. The principal exceptions to these prohibitions involve non-bank activities that, by statute or by Federal Reserve Board regulation or order, are held to be closely related to the business of banking or of managing or controlling banks. In making its determination that a particular activity is closely related to the business of banking, the Federal Reserve considers whether the performance of the activities by a bank holding company can be expected to produce benefits to the public – such as greater convenience, increased competition, or gains in efficiency in resources – that will outweigh the risks of possible adverse effects such as decreased or unfair competition, conflicts of interest, or unsound banking practices. Some of the activities determined by Federal Reserve Board regulation to be closely related to the business of banking are: making or servicing loans or leases; engaging in insurance and discount brokerage activities; owning thrift institutions; performing data processing services; acting as a fiduciary or investment or financial advisor; and making investments in corporations or projects designed primarily to promote community welfare.

     Financial Holding Companies. On November 12, 1999 the Gramm Leach Bliley Act became law, repealing much of the 1933 Glass-Steagall Act’s separation of the commercial and investment banking industries and permitting bank holding companies to become financial holding companies and affiliate with securities firms and insurance companies, as well as engage in other activities that are financial in nature. The Gramm Leach Bliley Act expands the range of nonbanking activities a bank holding company may engage in, while preserving existing authority for bank holding companies to engage in activities that are closely related to banking. The new legislation creates a new category of holding company called a “financial holding company.” If each of a bank holding company’s subsidiary banks is well capitalized under regulatory prompt corrective action provisions, is well managed, and has at least a satisfactory rating under the Community Reinvestment Act, the bank holding company may become a financial holding company by filing a declaration that the bank holding company wishes to become a financial holding company. No regulatory approval is necessary for a financial holding company to acquire a company – other than a bank or savings association – engaged in activities that are financial in nature or incidental to activities that are financial in nature, as determined by the Federal Reserve Board. Financial holding companies may engage in any activity that is –

•	financial in nature or incidental to that financial activity, or

•	complementary to a financial activity and that does not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally.

     Activities that are financial in nature include –

•	acting as principal, agent, or broker for insurance,

•	underwriting, dealing in, or making a market in securities, and

•	providing financial and investment advice.

     The Federal Reserve Board and the Secretary of the Treasury have authority to decide that other activities are also financial in nature or incidental to financial activity, taking into account changes in technology, changes in the banking marketplace, competition for banking services, and so on. The Federal Reserve Board has authority under Rule 225.83 (12 CFR 225.83) to prohibit a company from exercising the enhanced powers of a financial holding company if the Federal Reserve Board determines that the company’s bank subsidiary is not well capitalized or well managed.

     National Bancshares Corporation is and has been engaged solely in activities that were permissible for a bank holding company before enactment of the Gramm Leach Bliley Act. Because it no longer satisfied the requirements to become and remain a financial holding company, effective on May 23, 2003 National Bancshares terminated its status as a financial holding company. National Bancshares had not taken advantage of the enhanced authority associated with financial holding company status and had no immediate plans to do so. Accordingly, National Bancshares’ remains subject to the nonbanking activity limitations applicable to bank holding companies generally.

     Holding Company Capital and Source of Strength. The Federal Reserve considers the adequacy of a bank holding company’s capital on essentially the same risk-adjusted basis as capital adequacy is determined by the FDIC at the bank subsidiary level. It is also Federal Reserve Board policy that bank holding companies serve as a source of strength for their subsidiary banking institutions, committing resources to subsidiary banks when necessary. A holding company might be compelled to provide support to a subsidiary bank when the holding company does not have the resources to provide it. Additionally, the National Bank Act gives the OCC authority to assess a national bank’s stockholders (or the bank’s holding company) if the bank’s capital becomes impaired. 12 U.S.C. 55. If the stockholders (or holding company) fail to pay the assessment within three months, the OCC could order the sale of the bank’s stock to cover the deficiency.

     Under Bank Holding Company Act section 5(e), the Federal Reserve Board may require a bank holding company to terminate any activity or relinquish control of a nonbank subsidiary if the Federal Reserve Board determines that the activity or control constitutes a serious risk to the financial safety, soundness, or stability of a subsidiary bank. And with the Federal Deposit Insurance Corporation Improvement Act of 1991’s addition of the prompt corrective action provisions to the Federal Deposit Insurance Act, section 38(f)(2)(I) of the Federal Deposit Insurance Act now provides that a federal bank regulatory authority may require a bank holding company to divest itself of an undercapitalized bank subsidiary if the agency determines that divestiture will improve the bank’s financial condition and prospects.

     Federal Deposit Insurance. The FDIC insures deposits of banks, savings banks, and savings associations, and it safeguards the safety and soundness of the banking industry. Two separate insurance funds are maintained and administered by the FDIC. In general, bank deposits are insured through the Bank Insurance Fund. Deposits in savings associations are insured through the Savings Association Insurance Fund.

     As an FDIC-insured institution, deposits in the bank are insured to a maximum of $100,000 per depositor. The banks are required to pay deposit insurance premium assessments to the FDIC. In general terms, each institution is assessed insurance premiums according to how much risk to the insurance fund the institution represents. Well-capitalized institutions with few supervisory concerns are assessed lower premiums than other institutions. The premium range is currently from $0.00 for the highest-rated institutions to $0.27 per $100 of domestic deposits.

     The FDIC may terminate the deposit insurance of any insured depository institution if the FDIC determines that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, order, or any condition imposed in writing by, or written agreement with, the FDIC. The FDIC also may suspend deposit insurance temporarily during the hearing process for a permanent termination of insurance if the institution has no tangible capital.

     Interstate Banking and Branching. In 1994 the Riegle-Neal Interstate Banking and Branching Efficiency Act eased restrictions on interstate banking. The Riegle-Neal Act allows the Federal Reserve to approve an application by an adequately capitalized and adequately managed bank holding company to acquire a bank located in a state other than the acquiring company’s home state, without regard to whether the transaction is prohibited by the laws of any state. The Federal Reserve may not approve the acquisition of a bank that has not been in existence for the minimum time period (up to five years) specified by the statutory law of the acquired, or “target,” bank’s state. The Riegle-Neal Act also prohibits the Federal Reserve from approving an application if the applicant (and its depository institution affiliates) controls or would control more than 10% of the insured deposits in the United States or 30% or more of the deposits in the target bank’s home state or in any state in which the target bank maintains a branch. The Riegle-Neal Act does not affect the authority of states to limit the percentage of total insured deposits in the state that may be held or controlled by a bank or bank holding company if the limitation does not discriminate against out-of-state banks or bank holding companies. Individual states may also waive the 30% statewide concentration limit contained in the Riegle-Neal Act.

     Branching between states may be accomplished by merging commonly controlled banks located in different states into one legal entity. Branching may also be accomplished by establishing de novo branches or acquiring branches in another state. Under section 24(j) of the Federal Deposit Insurance Act, a branch of a bank operating out-of-state – in a “host state” in other words – is subject to the law of the host state regarding community reinvestment, fair lending, consumer protection, and establishment of branches. The Riegle-Neal Act authorizes the FDIC to approve interstate branching de novo by state-chartered banks solely in states that specifically allow it. Ohio bank law allows de novo branching in Ohio by an out-of-state bank. The FDIC has adopted regulations under the Riegle-Neal Act to prohibit an out-of-state bank from using the new interstate branching authority primarily for the purpose of deposit production. These regulations include guidelines to ensure that interstate branches operated by an out-of-state bank in a host state are reasonably helping to satisfy the credit needs of the communities served by the out-of-state bank.

     Capital – Risk-Based Capital Requirements. The Federal Reserve Board and the OCC employ similar risk-based capital guidelines in their examination and regulation of bank holding companies and national banks. If capital falls below the minimum levels established by the guidelines, the bank holding company or bank may be denied approval to acquire or establish additional banks or non-bank businesses or to open new facilities. Failure to satisfy capital guidelines could subject a banking institution to a variety of enforcement actions by federal bank regulatory authorities, including the termination of deposit insurance by the FDIC and a prohibition on the acceptance of “brokered deposits.”

     In the calculation of risk-based capital, assets and off-balance sheet items are assigned to broad risk categories, each with an assigned weighting (0%, 20%, 50% and 100%). Most loans are assigned to the 100% risk category, except for first mortgage loans fully secured by residential property, which carry a 50% rating. Direct obligations of or obligations guaranteed by the United States Treasury or United States Government agencies have a 0% risk-weight. Off-balance sheet items are also taken into account in the calculation of risk-based capital, with each class of off-balance sheet item being converted to a balance sheet equivalent according to established “conversion factors.” From these computations, the total of risk-weighted assets is derived. Risk-based capital ratios therefore state capital as a percentage of total risk-weighted assets and off-balance sheet items. The ratios established by guideline are minimums only.

     Current risk-based capital guidelines require bank holding companies and banks to maintain a minimum risk-based total capital ratio equal to 8% and a Tier 1 capital ratio of 4%. Intangibles other than readily marketable mortgage servicing rights are generally deducted from capital. Tier 1 capital includes stockholders’ equity, qualifying perpetual preferred stock (within limits and subject to conditions, particularly if the preferred stock is cumulative preferred stock), and minority interests in equity accounts of consolidated subsidiaries, less intangibles, identified losses, investments in securities subsidiaries, and certain other assets. Tier 2 capital includes the allowance for loan losses, up to a maximum of 1.25% of risk-weighted assets, any qualifying perpetual preferred stock exceeding the amount includable in Tier 1 capital, mandatory convertible securities, and subordinated debt and intermediate term preferred stock, up to 50% of Tier 1 capital. The OCC’s evaluation of an institution’s capital adequacy takes into account a variety of other factors as well, including interest rate risks to which the institution is subject, the level and quality of an institution’s earnings, loan and investment portfolio characteristics and risks, risks arising from the conduct of nontraditional activities, and a variety of other factors.

     Accordingly, the OCC’s final supervisory judgment concerning an institution’s capital adequacy could differ significantly from the conclusions that might be derived from the absolute level of an institution’s risk-based capital ratios. Therefore, institutions generally are expected to maintain risk-based capital ratios that exceed the minimum ratios discussed above. This is particularly true for institutions contemplating significant expansion plans and institutions that are subject to high or inordinate levels of risk.

     The banking agencies have also established a minimum leverage ratio of 3%, which represents Tier 1 capital as a percentage of total assets, less intangibles. However, for all but the most highly rated banks and bank holding companies, the banking agencies expect an additional margin of at least 100 to 200 basis points. At December 31, 2003, the bank was in compliance with all regulatory capital requirements. Actual and required capital amounts and ratios are presented elsewhere, specifically in Note 12 of National Bancshares Corporation’s audited financial statements for the year ended December 31, 2003.

     Prompt Corrective Action. To resolve the problems of undercapitalized institutions and to prevent a recurrence of the banking crisis of the 1980s and early 1990s, the Federal Deposit Insurance Corporation Improvement Act of 1991 established a system known as “prompt corrective action.” Under the prompt corrective action provisions and implementing regulations, every institution is classified into one of five categories, depending on its total risk-based capital ratio, its Tier 1 risk-based capital ratio, its leverage ratio, and subjective factors. The categories are “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.” A financial institution’s operations can be significantly affected by its capital classification. For example, an institution that is not “well capitalized” generally is prohibited from accepting brokered deposits and offering interest rates on deposits higher than the prevailing rate in its market, and the holding company of any undercapitalized institution must guarantee, in part, aspects of the institution’s capital plan. Financial institution regulatory agencies generally are required to appoint a receiver or conservator shortly after an institution enters the category of weakest capitalization. The Federal Deposit Insurance Corporation Improvement Act of 1991 also authorizes the regulatory agencies to reclassify an institution from one category into a lower category if the institution is in an unsafe or unsound condition or engaging in an unsafe or unsound practice. Undercapitalized institutions are required to take specified actions to increase their capital or otherwise decrease the risks to the federal deposit insurance funds.

     Limits on Bank Dividends to the Holding Company. National Bancshares Corporation’s ability to obtain funds for the payment of dividends and for other cash requirements depends on the amount of dividends that may be paid to it by the bank. Under the National Bank Act and OCC Rule 5.64, without OCC approval a national bank may not pay a cash dividend if the amount of the dividend exceeds retained net income for the year and for the two preceding years (after any required transfers to surplus). A national bank’s ability to pay dividends may be affected also by the OCC’s capital maintenance requirements. Moreover, regulatory authorities may prohibit banks and bank holding companies from paying dividends if payment of dividends would constitute an unsafe and unsound banking practice.

     A 1985 policy statement of the Federal Reserve Board declares that a bank holding company should not pay cash dividends on common stock unless the organization’s net income for the past year is sufficient to fully fund the dividends and the prospective rate of earnings retention appears consistent with the organization’s capital needs, asset quality, and overall financial condition.

     Transactions with Affiliates. The bank must comply with section 23A and section 23B of the Federal Reserve Act, pertaining to transactions with affiliates. These statutes are intended to protect banks from abuse in financial transactions with affiliates, preventing federally insured deposits from being diverted to support the activities of unregulated entities engaged in nonbanking businesses. An affiliate of a bank includes any company or entity that controls or is under common control with the bank. Generally, section 23A and section 23B of the Federal Reserve Act –

•	limit the extent to which a bank or its subsidiaries may lend to or engage in various other kinds of transactions with any one affiliate to an amount equal to 10% of the bank’s capital and surplus, limiting the aggregate of covered transactions with all affiliates to 20% of capital and surplus,

•	impose restrictions on investments by a subsidiary bank in the stock or securities of its holding company,

•	impose restrictions on the use of a holding company’s stock as collateral for loans by the subsidiary bank, and

•	require that affiliate transactions be on terms substantially the same or at least as favorable to the institution or subsidiary as those provided to a non-affiliate.

     The bank’s authority to extend credit to insiders – meaning executive officers, directors and greater than 10% stockholders – or to entities those persons control, is subject to section 22(g) and section 22(h) of the Federal Reserve Act and Regulation O of the Federal Reserve Board. Among other things, these laws require insider loans to be made on terms substantially similar to those offered to unaffiliated individuals, place limits on the amount of loans a bank may make to insiders based in part on the bank’s capital position, and require that specified approval procedures be followed. Loans to an individual insider may not exceed the legal limit on loans to any one borrower, which in general terms is 15% of capital but can be higher in some circumstances. And the aggregate of all loans to all insiders may not exceed the bank’s unimpaired capital and surplus. Insider loans exceeding the greater of 5% of capital or $25,000 must be approved in advance by a majority of the board, with any “interested” director not participating in the voting. Lastly, loans to executive officers are subject to special limitations. Executive officers may borrow in unlimited amounts to finance their children’s education or to finance the purchase or improvement of their residence, and they may borrow no more than $100,000 for most other purposes. But loans to executive officers exceeding $100,000 may be allowed if the loan is fully secured by government securities or a segregated deposit account.

     Community Reinvestment Act. Under the Community Reinvestment Act of 1977 and implementing regulations of the banking agencies, a financial institution has a continuing and affirmative obligation – consistent with safe and sound operation – to respond to the credit needs of its entire community, including low- and moderate-income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions, nor does it limit an institution’s discretion to develop the types of products and services it believes are best suited to its particular community. The CRA requires that bank regulatory agencies conduct regular CRA examinations and provide written evaluations of institutions’ CRA performance. The CRA also requires that an institution’s CRA performance rating be made public. CRA performance evaluations are based on a four-tiered rating system: Outstanding, Satisfactory, Needs to Improve and Substantial Noncompliance. Over the 26 years that the CRA has existed, banking institutions – particularly the largest banks and savings associations – have faced increasingly difficult regulatory obstacles and public interest group objections in connection with their regulatory applications, including institutions that have received the highest possible CRA ratings.

     Although CRA examinations occur on a regular basis, CRA performance evaluations have been used principally in the evaluation of regulatory applications submitted by an institution. CRA performance evaluations are considered in evaluating applications for such things as mergers, acquisitions, and applications to open branches. A bank holding company cannot elect to be a “financial holding company” – with the expanded securities, insurance and other powers that designation entails – unless all of the depository institutions owned by the holding company have a CRA rating of satisfactory or better. Following a CRA examination as of June 30, 1998, the bank’s most recent examination, the bank received a rating of “Satisfactory.”

     Monetary Policy. The earnings of financial institutions are affected by the policies of regulatory authorities, including monetary policy of the Federal Reserve Board. An important function of the Federal Reserve System is regulation of aggregate national credit and money supply. The Federal Reserve Board accomplishes these goals with measures such as open market transactions in securities, establishment of the discount rate on bank borrowings, and changes in reserve requirements against bank deposits. These methods are used in varying combinations to influence overall growth and distribution of financial institutions’ loans, investments and deposits, and they also affect interest rates charged on loans or paid on deposits. Monetary policy is influenced by many factors, including inflation, unemployment, short-term and long-term changes in the international trade balance, and fiscal policies of the United States government. Federal Reserve Board monetary policy has had a significant effect on the operating results of financial institutions in the past, and it can be expected to influence operating results in the future.

     Recent Legislative and Regulatory Changes. Enacted on July 30, 2002, the Sarbanes-Oxley Act of 2002 is among the most far-reaching U.S. securities laws enacted in a great many years. The Sarbanes-Oxley Act generally applies to all companies that – like National Bancshares Corporation – file periodic reports with the Securities and Exchange Commission under the Securities Exchange Act of 1934. The statute creates new disclosure requirements and new corporate governance rules, it enhances the role of independent audit committees of public companies’s boards of directors, and it has had and will continue to have a substantial impact on public companies’ efforts to comply with federal securities law disclosure requirements. Enacted when unprecedented corporate accounting and corporate governance scandals had shaken the capital markets in 2001 and 2002, the Sarbanes-Oxley Act is not the only regulatory measure originating at that time. Both before and after enactment of the Sarbanes-Oxley Act the stock exchanges, Nasdaq, and the SEC proposed numerous other rules to prevent a recurrence of the scandals that ultimately led to the Sarbanes-Oxley Act. Many of those related rules as well as rules proposed under the Sarbanes-Oxley Act remain under consideration and can be expected to be adopted in the near future, although many were finally adopted in late 2002 and in 2003.

Business Risks

     Success in the banking industry requires disciplined management of lending risks. There are many risks in the business of lending, including risks associated with the duration over which loans may be repaid, risks resulting from changes in economic conditions, risks inherent in dealing with individual borrowers, and risks resulting from changes in the value of loan collateral. Our lending market area is concentrated in Wayne, Stark, Medina, and Holmes Counties in northeastern Ohio. A large percentage of our loan portfolio is secured by real estate collateral. Commercial loans to small and medium-sized businesses also represent a significant portion of our loan portfolio. The asset quality of our loan portfolio is largely dependent upon the area’s economy and real estate markets. A downturn in the local economy would adversely affect our operations and limit our future growth potential.

     Changing interest rates have a direct and immediate impact on financial institutions. The risk of nonpayment of loans – or credit risk – is not the only lending risk. Lenders are subject also to interest rate risk. Fluctuating rates of interest prevailing in the market affect a bank’s net interest income, which is the difference between interest earned from loans and investments, on one hand, and interest paid on deposits and borrowings, on the other. Banks manage interest rate risk exposure by closely monitoring assets and liabilities, altering from time to time the mix and maturity of loans, investments, and funding sources. Changes in interest rates affect the volume of loans originated, as well as the value of loans and other interest-earning assets, including investment securities. Changes in interest rates could also result in an increase in higher-cost deposit liabilities as well as movement of funds from deposit accounts into direct investments (such as U.S. Government and corporate securities, and other investment instruments such as mutual funds) if the bank does not pay competitive interest rates. The percentage of household financial assets held in the form of deposits has declined over the years, with banking customers investing a greater portion of their financial assets in stocks, bonds, and mutual funds.

     The banking industry is heavily regulated; the compliance burden to the industry is considerable; the principal beneficiary of federal and state regulation is the public at large and depositors, not shareholders. National Bancshares Corporation and First National Bank are and will remain subject to extensive federal government supervision and regulation. Affecting many aspects of the banking business, including permissible activities, lending, investments, payment of dividends, the geographic locations in which banking services can be offered, and numerous other matters, federal supervision and regulation are intended principally to protect depositors, the public, and the deposit insurance funds administered by the FDIC. Protection of shareholders is not a goal of banking regulation.

     Applicable statutes, regulations, agency and court interpretations, and agency enforcement policies have undergone significant changes, some retroactively applied, and they could change significantly again. Changes in applicable laws and regulatory policies could adversely affect the banking industry generally or National Bancshares Corporation and First National Bank in particular. The burdens of banking regulation could place banks in general at a competitive disadvantage compared to less regulated competitors.

     National Bancshares Corporation common stock is thinly traded. It is therefore susceptible to wide price swings. National Bancshares’ common stock is not traded or authorized for quotation on any exchanges or on Nasdaq. National Bancshares common stock is traded on the OTC Bulletin Board® under the ticker symbol “NBOH,” but trading volume is low. Thinly traded, illiquid stocks are more susceptible to significant and sudden price changes than stocks that are widely followed by the investment community and actively traded on an exchange or Nasdaq. The liquidity of the common stock depends upon the presence in the marketplace of willing buyers and sellers.

     We do not intend at the current time to seek listing of our common stock on a securities exchange and we do not intend to seek authorization for trading of our shares on Nasdaq. SEC rules dictate corporate governance standards that the stock exchanges and Nasdaq must impose on companies desiring to list their shares for trading on the exchanges or on Nasdaq. To be listed on Nasdaq, according to these new SEC rules –

•	a company must have an audit committee consisting of independent directors,

•	the audit committee must be responsible for the appointment, compensation, retention, and oversight of the independent auditor,

•	the audit committee must establish procedures for the submission of complaints about accounting, auditing, and internal control issues and for the anonymous submission of accounting and auditing concerns by employees,

•	the audit committee must have authority to engage its own advisors, and

•	the company must ensure that the audit committee has ample funding for payment of independent auditor compensation, for compensation of advisors, and for other administrative expenses.

     Another SEC rule provides that the audit committee must have authority to determine whether the independent auditor may provide non-audit services, prohibiting altogether rendering of specified non-audit services by the independent auditor. Although National Bancshares has already adopted many of these corporate governance and audit committee standards, to achieve and maintain Nasdaq listing we believe additional corporate governance changes and adoption of more formal corporate governance practices would be necessary. The stock exchanges and Nasdaq are also proposing corporate governance standards above and beyond those SEC-dictated standards, affecting not only the audit committee but also corporate governance generally, director nominations, and other matters.

     A stock that is not listed on a securities exchange or authorized for Nasdaq trading might not be accepted as collateral for loans. If accepted as collateral, the stock’s value could nevertheless be substantially discounted. Consequently, investors should regard the common stock as a long-term investment and should be prepared to bear the economic risk of an investment in the common stock for an indefinite period. Investors who need or desire to dispose of all or a part of their investments in the common stock might not be able to do so except by private, direct negotiations with third parties.

     Government regulation could restrict our ability to pay cash dividends. Dividends from the bank are the only significant source of cash for National Bancshares. Statutory and regulatory limits could prevent the bank from paying dividends or transferring funds to National Bancshares. The bank currently must obtain advance approval from the OCC to pay a dividend because of the $12 million special dividend paid to National Bancshares for the purpose of financing the acquisition of Peoples Financial Corporation in April 2002. Although we believe the requirement to obtain advance approval of the OCC for dividends from the bank to the holding company will lapse in 2005 and that National Bancshares will be able to continue paying its regular quarterly cash dividend in the meantime, we cannot assure you that the bank’s profitability will continue to allow it to pay dividends to National Bancshares. We therefore cannot assure you that National Bancshares will be able to continue paying regular quarterly cash dividends.

     We could incur liabilities under federal and state environmental laws if we foreclose on commercial properties. A high percentage of the bank’s loans are secured by real estate. Although many of these loans are residential mortgage loans with little associated environmental risk, some are commercial loans secured by property on which manufacturing and other commercial enterprises are carried on. The bank has in the past and could again acquire property by foreclosing on loans in default. Under federal and state environmental laws, the bank could face liability for some or all of the costs of removing hazardous substances, contaminants, or pollutants from properties acquired in this fashion. Although other persons might be primarily responsible for these costs, they might not be financially solvent or they might be unable to bear the full cost of clean up. Regardless of whether it forecloses on property, it is also possible that a lender exercising unusual influence over a borrower’s commercial activities could be required to bear a portion of the clean-up costs under federal or state environmental laws.

     Growth through acquisition involves special risks. Many financial institutions and holding companies achieve growth through mergers and acquisitions. Management holds informal discussions about possible acquisitions of other institutions with some frequency, as it believes management of many institutions do. In the vast majority of cases, however, those discussions never progress beyond the most preliminary or exploratory stages. Sometimes preliminary discussions do progress beyond that point, but for one reason or another they nevertheless do not progress to the point of negotiating terms of an acquisition. Discussions of this sort have become routine among financial institutions both large and small. Investors generally may assume that these discussions have occurred and will occur again, but National Bancshares cautions investors not to assume that discussions will actually lead to an acquisition by National Bancshares, although that could occur.

     There are risks associated with assessing the values, strengths, weaknesses, and profitability of acquisition candidates, including adverse short-term effects of acquisitions on operating results, diversion of management’s attention, dependence on retaining key personnel, and risks associated with unanticipated problems. An acquisition’s success depends in part on the acquirer’s ability to integrate the assets and operations of the acquired institution and capitalize on synergies for cost savings.

     Accounting for probable loan losses is a critical accounting policy. An allowance for loan losses recorded under generally accepted accounting principles is an institution’s best estimate within a range of the probable amount of loans that – based on current information and events – the institution will be unable to collect. The amount of the allowance is a product of management’s judgment and it is inevitably imprecise. Estimating the allowance requires significant judgment and the use of estimates related to many factors, including the amount and timing of future cash flows on problem loans, estimated losses on pools of homogeneous loans based on historical loss experience, and consideration of current economic trends and conditions, all of which are susceptible to significant change. Our judgment about the adequacy of the loan loss allowance is based on assumptions that we believe are reasonable but that might nevertheless prove to be incorrect. We can give you no assurance that the allowance is sufficient to absorb future charge-offs.

Item 2 – Properties

     First National Bank operates thirteen full service offices and one limited service office in a market area comprising most of Wayne County, western Stark County, northeastern Holmes County and southern Medina County. The bank’s offices, all of which are owned by First National Bank except as indicated, are –

Location	County
Main Office: 112 West Market Street Orrville, Ohio 44667	Wayne

Branches: 1725 Cleveland Road Wooster, Ohio 44691	Wayne

12 West Main Street Dalton, Ohio 44618	Wayne

4934 Kidron Road Kidron, Ohio 44636	Wayne

106 Ainsworth Street Lodi, Ohio 44254	Medina

U.S. Route 30 at County Road 44 Apple Creek, Ohio 44606	Wayne

15974 East Main Street Mt. Eaton, Ohio 44659	Wayne

1720 North Main Street Orrville, Ohio 44667	Wayne

121 Greenwich Road Seville, Ohio 44273 (leased facility)	Medina

153 East Main Street Smithville, Ohio 44677	Wayne

1320 West High Street Orrville, Ohio 44667	Wayne

211 Lincoln Way East Massillon, Ohio 44646	Stark

Location	County
2312 Lincoln Way N.W. Massillon, Ohio 44647	Stark

One Massillon Marketplace Drive S.W. Massillon, Ohio 44646 (Wal-Mart in-store branch) (leased facility)	Stark

     At December 31, 2003 the net book value of the bank’s investment in premises and equipment totaled $4.7 million. The bank’s electronic data processing functions are performed under contract with an electronic data processing services firm that performs services for financial institutions throughout the Midwest.

Item 3 – Legal Proceedings

     From time to time the bank is involved in various legal proceedings that are incidental to its business. In the opinion of management, no current legal proceedings are material to the financial condition of National Bancshares or the bank, either individually or in the aggregate.

Item 4 – Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of National Bancshares’ shareholders during the fourth quarter of 2003.

Part II

Item 5 – Market for Registrant’s Common Equity and Related Stockholder Matters

     Incorporated by reference to “Price Range of Common Stock” appearing on page 57 of National Bancshares Corporation’s Annual Report 2003. National Bancshares had 972 shareholders of record as of March 12, 2004. Because National Bancshares Corporation is dependent on its bank subsidiary for earnings and funds necessary to pay dividends, the ability of National Bancshares to pay dividends to its shareholders is subject to bank regulatory restrictions. See, “Supervision and Regulation – Limits on Bank Dividends to the Holding Company.” To provide funds to National Bancshares Corporation for the acquisition of Peoples Financial Corporation in April 2002, First National Bank obtained OCC approval to pay a $12 million special dividend to National Bancshares Corporation. As a result of that dividend, no additional cash dividends may be paid by First National Bank to National Bancshares Corporation through the end of 2004 without additional OCC approval. We expect that OCC approval of one or more dividends from the bank to the holding company will be necessary to continue the regular quarterly cash dividend during 2004. Although we expect that OCC approval can be obtained, taking the bank’s capital position and its continued earnings into account, we cannot assure you that the OCC will approve the bank dividend. Assuming First National Bank continues to achieve net earnings in 2004 and into 2005; the requirement to obtain OCC approval for bank dividends will lapse beginning in 2005.

     National Bancshares Corporation has no compensation plans under which equity securities are authorized for issuance. No equity securities of National Bancshares were sold by it during 2003.

Item 6 – Selected Financial Data

     Incorporated by reference to “Selected Financial Data” appearing on pages 4 and 5 of National Bancshares Corporation’s Annual Report 2003.

Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

     Incorporated by reference to “Financial Review” appearing on pages 6 through 28 of National Bancshares Corporation’s Annual Report 2003.

Item 7A – Quantitative and Qualitative Disclosures About Market Risk

     Information concerning the interest-rate risks to which First National Bank’s assets and liabilities are exposed is contained in “Financial Review” appearing on pages 6 through 28 of National Bancshares Corporation’s Annual Report 2003.

Item 8 – Financial Statements and Supplementary Data

     The Consolidated Financial Statements and the Report of Independent Auditors are incorporated by reference to pages 29 through 54 of National Bancshares Corporation’s Annual Report 2003.

Item 9 – Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     No changes in or disagreements with the independent accountants have occurred in the two most recent fiscal years or since the end of December 31, 2003.

Item 9A – Controls and Procedures

     With the participation of the President and the Treasurer (the principal financial officer), management carried out an evaluation of the effectiveness of the design and operation of National Bancshares’ disclosure controls and procedures as of the end of 2003. Based upon that evaluation, the President and Treasurer concluded that National Bancshares’ disclosure controls and procedures were effective (1) to ensure that information required to be disclosed by National Bancshares in reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (2) in timely alerting them to material information of National Bancshares (including First National Bank) required to be included in this annual report on Form 10-K. During the fourth quarter of 2003 there were no changes in National Bancshares’ internal controls over financial reporting that have materially affected or are reasonably likely to affect National Bancshares’ internal controls over financial reporting.

Part III

Item 10 – Directors and Executive Officers of the Registrant

     Information concerning the directors of National Bancshares is incorporated by reference to pages 3 and 4 of the definitive proxy statement for the 2004 annual meeting of shareholders, filed or to be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2003. Disclosure by National Bancshares about directors’ and executive officers’ compliance with Section 16(a) of the Securities Exchange Act of 1934 appears on page 13 of the proxy statement for the 2004 annual meeting, and it is incorporated herein by reference.

     The executive officers of National Bancshares are -

Name	Age	Position
Charles J. Dolezal	50	Chairman of the Board, President and Chief Executive Officer of National Bancshares Corporation and First National Bank. Mr. Dolezal has been an executive officer of National Bancshares Corporation since it was formed in 1986, and President of First National Bank since 1982

Name	Age	Position
Kenneth R. VanSickle	56	Mr. VanSickle has served as Senior Vice President and Secretary of National Bancshares Corporation since April 1997. He has been a senior loan officer of First National Bank since 1986, currently serving as Senior Vice President and Chief Loan Officer

Lawrence M. Cardinal, Jr.	52	Mr. Cardinal has served as Vice President and Treasurer of National Bancshares Corporation and Vice President and Controller of the bank since April 1997. Mr. Cardinal is the principal financial and accounting officer

Harold D. Berkey	51	Mr. Berkey has served as Vice President of Customer Services for First National Bank since 1995

Robert T. Woodruff	57	Mr. Woodruff has served as Vice President and Cashier of the bank since 1993

     There are no family relationships among any of the executive officers.

     National Bancshares has adopted a code of business conduct and ethics covering all employees, including its principal executive, financial and accounting officers. Our code of business conduct and ethics is incorporated herewith as Exhibit 14.

     National Bancshares Corporation’s board of directors has determined that it has at least one “audit committee financial expert” serving on the Audit Committee. National Bancshares considers Director Sara Steinbrenner Balzarini to be an audit committee financial expert, based on her experience as the principal accounting and financial officer of a family-owned company recently sold to a foreign company. Information regarding the audit committee is incorporated by reference to pages 6 and 7 of National Bancshares’ proxy statement for the 2004 annual meeting, under the caption “Audit Committee” and “Audit Committee Report.”

Item 11 – Executive Compensation

     Incorporated by reference to pages 8 through 11 of the definitive proxy statement for the 2004 annual meeting of shareholders, filed or to be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2003.

Item 12 – Security Ownership of Certain Beneficial Owners and Management

     Incorporated by reference to page 2 of the definitive proxy statement for the 2004 annual meeting of shareholders, filed or to be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2003.

Item 13 – Certain Relationships and Related Transactions

     Incorporated by reference to page 12 of the definitive proxy statement for the 2004 annual meeting of shareholders, filed or to be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2003.

Item 14 – Principal Accounting Fees and Services

     Incorporated by reference to pages 13 and 14 of the definitive proxy statement for the 2004 annual meeting of shareholders, filed or to be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2003.

Part IV

Item 15 – Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)(1)	Financial Statements

     The following financial statements are included in this document in Item 8:

•	Report of Independent Auditors

•	Consolidated Balance Sheets at December 31, 2003 and 2002

•	Consolidated Statements of Income for the Years Ended December 31, 2003, 2002, and 2001

•	Consolidated Statements of Changes in Shareholders’ Equity for the Years Ended December 31, 2003, 2002, and 2001

•	Consolidated Statements of Cash Flows for the Years Ended December 31, 2003, 2002, and 2001

•	Notes to Consolidated Financial Statements

(a)(2)	Financial Statement Schedules

     Financial Statement Schedules have been omitted because they are not applicable or the required information is shown elsewhere in the document in the Financial Statements or Notes thereto, or in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section.

(a)(3)	Exhibits

See the list of exhibits below

(b) Reports on Form 8-K Filed During the Quarter ended December 31, 2003

     On October 17, 2003 National Bancshares furnished to the Securities and Exchange Commission a report on Form 8-K containing a copy of National Bancshares’ press release with unaudited results for the quarter ended September 30, 2003

(c) Exhibits Required by Item 601 of Regulation S-K

Exhibit
Number	Description	Location
3.1	Amended Articles of Incorporation	Filed herewith

3.2	Code of Regulations	Filed herewith

10.1*	Directors’ Defined Benefit Plan Agreement	Incorporated by reference to the identically numbered exhibit to the Annual Report on Form 10-K for the fiscal year ended December 31, 2000, filed on March 29, 2001

10.2*	Special Separation Agreement of Charles J. Dolezal, President and Chief Executive Officer	Incorporated by reference to the identically number exhibit to the Annual Report on Form 10-K for the fiscal year ended December 31, 2000, filed on March 29, 2001. Three executive officers of the Company, Kenneth R. VanSickle, Harold D. Berkey and Robert Woodruff, also entered into this agreement in June 2000. Mr. Dolezal’s and Mr. VanSickle’s agreements have a three-year term and provide for benefits equal to three-years’ pay. The agreements for Mr. Berkey and Mr. Woodruff have a two-year term and provide for benefits equal to two-years’ pay.

13	2003 Annual Report to Security Holders	Filed herewith

Exhibit
Number	Description	Location
14	Code of Business Conduct and Ethics	Filed herewith

21	Subsidiaries	Filed herewith

23	Consent of Crowe Chizek and Company LLC	Filed herewith

31.1	Certification of Chief Executive Officer under Sarbanes-Oxley Act section 302	Filed herewith

31.2	Certification of Chief Financial Officer under Sarbanes-Oxley Act section 302	Filed herewith

32	Certification under Sarbanes-Oxley Act section 906	Filed herewith

*	Management contract or compensatory plan or arrangement

Signatures

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

National Bancshares Corporation

By:	/s/ Charles J. Dolezal Charles J. Dolezal
President and Chief Executive Officer

Date: March 26, 2004

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Charles J. Dolezal Charles J. Dolezal President, Chief Executive Officer, and Director	March 16, 2004

/s/ Lawrence M. Cardinal, Jr. Lawrence M. Cardinal, Jr., Vice President and Treasurer (principal accounting and financial officer)	March 16, 2004

/s/ Sara Steinbrenner Balzarini Sara Steinbrenner Balzarini, Director	March 16, 2004

/s/ Bobbi Douglas Bobbi Douglas, Director	March 16, 2004

/s/ John W. Kropf John W. Kropf, Director	March 16, 2004

/s/ Steven Schmid Steven Schmid, Director	March 16, 2004

/s/ John E. Sprunger John E. Sprunger, Director	March 16, 2004

Howard J. Wenger, Director

/s/ James F. Woolley James F. Woolley, Director	March 16, 2004

/s/ Albert Yeagley Albert Yeagley, Director	March 16, 2004