Form 10-Q
period 2004-03-31
NATIONAL BANCSHARES CORP /OH/
filed 2004-05-14
CIK 790362

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

     (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2004

OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
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

Yes [X]. No [   ].

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes [   ] No [X].

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of May 7, 2004.

Common Stock, Without Par Value: 2,234,488 Shares Outstanding

National Bancshares Corporation

NATIONAL BANCSHARES CORPORATION

CONSOLIDATED BALANCE SHEETS (Unaudited)

	3/31/04	12/31/03
ASSETS
Cash and due from banks	$7,300,613	$11,506,999
Federal funds sold	2,940,000	—

Total cash and cash equivalents	10,240,613	11,506,999
Interest bearing deposits with banks	999,411	999,048
Securities available for sale (at fair value)	60,335,512	67,189,563
Securities held to maturity (Fair value March 31, 2004 - $17,510,190; December 31, 2003 - $17,300,084)	16,585,747	16,603,556
Federal agency bank stock	2,791,850	2,771,350
Loans, net of allowance for loan losses: March 31, 2004 - $1,688,564; December 31, 2003 - $1,603,568	193,791,877	187,056,241
Accrued interest receivable	1,716,331	1,622,090
Premises and equipment	4,635,102	4,737,018
Goodwill	4,722,775	4,722,775
Identified intangible assets	1,586,602	1,654,086
Other assets	2,550,394	2,386,649

TOTAL	$299,956,214	$301,249,375

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Noninterest-bearing demand	$35,478,385	$38,821,286
Savings and N.O.W.s	125,967,052	125,559,354
Time	79,046,778	78,466,651

Total deposits	240,492,215	242,847,291
Securities sold under repurchase agreements	2,758,650	2,786,848
Federal Reserve note account	235,349	319,563
Federal Home Loan Bank advances	17,000,000	17,034,291
Accrued interest payable	471,352	454,790
Other liabilities	3,454,453	3,001,857

Total liabilities	264,412,019	266,444,640

SHAREHOLDERS’ EQUITY
Common stock - without par value; 6,000,000 shares authorized; 2,289,528 shares issued	11,447,640	11,447,640
Additional paid-in capital	4,689,800	4,689,800
Retained earnings	18,344,724	17,849,899
Accumulated other comprehensive income	2,251,524	2,006,889
Less: Treasury shares (at cost): 55,040 shares as of March 31, 2004 and December 31, 2003	(1,189,493)	(1,189,493)

Total shareholders’ equity	35,544,195	34,804,735

TOTAL	$299,956,214	$301,249,375

See notes to consolidated financial statements

NATIONAL BANCSHARES CORPORATION

CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME (Unaudited)

	Three months ended
	3/31/04	3/31/03
INTEREST AND DIVIDEND INCOME:
Loans, including fees	$2,681,508	$2,952,638
Federal funds sold	2,538	14,185
Securities:
Taxable	871,227	757,431
Nontaxable	221,293	250,317

Total interest and dividend income	3,776,566	3,974,571
INTEREST EXPENSE:
Deposits	578,246	830,178
Short-term borrowings	2,764	1,796
Federal Home Loan Bank advances	190,014	150,452

Total interest expense	771,024	982,426

Net interest income	3,005,542	2,992,145
PROVISION FOR LOAN LOSSES	47,500	35,000

Net interest income after provision for loan losses	2,958,042	2,957,145
NONINTEREST INCOME
Checking account fees	186,600	182,295
Securities gains (losses), net	298,388	(1,097)
Other	145,114	137,569

Total noninterest income	630,102	318,767
NONINTEREST EXPENSE:
Salaries and employee benefits	1,355,280	1,206,426
Data processing fees	234,014	188,757
Net occupancy expense	109,551	105,071
Depreciation - furniture and fixtures	104,065	89,732
Franchise taxes	95,000	78,750
Maintenance and repairs	60,475	69,818
Amortization of intangibles	67,484	68,978
Other expenses	430,963	394,430

Total noninterest expense	2,456,832	2,201,962

INCOME BEFORE INCOME TAXES	1,131,312	1,073,950
Income tax expense	301,314	267,304

NET INCOME	829,998	806,646

OTHER COMPREHENSIVE INCOME:
Unrealized appreciation (depreciation) in fair value of securities available for sale, net of tax	441,571	(78,203)
Reclassification adjustment for realized (gains), losses included in earnings, net of tax	(196,936)	724

	244,635	(77,479)

COMPREHENSIVE INCOME	$1,074,633	$729,167

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	2,234,488	2,234,488

BASIC EARNINGS PER COMMON SHARE	$0.37	$0.36

DIVIDENDS DECLARED PER COMMON SHARE	$0.15	$0.14

See notes to consolidated financial statements

NATIONAL BANCSHARES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	3/31/04	3/31/03
Net Cash From Operating Activities	$851,668	$1,422,913
Cash Flows From Investing Activities:
Net change in interest-bearing deposits with banks	(363)	(331)
Securities Held to Maturity
Proceeds from Maturities and Repayments	—	1,395,000
Securities Available for Sale
Proceeds from Maturities and Repayments	6,260,023	2,997,349
Proceeds from Sales	1,291,922	299,733
Capital Expenditures	(49,548)	(81,630)
Net Change in Loans to Customers	(6,783,136)	(1,084,712)

Net Cash From Investing Activities	718,898	3,525,409
Cash Flows from Financing Activities:
Net Change in Demand and Savings Accounts	(2,935,203)	(508,865)
Net Change in Time Deposits	580,127	(4,271,243)
Net Change in Short-Term Borrowings	(112,412)	(1,547,836)
Repayments on Federal Home Loan Bank Advances	(34,291)	(68,581)
Dividends Paid	(335,173)	(312,829)

Net Cash From Financing Activities	(2,836,952)	(6,709,354)

Net Change in Cash and Cash Equivalents	(1,266,386)	(1,761,032)
Beginning Cash and Cash Equivalents	11,506,999	16,325,654

Ending Cash and Cash Equivalents	$10,240,613	$14,564,622

Supplemental Disclosures
Cash Paid for Interest	$754,462	$1,012,786
Cash Paid for Income Taxes	$240,000	$75,000

See notes to consolidated financial statements.

National Bancshares Corporation

Notes to Consolidated Financial Statements (Unaudited)

Note 1. Basis of Presentation

     The accompanying consolidated financial statements include the accounts of National Bancshares Corporation (the “Company”) and its wholly owned subsidiary, First National Bank, Orrville, Ohio (the “Bank”). All significant intercompany transactions and balances have been eliminated. The consolidated balance sheet as of March 31, 2004, the consolidated statements of income and comprehensive income for the three month periods ended March 31, 2004 and 2003, and the consolidated statements of cash flows for the three month periods ended March 31, 2004 and 2003 have been prepared by the Company without audit. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

     The consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q, but do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These statements should be read in conjunction with the consolidated financial statements and footnotes in the Company’s annual report on Form 10-K for the year ended December 31, 2003. Operating results for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

     To prepare financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and actual results could differ. The allowance for loan losses and fair values of certain securities are particularly subject to change.

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

Note 2. Regulatory Matters

     The Company and the Bank are subject to regulatory capital requirements administered by federal banking agencies. The following is a summary of the actual and required regulatory capital amounts and ratios.

(Dollars in thousands)

					To Be Well Capitalized
			For Capital		Under Prompt Corrective
March 31, 2004	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital to risk-weighted assets
Consolidated	$28,654	13.61%	$16,848	8.00%	$21,060	10.00%
Bank	27,895	13.28%	16,805	8.00%	21,006	10.00%
Tier 1 (core) capital to risk-weighted assets
Consolidated	26,966	12.80%	8,424	4.00%	12,636	6.00%
Bank	26,207	12.48%	8,402	4.00%	12,604	6.00%
Tier 1 (core) capital to average assets
Consolidated	26,966	9.27%	11,631	4.00%	14,539	5.00%
Bank	26,207	9.03%	11,607	4.00%	14,509	5.00%

(Dollars in thousands)

					To Be Well Capitalized
			For Capital		Under Prompt Corrective
December 31, 2003	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital to risk-weighted assets
Consolidated	$28,013	13.59%	$16,487	8.00%	$20,609	10.00%
Bank	26,902	13.09%	16,435	8.00%	20,544	10.00%
Tier 1 (core) capital to risk-weighted assets
Consolidated	26,398	12.81%	8,243	4.00%	12,365	6.00%
Bank	25,298	12.31%	8,218	4.00%	12,327	6.00%
Tier 1 (core) capital to average assets
Consolidated	26,398	9.04%	11,685	4.00%	14,607	5.00%
Bank	25,298	8.68%	11,657	4.00%	14,571	5.00%

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

     FINANCIAL CONDITION

     Balance Sheets

     Total assets decreased $1.3 million or 0.4% from 12/31/03 principally due to the decrease in total deposits. Total securities decreased $6.9 million or 8.2% from 12/31/03 to fund loan demand during the first quarter of 2004. Federal funds sold were $2.9 million at 3/31/04, representing overnight funds available for loan demand or deposit withdrawals. Net loans increased $6.7 million or 3.6% from 12/31/03. Commercial loans increased $2.9 million, commercial real estate loans increased $3.3 million, and home equity loans increased $1.7 million, while real estate mortgages decreased $1.0 million or 1.2%. Management has increased the commercial loan staff, as it has targeted commercial loan growth in our market area. The decrease in real estate mortgages is due to principal pay downs and refinancings.

The activity in the allowance for loan losses for the first three months of 2004 and 2003 was as follows:

	2004	2003
Beginning balance	$1,603,568	$1,604,200
Provision for loan losses	47,500	35,000
Loans charged-off	(2,999)	(10,573)
Recoveries	40,495	3,019

Ending balance	$1,688,564	$1,631,646

     The allowance for loan losses is a valuation allowance for probable incurred credit losses, increased by the provision for loan losses and decreased by charge-offs less recoveries. The allowance is maintained at a level that is considered adequate to absorb all estimated losses. Management estimates the allowance balance required using the following methodology. All problem, past due and non-performing loans are closely monitored and analyzed by management on a regular basis. Management assigns a classification rating to these loans based on information about specific borrower situations and estimated collateral values. Management determines the loss that exists on each significant problem, past due and non-performing loan. Problem loans that are not analyzed individually are assigned a provision based upon a historical migration analysis. The migration analysis identifies the percentage of problem loans that have historically been ultimately charged-off. The migration percentages are reviewed and adjusted by management to reflect various factors such as the growth and change in mix of the loan portfolio and the Comptroller of the Currency regulatory guidance. Past due loans that are not analyzed individually are pooled and evaluated by loan type. The probable loss that exists on past due loans is estimated using past loan loss experience. All other loans are pooled by loan type and evaluated based upon past loan loss experience. National and local economic conditions and other factors are also considered in determining an adequate level for the allowance for loan losses. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged-off. Management reviews the allowance for loan losses on a regular basis to determine the adequacy of the reserve.

     The allowance for loan losses to total loans outstanding was 0.86% for March 31, 2004 compared to 0.85% for December 31, 2003. On an annualized basis, net charge-offs to total average loans were (.08)% for the first three months of 2004 and 0.02% for the first three months of 2003. The ratio of non-performing loans to total loans was 0.80% ($1,568,846) for March 31, 2004 compared to 0.76% ($1,431,606) for December 31, 2003. Non-performing loans consist of loans that have been placed on nonaccrual status and loans past due over 90 days and still accruing interest.

Impaired loans at March 31, 2004 and December 31, 2003 were as follows:

	3/31/04	12/31/03
Loans with no allocated allowance for loan losses	$125,502	$125,502
Loans with allocated allowance for loan losses	249,622	251,081
Amount of the allowance for loan losses allocated	100,000	100,000

	3/31/04	3/31/03
Average of impaired loans during the first three months of 2004 and 2003	$375,775	$438,192
Interest income recognized during impairment	—	—
Cash-basis interest income recognized	—	—

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

     Total deposits decreased $2.4 million or approximately 1.0% from 12/31/03. Non-interest bearing demand accounts decreased 8.6%, savings and N.O.W. accounts increased 0.3% and time deposits increased 0.7%. Non-interest bearing demand accounts historically show little growth or a decline during the first quarter of the year, as customers make tax payments or pay down their debts. The level of interest rates and the interest rates offered by competitors in our market area affect time deposit and savings balances. In this low interest rate environment, some customers have moved their funds into liquid interest-bearing savings products. Other liabilities increased $0.5 million or 15.1% mainly due to an increase in accrued and deferred taxes. Total shareholders’ equity increased $0.7 million or 2.1% from 12/31/03 due to retained earnings and an increase in accumulated other comprehensive income.

     Statements of Cash Flows

     Net cash from operating activities for the first three months of 2004 was $0.9 million compared to $1.4 million for the first three months of 2003. The decrease was due primarily to securities gains and increases in other assets. Net cash from investing activities for the first three months of 2004 was $0.7 million, compared to $3.5 million for the first three months of 2003. The decrease was due primarily to the net change (increase) in loans to customers. Net cash from financing activities was ($2.8) million for the first three months of 2004 compared to ($6.7) million for the first three months of 2003. The change was primarily due to the net change in demand, savings, time deposits and short-term borrowings. Total cash and cash equivalents decreased $1.3 million during the first three months of 2004. With total cash and cash equivalents of $10.2 million as of 3/31/04, the Company’s liquidity ratios continue to remain favorable.

     RESULTS OF OPERATIONS

     Interest and dividend income totaled $3.8 million or $198 thousand lower for the three-months ended 3/31/04 as compared to the same period in 2003. Interest expense was $0.8 million for the three months ended 3/31/04 or $211 thousand lower than 2003. This resulted in an increase of $13 thousand or 0.4% in net interest income for the three-month period ended 3/31/04 as compared to 3/31/03. Interest income decreased due to lower yields on earning assets, which declined from 6.09% to 5.64%. Volume of average-earning assets increased from $270.3 million to $276.7 million. Interest expense decreased due to lower average costs, which declined from 1.78% to 1.38%. Net interest rate margins were 4.52% and 4.64% for the first three months of 2004 and 2003, respectively.

     Provision for loan losses was $48 thousand for the three months ended 3/31/04 compared to $35 thousand for the same period in 2003. The increase was mainly due to the growth in the loan portfolio and the change in the mix of the portfolio. Net charge offs for the three months ended 3/31/04 were ($37) thousand compared to $8 thousand for the same period in 2003.

     Each quarter, management reviews the adequacy of the allowance for loan losses by reviewing the overall quality and risk profile of the Company’s loan portfolio, by reviewing specific problem credits and assessing the incurred losses based on expected cash flows or collateral values, by reviewing trends in problem loan levels, by updating loss history for the Company’s loans, by analyzing the growth and change in mix of the portfolio, and by analyzing economic trends that are believed to impact the Company’s borrowers. For the first quarter of 2004, management reviewed all of these factors and determined that the $48 thousand provision was adequate.

     Noninterest income was $630 thousand for the three months ended 3/31/04 or approximately 97.7% above the same period in 2003, due mainly to securities gains. Security gains were $298 thousand for the first quarter of 2004. Management capitalized on the opportunity to sale a commercial mortgage subordinated bond for a gain of $278 thousand.

     Noninterest expense was $2.5 million for the three months ended 3/31/04 or approximately 11.6% above the same period in 2003, due mainly to higher salary and employee benefits and data processing fees. Additional lending and support staff has been hired to support current growth and better position the Company for future growth.

     Net income was $830 thousand for the three months ended 3/31/04 or 2.9% above the same quarter of 2003. The increase was due primarily to securities gains, partially offset by higher operating expenses.

     Net unrealized appreciation (depreciation) on securities available for sale was $442 thousand for the three months ended 3/31/04 compared to ($78) thousand for the three months ended 3/31/03. The market value of securities in the available for sale portfolio increased during the first quarter of 2004 due to a decrease in long-term rates. Comprehensive income was $1.1 million for the three months ended 3/31/04 compared to $0.7 million for the same period in 2003.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     There have been no material changes in the quantitative and qualitative disclosures about market risk as of March 31, 2004 from that presented in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

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

PART II. OTHER INFORMATION

     Item 1. Legal Proceedings - None
     Item 2. Changes in Securities and use of proceeds - None
     Item 3. Defaults Upon Senior Securities - None
     Item 4. Submission of matters to a vote of security holders – Notice of Annual Meeting of Shareholders and proxy statement dated March 19, 2004 was previously filed with the SEC on March 25, 2004.
     Item 5. Other Information - None
     Item 6. Exhibits and Reports on Form 8-K
                 a. Exhibits

Exhibit No.		If incorporated by Reference,
Under Reg.		Documents with Which Exhibit
S-K, Item 601	Description of Exhibits	Was Previously Filed with SEC
(3.1)	Amended Articles of Incorporation	Annual Report 10-K filed 3/26/04 File No. 000-14773

(3.2)	Code of Regulations	Annual Report 10-K filed 3/26/04 File No. 000-14773

(10.1)	Directors Defined Benefit Plan Agreement	Annual Report 10-K filed 3/29/01 File No. 000-14773

(10.2)	Special Separation Agreement	Annual Report 10-K filed 3/29/01 File No. 000-14773

(10.3)	Agreement and Plan of Merger, dated as of October 2, 2001, between National Bancshares Corporation and Peoples Financial Corporation	Form 8-K filed 10/3/01 File No. 000-14773

(11)	Computation of Earnings per Share	See Consolidated Statements of Income and Comprehensive Income, Page 4

(31.1)	Certification

(31.2)	Certification

(32)	Certification

No other exhibits are required to be filed herewith pursuant to Item 601 of Regulation S-K.

b.	Reports on Form 8-K filed for the quarter ended 3/31/04 – Notice of registrant’s press release of 2003’s earnings dated February 20, 2004, was filed with the SEC on February 20, 2004.

Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

National Bancshares Corporation

Date: May 13, 2004	/s/ Charles J. Dolezal

Charles J. Dolezal, President

Date: May 13, 2004	/s/ Lawrence M. Cardinal, Jr.

Lawrence M. Cardinal, Jr., Treasurer
(Principal Financial Officer)