Form 10-Q
period 2004-06-30
NATIONAL BANCSHARES CORP /OH/
filed 2004-08-13
CIK 790362

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-14773

NATIONAL BANCSHARES CORPORATION

Ohio	34-1518564

State of incorporation	IRS Employer Identification No.

112 West Market Street, Orrville, Ohio     44667
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

Yes ☒ No ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of August 6, 2004.

Common Stock, Without Par Value: 2,234,488 Shares Outstanding

National Bancshares Corporation

NATIONAL BANCSHARES CORPORATION
CONSOLIDATED BALANCE SHEETS (Unaudited)

	6/30/04	12/31/03
ASSETS
Cash and due from banks	$8,730,468	$11,506,999
Federal funds sold	5,490,000	—

Total cash and cash equivalents	14,220,468	11,506,999
Interest bearing deposits with banks	—	999,048
Securities available for sale (at fair value)	55,735,477	67,189,563
Securities held to maturity	16,781,845	16,603,556
Fair value June 30, 2004 - $17,107,830
December 31, 2003 - $17,300,084
Federal bank stock	2,812,250	2,771,350
Loans, net of allowance for loan losses: June 30, 2004 - $1,756,530; December 31, 2003 - $1,603,568	194,621,695	187,056,241
Accrued interest receivable	1,523,144	1,622,090
Premises and equipment	4,535,369	4,737,018
Goodwill	4,722,775	4,722,775
Identified intangible assets	1,519,716	1,654,086
Other assets	2,617,036	2,386,649

TOTAL	$299,089,775	$301,249,375

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Demand	$36,783,031	$38,821,286
Savings and N.O.W.s	127,060,077	125,559,354
Time	76,727,047	78,466,651

Total deposits	240,570,155	242,847,291
Repurchase agreements	4,131,353	2,786,848
Federal Reserve note account	471,678	319,563
Federal Home Loan Bank advances	17,000,000	17,034,291
Accrued interest payable	438,785	454,790
Other liabilities	2,247,829	3,001,857

Total liabilities	264,859,800	266,444,640

SHAREHOLDERS’ EQUITY
Common stock — without par value; 6,000,000 shares authorized; 2,289,528 shares issued	11,447,640	11,447,640
Additional paid-in capital	4,689,800	4,689,800
Retained earnings	18,665,730	17,849,899
Accumulated other comprehensive income	616,298	2,006,889
Less: Treasury shares (at cost): 55,040 shares as of June 30, 2004 and December 31, 2003	(1,189,493)	(1,189,493)

Total shareholders’ equity	34,229,975	34,804,735

TOTAL	$299,089,775	$301,249,375

See notes to consolidated financial statements

NATIONAL BANCSHARES CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME (Unaudited)

	Three months ended		Six months ended
	6/30/04	6/30/03	6/30/04	6/30/03
INTEREST AND DIVIDEND INCOME:
Loans, including fees	$2,744,053	$2,938,467	$5,425,561	$5,891,105
Federal funds sold	10,109	26,267	12,647	40,452
Securities:
Taxable	808,988	731,222	1,680,215	1,488,653
Nontaxable	223,122	230,663	444,415	480,980

Total interest and dividend income	3,786,272	3,926,619	7,562,838	7,901,190
INTEREST EXPENSE:
Deposits	638,774	811,541	1,217,020	1,641,719
Short-term borrowings	1,254	1,573	4,018	3,369
Federal Home Loan Bank advances	220,862	187,176	410,876	337,628

Total interest expense	860,890	1,000,290	1,631,914	1,982,716

Net interest income	2,925,382	2,926,329	5,930,924	5,918,474
PROVISION FOR LOAN LOSSES	85,000	50,000	132,500	85,000

Net interest income after provision for loan losses	2,840,382	2,876,329	5,798,424	5,833,474
NONINTEREST INCOME
Checking account fees	197,202	191,532	383,802	373,827
Gain on sale of loans	—	89,750	—	89,750
Securities gains, net	134,527	10,981	432,915	9,884
Other	147,187	155,348	292,301	292,917

Total noninterest income	478,916	447,611	1,109,018	766,378
NONINTEREST EXPENSE:
Salaries and employee benefits	1,330,303	1,215,472	2,685,583	2,421,898
Data processing fees	245,403	188,501	479,417	377,258
Net occupancy expense	102,861	98,652	212,412	203,723
Depreciation — furniture and fixtures	87,461	89,189	191,526	178,921
Franchise taxes	88,750	78,750	183,750	157,500
Maintenance and repairs	62,005	65,123	122,480	134,941
Amortization of intangibles	66,886	68,978	134,370	137,956
Other expenses	474,402	442,282	905,365	836,712

Total noninterest expense	2,458,071	2,246,947	4,914,903	4,448,909

INCOME BEFORE INCOME TAXES	861,227	1,076,993	1,992,539	2,150,943
Income tax expense	205,048	277,367	506,362	544,671

NET INCOME	656,179	799,626	1,486,177	1,606,272

OTHER COMPREHENSIVE INCOME:
Unrealized appreciation (depreciation) in Fair value of securities available for sale, net of tax	(1,546,439)	959,641	(1,104,867)	881,438
Reclassification adjustment for realized (gains), included in earnings, net of tax	(88,788)	(7,247)	(285,724)	(6,523)

	(1,635,227)	952,394	(1,390,591)	874,915

COMPREHENSIVE INCOME	$(979,048)	$1,752,020	$95,586	$2,481,187

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	2,234,488	2,234,488	2,234,488	2,234,488

BASIC EARNINGS PER COMMON SHARE	$0.29	$0.36	$0.67	$0.72

DIVIDENDS DECLARED PER COMMON SHARE	$0.15	$0.14	$0.30	$0.28

See notes to consolidated financial statements

NATIONAL BANCSHARES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	6/30/04	6/30/03
Net Cash From Operating Activities	$1,367,157	$2,627,217
Cash Flows From Investing Activities:
Net change in interest-bearing deposits with banks	999,048	(910)
Securities Held to Maturity
Proceeds from Maturities and Repayments	7,803	1,402,400
Purchases	(221,729)	—
Securities Available for Sale
Proceeds from Maturities and Repayments	7,819,788	5,152,172
Proceeds from Sales	4,615,918	1,812,899
Purchases	(2,607,430)	—
Capital Expenditures	(83,979)	(104,030)
Proceeds from Sale of Loans	—	3,730,647
Net Change in Loans to Customers	(7,697,954)	104,986

Net Cash From Investing Activities	2,831,465	12,098,164
Cash Flows from Financing Activities:
Net Change in Demand and Savings Accounts	(537,532)	(1,757,808)
Net Change in Time Deposits	(1,739,604)	(3,891,729)
Net Change in Short-Term Borrowings	1,496,620	(854,356)
Repayments on Federal Home Loan Bank Advances	(34,291)	(102,871)
Dividends Paid	(670,346)	(625,657)

Net Cash From Financing Activities	(1,485,153)	(7,232,421)

Net Change in Cash and Cash Equivalents	2,713,469	7,492,960
Beginning Cash and Cash Equivalents	11,506,999	16,325,654

Ending Cash and Cash Equivalents	$14,220,468	$23,818,614

Supplemental Disclosures
Cash Paid for Interest	$1,647,919	$2,026,444
Cash Paid for Income Taxes	$660,000	$425,000

See notes to consolidated financial statements.

National Bancshares Corporation
Notes to Consolidated Financial Statements (Unaudited)

Note 1. Basis of Presentation

     The accompanying consolidated financial statements include the accounts of National Bancshares Corporation (the “Company”) and its wholly owned subsidiary, First National Bank, Orrville, Ohio (the “Bank”). All significant intercompany transactions and balances have been eliminated. The consolidated balance sheet as of June 30, 2004, the consolidated statements of income and comprehensive income for the three and six month periods ended June 30, 2004 and 2003, and the condensed consolidated statements of cash flows for the six month periods ended June 30, 2004 and 2003 have been prepared by the Company without audit. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

     The consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q, but do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These statements should be read in conjunction with the consolidated financial statements and footnotes in the Company’s annual report on Form 10-K for the year ended December 31, 2003. Operating results for the six months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

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

(Dollars in thousands)					To Be Well Capitalized
			For Capital		Under Prompt Corrective
June 30, 2004	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital to risk-weighted assets
Consolidated	$29,110	13.72%	$16,974	8.00%	$21,217	10.00%
Bank	27,198	12.85%	16,930	8.00%	21,162	10.00%
Tier 1 (core) capital to risk-weighted assets
Consolidated	27,354	12.89%	8,487	4.00%	12,730	6.00%
Bank	25,442	12.02%	8,465	4.00%	12,697	6.00%
Tier 1 (core) capital to average assets
Consolidated	27,354	9.33%	11,722	4.00%	14,653	5.00%
Bank	25,442	8.70%	11,700	4.00%	14,625	5.00%

(Dollars in thousands)					To Be Well Capitalized
			For Capital		Under Prompt Corrective
December 31, 2003	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital to risk-weighted assets
Consolidated	$28,013	13.59%	$16,487	8.00%	$20,609	10.00%
Bank	26,902	13.09%	16,435	8.00%	20,544	10.00%
Tier 1 (core) capital to risk-weighted assets
Consolidated	26,398	12.81%	8,243	4.00%	12,365	6.00%
Bank	25,298	12.31%	8,218	4.00%	12,327	6.00%
Tier 1 (core) capital to average assets
Consolidated	26,398	9.04%	11,685	4.00%	14,607	5.00%
Bank	25,298	8.68%	11,657	4.00%	14,571	5.00%

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

     FINANCIAL CONDITION

     Balance Sheets

     Total assets decreased $2.2 million or 0.7% from 12/31/03 principally due to the decrease in total deposits. Total securities decreased $11.3 million or 13.5% from 12/31/03 mainly to fund loan demand during the first half of 2004. Federal funds sold were $5.5 million at 6/30/04, representing overnight funds available for loan demand or deposit withdrawals. Net loans increased $7.6 million or 4.0% from 12/31/03. Commercial loans increased $4.7 million, commercial real estate loans increased $3.1 million, and home equity loans increased $2.2 million, while real estate mortgages decreased $2.3 million or 2.7%. Management has increased the commercial loan staff, as it has targeted commercial loan growth in our market area. A home equity promotion has resulted in an increase of 15.6% in home equity loans during the first half of 2004. The decrease in real estate mortgages is due to principal pay downs and refinancings.

The activity in the allowance for loan losses for the first six months of 2004 and 2003 was as follows:

	2004	2003
Beginning balance	$1,603,568	$1,604,200
Provision for loan losses	132,500	85,000
Loans charged-off	(21,331)	(11,774)
Recoveries	41,793	8,701

Ending balance	$1,756,530	$1,686,127

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

     The allowance for loan losses to total loans outstanding was 0.89% for June 30, 2004 compared to 0.85% for December 31, 2003. On an annualized basis, net charge-offs to total average loans were (.02)% for the first six months of 2004 and 0.00% for the first six months of 2003. The ratio of non-performing loans to total loans was 0.72% ($1,420,175) for June 30, 2004 compared to 0.76% ($1,431,606) for December 31, 2003. Non-performing loans consist of loans that have been placed on nonaccrual status and loans past due over 90 days and still accruing interest.

Impaired loans at June 30, 2004 and December 31, 2003 were as follows:

	6/30/04	12/31/03
Loans with no allocated allowance for loan losses	$125,502	$125,502
Loans with allocated allowance for loan losses	239,999	251,081
Amount of the allowance for loan losses allocated	137,239	100,000

	6/30/04	6/30/03
Average of impaired loans during the first six months of 2004 and 2003	$370,633	$427,087
Interest income recognized during impairment	190	—
Cash-basis interest income recognized	—	—

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

     Total deposits decreased $2.3 million or approximately 0.9% from 12/31/03. Non-interest bearing demand accounts decreased 5.3%, savings and N.O.W. accounts increased 1.2% and time deposits decreased 2.2%. Non-interest bearing demand accounts will fluctuate based upon the liquidity needs of our customers. The level of interest rates and the interest rates offered by competitors in our market area affect time deposit and savings balances. In this low interest rate environment, some customers have moved their funds into liquid interest-bearing savings products. Repurchase agreements increased $1.3 million or 48.2% from 12/31/03. They represent borrowings and will fluctuate based on the liquidity needs of the Company and our customers. Other liabilities decreased $0.8 million or 25.1% mainly due to a decrease in accrued and deferred taxes. Total shareholders’ equity decreased $0.6 million or 1.7% from 12/31/03 due to a decrease in accumulated other comprehensive income, offset by an increase in retained earnings.

     Statements of Cash Flows

     Net cash from operating activities for the first six months of 2004 was $1.4 million compared to $2.6 million for the first six months of 2003. The decrease was due primarily to securities gains and changes in other liabilities. Net cash from investing activities for the first six months of 2004 was $2.8 million, compared to $12.1 million for the first six months of 2003. The decrease was due primarily to the net change (increase) in loans to customers. Net cash from financing activities was ($1.5) million for the first six months of 2004 compared to ($7.2) million for the first six months of 2003. The change was primarily due to the net change in demand, savings, time deposits and short-term borrowings. Total cash and cash equivalents increased $2.7 million during the first six months of 2004. With total cash and cash equivalents of $14.2 million as of 6/30/04, the Company’s liquidity ratios continue to remain favorable.

     RESULTS OF OPERATIONS

     Interest and dividend income totaled $3.8 million or $140 thousand lower for the three-months ended 6/30/04 as compared to the same period in 2003. Interest expense was $0.9 million for the three months ended 6/30/04 or $139 thousand lower than 2003. This resulted in a decrease of $1 thousand in net interest income for the three-month period ended 6/30/04 as compared to 6/30/03. The six months results for the periods ended 6/30/04 and 6/30/03 were a decrease in interest income of $338 thousand, a decrease in interest expense of $351 thousand, and an increase in net interest income of $13 thousand. Year-to-date interest income decreased due to lower yields on earning assets, which declined from 6.05% to 5.62%. The volume of average-earning assets increased from $270.1 million to $277.6 million. Year-to-date interest expense decreased due to lower average costs, which declined from 1.80% to 1.46%. Net interest rate margins were 4.45% and 4.59% for the first six months of 2004 and 2003, respectively.

     The provision for loan losses was $85 thousand for the three months ended 6/30/04 compared to $50 thousand for the same period in 2003. The provision for loan losses was $133 thousand for the six months ended 6/30/04 compared to $85 thousand for the same period in 2003. The increase was partly due to the growth in the loan portfolio and the change in the mix of the portfolio. Commercial loan volume increased during 2004, which carries higher risk than other types of loans, while real estate loan volume decreased. In addition, during 2004 as part of the analysis of the adequacy of the allowance for loan losses, commercial and commercial real estate loans were separated into two distinct categories for the purpose of developing historical loss ratios. This resulted in a substantially higher historical loss ratio for commercial loans, and a lower historical loss ratio for commercial real estate loans compared to 2003. As discussed earlier, loans not analyzed individually are pooled by loan type and evaluated based upon past loan loss experience. The separation of these two loan types more accurately reflects the risk associated with each category, and contributed to a higher provision in 2004. Net recoveries for the six months ended 6/30/04 were ($20) thousand compared to net charge-offs of $3 thousand for the same period in 2003.

     Each quarter, management reviews the adequacy of the allowance for loan losses by reviewing the overall quality and risk profile of the Company’s loan portfolio, by reviewing specific problem credits and assessing the incurred losses based on expected cash flows or collateral values, by reviewing trends in problem loan levels, by updating loss history for the Company’s loans, by analyzing the growth and change in mix of the portfolio, and by analyzing economic trends that are believed to impact the Company’s borrowers. For the second quarter of 2004, management reviewed all of these factors and determined the $85 thousand provision was adequate.

     Noninterest income was $479 thousand for the three months ended 6/30/04 or approximately 7.0% above the same period in 2003, due mainly to securities gains. Noninterest income was $1.1 million for the six months ended 6/30/04 or approximately 44.7% above the same period in 2003, due mainly to securities gains. Year-to-date security gains for 2004 were $433 thousand. Management capitalized on the opportunity to sell a commercial mortgage subordinated bond for a gain of $278 thousand during the first quarter of 2004. Several securities were sold during the second quarter of 2004 for a net gain of $135 thousand.

     Noninterest expense was $2.5 million for the three months ended 6/30/04 or approximately 9.4% above the same period in 2003. Noninterest expense was $4.9 million for the six months ended 6/30/04 or approximately 10.5% above the same period in 2003, due mainly to higher salary and employee benefits and data processing fees. Additional lending and support staff has been hired to support current growth and better position the Company for future growth. Growth of the Company also necessitated an upgrade of data communication lines as we approached the maximum capacity of our prior operating system.

     Net income was $656 thousand for the three months ended 6/30/04 or 17.9% below the same quarter of 2003. Net income was approximately $1.5 million for the six months ended 6/30/04 or 7.5% below the first six months of 2003.The decrease was due primarily to higher operating expenses, partially offset by higher noninterest income.

     Net unrealized appreciation (depreciation) on securities available for sale was ($1.5) million for the three months ended 6/30/04 compared to $960 thousand for the three months ended 6/30/03. Year-to-date net unrealized appreciation (depreciation) on securities available for sale was ($1.1) million for the six months ended 6/30/04 compared to $881 thousand for the six months ended 6/30/03. The market value of securities in the available for sale portfolio decreased during the second quarter of 2004 due to an increase in long-term rates. Comprehensive income was ($1.0) million for the three months ended 6/30/04 compared to $1.8 million for the same period in 2003. Comprehensive income was $96 thousand for the six months ended 6/30/04 compared to $2.5 million for the same period in 2003.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     There have been no material changes in the quantitative and qualitative disclosures about market risk as of June 30, 2004 from that presented in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003. Management uses an earnings simulation model to assess interest rate sensitivity, which estimates the effect on net income assuming various interest rate changes — or “rate shocks” — such as changes of plus 100 or 200 basis points. At year-end 2003, the model estimated the negative impact on net income of a 100 basis point increase in interest rates over a twelve-month period at 7.7%, compared to a negative impact of 8.6% on June 30, 2004. The negative impact on net income of a 200 basis point increase in interest rates was estimated at 11.8% on December 31, 2003 compared to 8.9% on June 30, 2004.

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

PART II. OTHER INFORMATION

     Item 1. Legal Proceedings — None

     Item 2. Changes in Securities and use of proceeds — None

     Item 3. Defaults Upon Senior Securities — None

     Item 4. Submission of matters to a vote of security holders – The Company held its Annual Shareholders’ Meeting on April 22, 2004, for the purpose of electing three directors. Shareholders received proxy materials containing the information required by this item. Results of shareholder voting were as follows.

Election of Directors:	Steve Schmid	Albert W. Yeagley	Sara Steinbrenner Balzarini
For	1,718,383	1,708,767	1,717,240
Against	—	—	—
Withheld	3,434	13,050	4,577
Shares not voted by Brokers	38,972	38,972	38,972

     The following directors continued their terms of office after the 2004 Annual Shareholders’ meeting: Charles J. Dolezal, Bobbi E. Douglas, John W. Kropf, James F. Woolley, John E. Sprunger and Howard J. Wenger.

     Item 5. Other Information — None

     Item 6. Exhibits and Reports on Form 8-K

          a. Exhibits

Exhibit No.		If incorporated by Reference,
Under Reg.		Documents with Which Exhibit
S-K, Item 601	Description of Exhibits	Was Previously Filed with SEC
(3.1)	Amended Articles of Incorporation	Annual Report 10-K filed 3/26/04 File No. 000-14773
(3.2)	Code of Regulations	Annual Report 10-K filed 3/26/04 File No. 000-14773
(10.1)	Directors Defined Benefit Plan Agreement	Annual Report 10-K filed 3/29/01 File No. 000-14773
(10.2)	Special Separation Agreement	Annual Report 10-K filed 3/29/01 File No. 000-14773
(10.3)	Agreement and Plan of Merger, dated as of October 2, 2001, between National Bancshares Corporation and Peoples Financial Corporation	Form 8-K filed 10/3/01 File No. 000-14773
(11)	Computation of Earnings per Share	See Consolidated Statements of Income and Comprehensive Income, Page 4
(31.1)	Certification
(31.2)	Certification
(32)	Certification

No other exhibits are required to be filed herewith pursuant to Item 601 of Regulation S-K.

b.	Reports on Form 8-K filed for the quarter ended 6/30/04 – Notice of registrant’s press release of first quarter of 2004’s earnings dated April 16, 2004, was filed with the SEC on April 16, 2004.

Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

National Bancshares Corporation

Date:	August 12, 2004	/s/Charles J. Dolezal

Charles J. Dolezal, President

Date:	August 12, 2004	/s/Lawrence M. Cardinal, Jr.

Lawrence M. Cardinal, Jr., Treasurer (Principal Financial Officer)