Form 10-Q
period 2004-09-30
NATIONAL BANCSHARES CORP /OH/
filed 2004-11-15
CIK 790362

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

    (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

Yes [  ]   No[X]

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of November 8, 2004.

Common Stock, Without Par Value: 2,234,488 Shares Outstanding

National Bancshares Corporation

NATIONAL BANCSHARES CORPORATION

CONSOLIDATED BALANCE SHEETS

	Unaudited
	9/30/04	12/31/03
ASSETS
Cash and due from banks	$11,227,535	$11,506,999
Federal funds sold	3,870,000	—

Total cash and cash equivalents	15,097,535	11,506,999
Interest bearing deposits with banks	—	999,048
Securities available for sale (at fair value)	57,490,830	67,189,563
Securities held to maturity (Fair value September 30, 2004 - $18,800,881 December 31, 2003 - $17,300,084)	18,035,576	16,603,556
Federal bank stock	2,832,850	2,771,350
Loans held for sale	199,600	—
Loans, net of allowance for loan losses: September 30, 2004 - $1,767,413; December 31, 2003 - $1,603,568	196,377,288	187,056,241
Accrued interest receivable	1,697,328	1,622,090
Premises and equipment	4,464,679	4,737,018
Goodwill	4,722,775	4,722,775
Identified intangible assets	1,452,531	1,654,086
Other assets	2,535,167	2,386,649

TOTAL	$304,906,159	$301,249,375

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Demand	$41,361,027	$38,821,286
Savings and N.O.W.s	129,600,609	125,559,354
Time	75,509,710	78,466,651

Total deposits	246,471,346	242,847,291
Repurchase agreements	2,753,739	2,786,848
Federal Reserve note account	428,576	319,563
Federal Home Loan Bank advances	17,000,000	17,034,291
Accrued interest payable	443,337	454,790
Other liabilities	2,701,667	3,001,857

Total liabilities	269,798,665	266,444,640

SHAREHOLDERS’ EQUITY
Common stock — without par value; 6,000,000 shares authorized; 2,289,528 shares issued	11,447,640	11,447,640
Additional paid-in capital	4,689,800	4,689,800
Retained earnings	18,924,450	17,849,899
Accumulated other comprehensive income	1,235,097	2,006,889
Less: Treasury shares (at cost): 55,040 shares as of September 30, 2004 and December 31, 2003	(1,189,493)	(1,189,493)

Total shareholders’ equity	35,107,494	34,804,735

TOTAL	$304,906,159	$301,249,375

See notes to consolidated financial statements

NATIONAL BANCSHARES CORPORATION

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (Unaudited)

	Three months ended		Nine months ended
	9/30/04	9/30/03	9/30/04	9/30/03
INTEREST AND DIVIDEND INCOME:
Loans, including fees	$2,804,926	$2,734,207	$8,230,487	$8,625,312
Federal funds sold	15,988	38,385	28,635	78,837
Securities:
Taxable	755,715	741,930	2,435,930	2,230,583
Nontaxable	236,574	229,671	680,989	710,651

Total interest and dividend income	3,813,203	3,744,193	11,376,041	11,645,383
INTEREST EXPENSE:
Deposits	635,346	713,696	1,852,366	2,355,415
Short-term borrowings	3,269	1,667	7,287	5,036
Federal Home Loan Bank advances	223,288	189,610	634,164	527,238

Total interest expense	861,903	904,973	2,493,817	2,887,689

Net interest income	2,951,300	2,839,220	8,882,224	8,757,694
PROVISION FOR LOAN LOSSES	45,000	70,000	177,500	155,000

Net interest income after provision for loan losses	2,906,300	2,769,220	8,704,724	8,602,694
NONINTEREST INCOME
Checking account fees	208,617	187,693	592,419	561,520
Gain on sale of loans	35,378	26,232	35,378	115,982
Securities gains, net	—	27,358	432,915	37,242
Other	150,534	143,754	442,835	436,671

Total noninterest income	394,529	385,037	1,503,547	1,151,415
NONINTEREST EXPENSE:
Salaries and employee benefits	1,340,048	1,262,057	4,025,631	3,683,955
Data processing fees	243,870	190,204	723,287	567,462
Net occupancy expense	99,088	100,738	311,500	304,461
Depreciation — furniture and fixtures	87,845	87,181	279,371	266,102
Franchise taxes	83,594	78,750	267,344	236,250
Maintenance and repairs	69,313	67,528	191,793	202,469
Amortization of intangibles	67,185	68,979	201,555	206,935
Other expenses	544,932	472,137	1,450,297	1,308,849

Total noninterest expense	2,535,875	2,327,574	7,450,778	6,776,483

INCOME BEFORE INCOME TAXES	764,954	826,683	2,757,493	2,977,626
Income tax expense	171,061	189,737	677,423	734,408

NET INCOME	593,893	636,946	2,080,070	2,243,218

OTHER COMPREHENSIVE INCOME:
Unrealized appreciation (depreciation) in fair value of securities available for sale, net of tax	618,799	(574,584)	(486,068)	306,854
Reclassification adjustment for realized (gains) included in earnings, net of tax	—	(18,057)	(285,724)	(24,580)

	618,799	(592,641)	(771,792)	282,274

COMPREHENSIVE INCOME	$1,212,692	$44,305	$1,308,278	$2,525,492

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	2,234,488	2,234,488	2,234,488	2,234,488

BASIC EARNINGS PER COMMON SHARE	$0.27	$0.29	$0.93	$1.00

DIVIDENDS DECLARED PER COMMON SHARE	$0.15	$0.15	$0.45	$0.43

See notes to consolidated financial statements

NATIONAL BANCSHARES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended
	9/30/04	9/30/03
Net Cash From Operating Activities	$2,108,845	$3,060,989
Cash Flows From Investing Activities:
Net change in interest-bearing deposits with banks	999,048	(1,261)
Securities Held to Maturity
Proceeds from Maturities and Repayments	69,003	1,552,400
Purchases	(1,554,513)	(318,400)
Securities Available for Sale
Proceeds from Maturities and Repayments	9,520,376	5,107,807
Proceeds from Sales	4,615,918	1,909,439
Purchases	(5,118,670)	(13,704,157)
Capital Expenditures	(147,438)	(212,631)
Proceeds from Sale of Loans	—	5,432,154
Net Change in Loans to Customers	(9,562,182)	2,147,223

Net Cash From Investing Activities	(1,178,458)	1,912,574
Cash Flows from Financing Activities:
Net Change in Demand and Savings Accounts	6,580,996	17,784,873
Net Change in Time Deposits	(2,956,941)	(6,554,381)
Net Change in Short-Term Borrowings	75,904	(1,725,390)
Repayments on Federal Home Loan Bank Advances	(34,291)	(137,162)
Dividends Paid	(1,005,519)	(938,485)

Net Cash From Financing Activities	2,660,149	8,429,455

Net Change in Cash and Cash Equivalents	3,590,536	13,403,018
Beginning Cash and Cash Equivalents	11,506,999	16,325,654

Ending Cash and Cash Equivalents	$15,097,535	$29,728,672

Supplemental Disclosures
Cash Paid for Interest	$2,505,270	$2,938,505
Cash Paid for Income Taxes	$835,000	$740,000

See notes to consolidated financial statements.

National Bancshares Corporation

Notes to Consolidated Financial Statements (Unaudited)

Note 1. Basis of Presentation

     The accompanying consolidated financial statements include the accounts of National Bancshares Corporation (the “Company”) and its wholly owned subsidiary, First National Bank, Orrville, Ohio (the “Bank”). All significant intercompany transactions and balances have been eliminated. The consolidated balance sheet as of September 30, 2004, the consolidated statements of income and comprehensive income for the three and nine month periods ended September 30, 2004 and 2003, and the condensed consolidated statements of cash flows for the nine month periods ended September 30, 2004 and 2003 have been prepared by the Company without audit. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

     The consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q, but do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These statements should be read in conjunction with the consolidated financial statements and footnotes in the Company’s annual report on Form 10-K for the year ended December 31, 2003. Operating results for the nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

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

(Dollars in thousands)

					To Be Well Capitalized
			For Capital		Under Prompt Corrective
September 30, 2004	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital to risk -weighted assets
Consolidated	$29,452	13.55%	$17,387	8.00%	$21,734	10.00%
Bank	27,873	12.86%	17,343	8.00%	21,679	10.00%
Tier 1 (core) capital to risk-weighted assets
Consolidated	27,684	12.74%	8,693	4.00%	13,040	6.00%
Bank	26,105	12.04%	8,671	4.00%	13,007	6.00%
Tier 1 (core) capital to average assets
Consolidated	27,684	9.37%	11,823	4.00%	14,778	5.00%
Bank	26,105	8.85%	11,801	4.00%	14,751	5.00%

(Dollars in thousands)

					To Be Well Capitalized
			For Capital		Under Prompt Corrective
December 31, 2003	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital to risk-weighted assets
Consolidated	$28,013	13.59%	$16,487	8.00%	$20,609	10.00%
Bank	26,902	13.09%	16,435	8.00%	20,544	10.00%
Tier 1 (core) capital to risk-weighted assets
Consolidated	26,398	12.81%	8,243	4.00%	12,365	6.00%
Bank	25,298	12.31%	8,218	4.00%	12,327	6.00%
Tier 1 (core) capital to average assets
Consolidated	26,398	9.04%	11,685	4.00%	14,607	5.00%
Bank	25,298	8.68%	11,657	4.00%	14,571	5.00%

Note 3. Loans

The activity in the allowance for loan losses for the first nine months of 2004 and 2003 was as follows:

	2004	2003
Beginning balance	$1,603,568	$1,604,200
Provision for loan losses	177,500	155,000
Loans charged-off	(56,393)	(26,528)
Recoveries	42,738	10,752

Ending balance	$1,767,413	$1,743,424

Impaired loans at September 30, 2004 and December 31, 2003 were as follows:

	9/30/04	12/31/03
Loans with no allocated allowance for loan losses	$125,502	$125,502
Loans with allocated allowance for loan losses	233,899	251,081
Amount of the allowance for loan losses allocated	136,760	100,000

	9/30/04	9/30/03
Average of impaired loans during the first nine months of 2004 and 2003	$368,174	$771,071
Interest income recognized during impairment	190	362
Cash-basis interest income recognized	—	—

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

     FINANCIAL CONDITION

     Balance Sheets

     Total assets increased $3.7 million or 1.2% from 12/31/03 principally due to the increase in total deposits. Total securities decreased $8.3 million or 9.9% from 12/31/03 mainly to fund loan demand during the first nine months of 2004. Federal funds sold were $3.9 million at 9/30/04, representing overnight funds available for loan demand or deposit withdrawals. Net loans increased $9.3 million or 5.0% from 12/31/03. Commercial loans increased $6.0 million, commercial real estate loans increased $5.2 million, and home equity loans increased $3.4 million, while real estate mortgages decreased $4.9 million or 5.7%. Management has increased the commercial loan staff, as it has targeted commercial loan growth in our market area. A home equity promotion has resulted in an increase of 24.1% in home equity loans during the first nine months of 2004. The decrease in real estate mortgages is due to principal pay downs, refinancings and the sale of approximately $1.1 million in mortgages. During the third quarter of 2004, the Company identified approximately $1.3 million of real estate mortgages held for sale of which $1.1 million were sold.

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

     The allowance for loan losses to total loans outstanding was 0.89% as of September 30, 2004 compared to 0.85% for December 31, 2003. On an annualized basis, net charge-offs to total average loans were 0.01% for the first nine months of 2004 and 2003. The ratio of non-performing loans to total loans was 0.71% ($1,407,852) for September 30, 2004 compared to 0.76% ($1,431,606) for December 31, 2003. Non-performing loans consist of loans that have been placed on nonaccrual status and loans past due over 90 days and still accruing interest.

     Total deposits increased $3.6 million or approximately 1.5% from 12/31/03. Non-interest bearing demand accounts increased 6.5%, savings and N.O.W. accounts increased 3.2% and time deposits decreased 3.8%. Non-interest bearing demand accounts will fluctuate based upon the liquidity needs of our customers. The level of interest rates and the interest rates offered by competitors in our market area affect time deposit and savings balances. In this low interest rate environment, some customers have moved their funds into liquid interest-bearing savings products. Total shareholders’ equity increased $0.3 million or 0.9% from 12/31/03 due to an increase in retained earnings, offset by a decrease in accumulated other comprehensive income,

     Statements of Cash Flows

     Net cash from operating activities for the first nine months of 2004 was $2.1 million compared to $3.1 million for the first nine months of 2003. The decrease was due primarily to securities gains and changes in other liabilities. Current year’s operating activities includes originations of mortgage loans held for sale ($1.3 million) and proceeds from the sale of mortgage loans held for sale ($1.1 million). Net cash from investing activities for the first nine months of 2004 was ($1.2) million, compared to $1.9 million for the first nine months of 2003. The decrease was due to the net change (increase) in loans to customers, the proceeds from the sale of loans in 2003 and securities activity. Net cash from financing activities was $2.7 million for the first nine months of 2004 compared to $8.4 million for the first nine months of 2003. The change was primarily due to the net change in demand and savings accounts. Total cash and cash equivalents increased $3.6 million during the first nine months of 2004. With total cash and cash equivalents of $15.1 million as of September 30, 2004, the Company’s liquidity ratios continue to remain favorable.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTH PERIODS ENDED SEPTEMBER 30, 2004 AND 2003

     Interest and dividend income totaled $3.8 million or $69 thousand higher for the three-months ended 9/30/04 as compared to the same period in 2003. Interest expense was $0.9 million for the three months ended 9/30/04 or $43 thousand lower than 2003. This resulted in an increase of $112 thousand, or 3.9% in net interest income for the three-month period ended 9/30/04 as compared to 9/30/03. The improvement was due to higher volume of average interest-earning assets, as the net interest margin declined slightly during the third quarter.

     The provision for loan losses was $45 thousand for the three months ended 9/30/04 compared to $70 thousand for the same period in 2003. Each quarter, management reviews the adequacy of the allowance for loan losses by reviewing the overall quality and risk profile of the Company’s loan portfolio, by reviewing specific problem credits and assessing the incurred losses based on expected cash flows or collateral values, by reviewing trends in problem loan levels, by updating loss history for the Company’s loans, by analyzing the growth and change in mix of the portfolio, and by analyzing economic trends that are believed to impact the Company’s borrowers. For the third quarter of 2004, management reviewed all of these factors and determined the quarterly provision was adequate.

     Noninterest income was $395 thousand for the three months ended 9/30/04 or approximately 2.5% above the same period in 2003, due mainly to higher checking account fees, which includes service charges and deposit penalty charges. Noninterest expense was $2.5 million for the three months ended 9/30/04 or approximately 8.9% above the same period in 2003, due to higher salaries and benefits, and other expenses. Additional lending and support staff has been hired to support current growth and better position the Company for future growth. Other expenses includes increases in legal and consulting fees.

     Net income was $594 thousand for the three months ended 9/30/04 or 6.8% below the same quarter of 2003. The decrease was due primarily to higher operating expenses, partially offset by higher net interest income.

     Net unrealized appreciation (depreciation) on securities available for sale was $619 thousand for the three months ended 9/30/04 compared to ($575) thousand for the three months ended 9/30/03. The market value of securities in the available for sale portfolio increased during the third quarter of 2004 due to economic conditions and a decrease in long-term rates. Comprehensive income was $1.2 million for the three months ended 9/30/04 compared to $44 thousand for the same period in 2003.

COMPARISON OF RESULTS OF OPERATIONS FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 2004 AND 2003

     Interest and dividend income totaled $11.4 million for the nine months ended 9/30/04, a decrease of $269 thousand compared to 9/30/03. Interest expense was $2.5 million for the nine months ended 9/30/04, a decrease of $394 thousand. As a result, net interest income year to date increase $125 thousand or 1.4%. Year-to-date interest income decreased due to lower yields on earning assets, which declined from 5.91% to 5.62%. The volume of average-earning assets increased from $271.7 million to $278.6 million. Year-to-date interest expense decreased due to lower average costs, which declined from 1.74% to 1.48%. Net interest rate margins were 4.43% and 4.50% for the first nine months of 2004 and 2003, respectively.

     The provision for loan losses was $178 thousand for the nine months ended 9/30/04 compared to $155 thousand for the same period in 2003. The increase was partly due to the growth in the loan portfolio and the change in the mix of the portfolio. Commercial loan volume increased during 2004, which carries higher risk than other types of loans, while real estate loan volume decreased. In addition, during 2004 as part of the analysis of the adequacy of the allowance for loan losses, commercial and commercial real estate loans were separated into two distinct categories for the purpose of developing historical loss ratios. This resulted in a substantially higher historical loss ratio for commercial loans, and a lower historical loss ratio for commercial real estate loans compared to 2003. As discussed earlier, loans not analyzed individually are pooled by loan type and evaluated based upon past loan loss experience. The separation of these two loan types more accurately reflects the risk associated with each category, and contributed to a higher provision in 2004. Net charge-offs for the nine months ended 9/30/04 were $14 thousand compared to $16 thousand for the same period in 2003.

     Noninterest income was $1.5 million for the nine months ended 9/30/04 or approximately 30.6% above the same period in 2003, due mainly to securities gains. Year-to-date security gains for 2004 were $433 thousand. Management capitalized on the opportunity to sell a commercial mortgage subordinated bond for a gain of $278 thousand during the first quarter of 2004. Several securities were sold during the second quarter of 2004 for a net gain of $135 thousand.

     Noninterest expense was $7.5 million for the nine months ended 9/30/04 or approximately 10.0% above the same period in 2003, due mainly to higher salary and employee benefits, data processing fees and other expenses. As noted earlier, additional lending and support staff has been hired to support current growth and better position the Company for future growth. Growth of the Company also necessitated an upgrade of data communication lines as we approached the maximum capacity of our prior operating system.

     Income tax expense was $677 thousand for the nine months ended 9/30/04 compared to $734 thousand for the nine months ended 9/30/03. The federal statutory rate for both years is 34% compared to an effective tax rate of approximately 25%, the difference due primarily to the impact of tax-exempt municipal investments.

     Net income was approximately $2.1 million for the nine months ended 9/30/04 or 7.3% below the first nine months of 2003. The decrease was due primarily to higher operating expenses, partially offset by higher noninterest income and net interest income.

     Year-to-date net unrealized appreciation (depreciation) on securities available for sale was ($486) thousand for the nine months ended 9/30/04 compared to $307 thousand for the nine months ended 9/30/03. The market value of securities in the available for sale portfolio decreased during 2004 due to economic conditions and an increase in long-term rates. Comprehensive income was $1.3 million for the nine months ended 9/30/04 compared to $2.5 million for the same period in 2003.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     There have been no material changes in the quantitative and qualitative disclosures about market risk as of September 30, 2004 from that presented in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003. Management uses an earnings simulation model to assess interest rate sensitivity, which estimates the effect on net income assuming various interest rate changes — or “rate shocks” — such as changes of plus 100 or 200 basis points. At year-end 2003, the model estimated the negative impact on net income of a 100 basis point increase in interest rates over a twelve-month period at 7.7%, compared to a negative impact of 8.2% on September 30, 2004. The negative impact on net income of a 200 basis point increase in interest rates was estimated at 11.8% on December 31, 2003 compared to 7.6% on September 30, 2004.

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

Item 1. Legal Proceedings — None

Item 2. Changes in Securities and use of proceeds — None

Item 3. Defaults Upon Senior Securities — None

Item 4. Submission of matters to a vote of security holders – None

Item 5. Other Information – Entry into a material definitive agreement – On September 24, 2004, the Company entered into a Special Separation Agreement with Lawrence Cardinal, Jr., V.P. and Treasurer of the Company. On October 1, 2004, the Company entered into an identical agreement with Marc Valentin, V.P. of Human Resources and Development of the Company. The Agreement provides severance benefits, as defined, for two years following termination of employment, to participants who, within two years following a change in control, are terminated without cause or who resign with good reason. Four executive officers of the company entered into identical Agreements during 2000, except the President’s and Sr. Vice President’s Agreement has a three-year term and provides severance benefits for three years.

Item 6. Exhibits and Reports on Form 8-K

a. Exhibits

Exhibit No.		If incorporated by Reference,
Under Reg.		Documents with Which Exhibit
S-K, Item 601	Description of Exhibits	Was Previously Filed with SEC
(3.1)	Amended Articles of Incorporation	Annual Report 10-K filed 3/26/04 File No. 000-14773

(3.2)	Code of Regulations	Annual Report 10-K filed 3/26/04 File No. 000-14773

(10.1)	Directors Defined Benefit Plan Agreement	Annual Report 10-K filed 3/29/01 File No. 000-14773

(10.2)	Special Separation Agreement entered into with Charles Dolezal, Kenneth VanSickle, Robert Woodruff and Harold Berkey	Annual Report 10-K filed 3/29/01 File No. 000-14773

(10.3)	Form of Special Separation Agreement entered into with Lawrence Cardinal and Marc Valentin

(11)	Computation of Earnings per Share	See Consolidated Statements of Income and Comprehensive Income, Page 4

(31.1)	Certification

(31.2)	Certification

(32)	Certification

No other exhibits are required to be filed herewith pursuant to Item 601 of Regulation S-K.

b. Reports on Form 8-K filed for the quarter ended 9/30/04 – Notice of registrant’s press release of second quarter of 2004’s earnings dated July 16, 2004, was filed with the SEC on July 16, 2004.

Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

National Bancshares Corporation
Date: November 12, 2004	/s/ Charles J. Dolezal
Charles J. Dolezal, President

Date: November 12, 2004	/s/ Lawrence M. Cardinal, Jr.
Lawrence M. Cardinal, Jr., Treasurer
(Principal Financial Officer)