Form 10-K
period 2004-12-31
NATIONAL BANCSHARES CORP /OH/
filed 2005-03-29
CIK 790362

United States
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of
1934 for the fiscal year ended: December 31, 2004

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☐ No ☑

     State the aggregate market value of the voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: based on the average of the bid and asked prices on June 30, 2004, the aggregate market value of National Bancshares Corporation stock held by non-affiliates was $50,323,251.

     Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date: National Bancshares Corporation’s only class is common stock, without par value, of which 2,234,488 shares were outstanding on March 11, 2005.

Documents Incorporated by Reference

     Portions of the registrant’s annual report to shareholders for the fiscal year ended December 31, 2004 are incorporated by reference in Part II. Portions of the registrant’s definitive proxy statement for the 2005 Annual Meeting of Shareholders are incorporated by reference in Part III of this report.

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

     Company Milestones. National Bancshares and First National Bank’s history spans more than 120 years. Some of the milestones are:

1881	First National Bank is chartered under the name “Orrville Banking Company”

1902	the bank’s name is changed to “Orrville National Bank”

1933	the bank is reorganized and renamed once again, the “National Bank of Orrville”

1965	on May 12 the bank opens its first branch, on West High Street

1968	on February 1 the bank merges with the First National Bank of Dalton, becoming the “First National Bank Orrville-Dalton”

1969	on November 1 the bank merges with the Bank of Mt. Eaton Company

1972	on January 1 the Farmers and Merchants Bank Company of Smithville merges with the bank, and changes its name to “First National Bank”

1975	on July 5 the bank opens its Midway office in Apple Creek

1978	the bank opens a drive-through only office (Northside) in Orrville on September 18

1986	National Bancshares Corporation becomes the holding company for First National Bank on June 2

1989	the bank enters Medina County with the purchase of its Lodi office on April 14

1994	on December 16 the bank establishes its second Medina County office with the purchase of the Seville branch

1999	the bank opens its Cleveland Road office in the city of Wooster on April 19

2002	the acquisition of Peoples Financial Corporation and its subsidiary, Peoples Federal Savings and Loan Association of Massillon, is completed on April 3, adding three more banking offices, our first offices in Stark County

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

     The April 2002 merger with Peoples Federal Savings and Loan Association of Massillon added three offices in western Stark County – all located in Massillon – to the bank’s 11 offices in Wayne and Medina Counties. First National Bank had already been serving western Stark County, but without a branch presence. Massillon is the largest urban center in the bank’s market, with a population of slightly more than 31,000 according to 2000 U.S. Census data, followed by Wooster in Wayne County, with a population of approximately 25,000, and the city of Orrville in Wayne County, with a population just under 9,000. The total population of the bank’s market area is estimated to be between 175,000 and 225,000, but a more precise figure is difficult to determine because the bank’s market area does not necessarily correspond with the geographic and political boundaries employed when population data are compiled and reported. The bank’s market area benefits from an unemployment rate that is less than the state average, which was 5.0% according to 2000 U.S. Census data (available at www.census.gov). The unemployment rates at that time were 4.5% in Stark County, 3.3% in Medina County, 3.2% in Wayne County, and

2.3% in Holmes County. Major employers in the four counties include Bosch Rexroth Corporation, the College of Wooster, JM Smucker Company, and LuK Inc. in Wayne County, Diebold Inc., Hoover Co., and hospitals in Stark County, as well as local and county government employers throughout the four counties. According to the Ohio Department of Development, manufacturing industries are the dominant employers in Wayne and Holmes Counties, dominated only slightly by the services and trade industries in Stark and Medina Counties. (Ohio County Profiles, Ohio Department of Development, Office of Strategic Research, available at www.odod.state.oh.us/research).

     In summary, First National Bank believes the market area it has defined as its own generates economic activity and has demographic trends that should sustain the bank for the indefinite future. The bank is open to the prospect of expansion beyond its current market area, particularly if a suitable opportunity arises for expansion either by acquisition or by internal growth. For purposes of potential expansion either by acquisition or by internal growth, the more urban and industrial crescent at the northern and eastern edge of the bank’s market area offers more competitive resistance. The bank’s immediate goal is to achieve a broader and deeper penetration of its existing market area. We believe that the banking needs within our market have not been exhausted and that opportunities exist for a local community bank to achieve market-share gains at the expense of more distant and larger institutions whose organization-wide profit goals and credit standards leave less room for flexibility to adjust to local borrowers and other customers’ circumstances.

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

     The share of deposits held by a particular banking institution relative to all other banking institutions in a particular market is not the only, but it is perhaps the most readily identifiable, indicator of the bank’s market share generally. As a percent of all deposits held by FDIC-insured banks and savings associations in the county, according to FDIC data available on the FDIC’s website (www.fdic.gov) one institution had a market share exceeding 18% in all three counties as of June 30, 2004. Based on the FDIC’s June 30, 2004 deposit data, First National Bank had a 10.76% share of deposits in Wayne County (ranking 5th of 14 FDIC-insured institutions), 1.18% in Stark County (9th of 18), and 1.44% in Medina County (14th of 21). We have no offices in Holmes County. At the time of the April 2002 merger of Peoples Federal Savings and Loan Association of Massillon into First National Bank, with a 1.72% market share Peoples Federal ranked 9th among all FDIC-insured institutions in Stark County, its principal market area, according to the FDIC’s June 30, 2001 deposit data.

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

     Loans and extensions of credit to a single borrower may not exceed 15% of capital, often referred to as the “legal lending limit” or “loans-to-one-borrower limit.” But an additional margin of 10% of capital is permitted for loans fully secured by readily marketable collateral. The bank can accommodate loan volumes exceeding the legal lending limit by selling participation interests in loans to other banks. As of December 31, 2004, the bank’s legal lending limit for loans to a single borrower was approximately $4.3 million. The bank’s internal policy is to maintain its credit exposure to any one borrower at less than $3.5 million, which is comfortably within the range of the bank’s legal lending limit.

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

     Borrowings. Deposits and repayment of loan principal are the bank’s primary sources of funds for lending activities and other general business purposes. However, when the supply of lendable funds or funds available for general business purposes cannot satisfy the demand for loans or general business purposes, the bank can obtain funds from the Cincinnati Federal Home Loan Bank (FHLB). In addition to borrowing from the FHLB on a term-loan basis, the bank has a line of credit with the FHLB that allows the bank to borrow in an amount based on a percentage of the bank’s pledged eligible mortgages. All or substantially all of the bank’s mortgage loans are pledged to the FHLB, and as of December 31, 2004 the bank had additional borrowing capacity of approximately $53 million from the FHLB. Interest is payable monthly, and the line of credit is secured by a blanket pledge collateral agreement. First National Bank also has access to credit through the Federal Reserve Bank of Cleveland and other funding sources.

     Personnel – As of December 31, 2004 First National Bank had 137 full-time equivalent employees. None of the employees are represented by a collective bargaining group. Management considers its relations with employees to be excellent.

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

     Available Information – National Bancshares Corporation common stock is registered with the SEC under the Securities Exchange Act of 1934. Accordingly, National Bancshares is required to file with the SEC annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and proxy and information statements. Documents filed by us with the SEC are filed electronically. The SEC maintains an Internet web site containing reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. Our SEC filings may be viewed at the SEC’s web site at http://www.sec.gov. Our web site has not yet been upgraded to make National Bancshares Corporation’s SEC filings available free of charge. Our website is www.fnborrville.com. However, beneficial ownership reports filed by our directors and executive officers are available for viewing and downloading on that web site. In addition, we will provide copies of our SEC filings free of charge upon request to the Secretary of National Bancshares Corporation.

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

     The banking agencies have also established a minimum leverage ratio of 3%, which represents Tier 1 capital as a percentage of total assets, less intangibles. However, for all but the most highly rated banks and bank holding companies, the banking agencies expect an additional margin of at least 100 to 200 basis points. At December 31, 2004, the bank was in compliance with all regulatory capital requirements. Actual and required capital amounts and ratios are presented elsewhere, specifically in Note 13 of National Bancshares Corporation’s audited financial statements for the year ended December 31, 2004.

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

     Community Reinvestment Act. Under the Community Reinvestment Act of 1977 and implementing regulations of the banking agencies, a financial institution has a continuing and affirmative obligation – consistent with safe and sound operation – to respond to the credit needs of its entire community, including low- and moderate-income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions, nor does it limit an institution’s discretion to develop the types of products and services it believes are best suited to its particular community. The CRA requires that bank regulatory agencies conduct regular CRA examinations and provide written evaluations of institutions’ CRA performance. The CRA also requires that an institution’s CRA performance rating be made public. CRA performance evaluations are based on a four-tiered rating system: Outstanding, Satisfactory, Needs to Improve and Substantial Noncompliance. Over the 27 years that the CRA has existed, banking institutions – particularly the largest banks and savings associations – have faced increasingly difficult regulatory obstacles and public interest group objections in connection with their regulatory applications, including institutions that have received the highest possible CRA ratings.

     Although CRA examinations occur on a regular basis, CRA performance evaluations have been used principally in the evaluation of regulatory applications submitted by an institution. CRA performance evaluations are considered in evaluating applications for such things as mergers, acquisitions, and applications to open branches. A bank holding company cannot elect to be a “financial holding company” – with the expanded securities, insurance and other powers that designation entails – unless all of the depository institutions owned by the holding company have a CRA rating of satisfactory or better. Following a CRA examination as of December 1, 2003, the bank’s most recent examination, the bank received a rating of “Satisfactory.”

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

     Government regulation could restrict our ability to pay cash dividends. Dividends from the bank are the only significant source of cash for National Bancshares. Statutory and regulatory limits could prevent the bank from paying dividends or transferring funds to National Bancshares. As part of the acquisition of Peoples Financial

Corporation in 2002, the Bank paid a special $12 million dividend to the holding company. As a result of this dividend, no additional Bank dividends to the holding company could be paid through the end of 2004 without prior regulatory approval. During 2004 the Bank requested and received regulatory approval to pay a $1.5 million dividend to the holding company. The requirement to obtain advance approval of the OCC for dividends from the bank to the holding company lapsed in 2005. We believe that National Bancshares will be able to continue paying its regular quarterly cash dividend. However, we cannot assure you that the bank’s profitability will continue to allow it to pay dividends to National Bancshares. We therefore cannot assure you that National Bancshares will be able to continue paying regular quarterly cash dividends.

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

		Net Book Value
Location	County	(Dollars in Thousands)
Main Office:
112 West Market Street Orrville, Ohio 44667	Wayne	$364

Branches:
1725 Cleveland Road Wooster, Ohio 44691	Wayne	$610

12 West Main Street Dalton, Ohio 44618	Wayne	$159

4934 Kidron Road Kidron, Ohio 44636	Wayne	$41

106 Ainsworth Street Lodi, Ohio 44254	Medina	$356

U.S. Route 30 at County Road 44 7227 Lincoln Way East Apple Creek, Ohio 44606	Wayne	$114

15974 East Main Street Mt. Eaton, Ohio 44659	Wayne	$51

1720 North Main Street Orrville, Ohio 44667	Wayne	$91

121 Greenwich Road Seville, Ohio 44273 (leased facility)	Medina	$59

153 East Main Street Smithville, Ohio 44677	Wayne	$85

1320 West High Street Orrville, Ohio 44667	Wayne	$106

211 Lincoln Way East Massillon, Ohio 44646	Stark	$756

2312 Lincoln Way N.W. Massillon, Ohio 44647	Stark	$430

One Massillon Marketplace Drive S.W. Massillon, Ohio 44646 (Wal-Mart in-store branch) (leased facility)	Stark	$89

     A notice was sent to the Comptroller of the Currency in February 2005 of the bank’s intent to close the branch at One Massillon Marketplace Drive S.W., Massillon,Ohio on May 31, 2005. The customers of this branch were also notified by mail of the branch closing.

     At December 31, 2004 the net book value of the bank’s investment in premises and equipment totaled $4.4 million. The bank’s electronic data processing functions are performed under contract with an electronic data processing services firm that performs services for financial institutions throughout the Midwest.

Item 3 – Legal Proceedings

     From time to time the bank is involved in various legal proceedings that are incidental to its business. In the opinion of management, no current legal proceedings are material to the financial condition of National Bancshares or the bank, either individually or in the aggregate.

Item 4 – Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of National Bancshares’ shareholders during the fourth quarter of 2004.

Part II

Item 5 – Market for Registrant’s Common Equity and Related Stockholder Matters

     Incorporated by reference to “Price Range of Common Stock” appearing on page 49 of National Bancshares Corporation’s Annual Report 2004. National Bancshares had 967 shareholders of record as of March 4, 2005. Because National Bancshares Corporation is dependent on its bank subsidiary for earnings and funds necessary to pay dividends, the ability of National Bancshares to pay dividends to its shareholders is subject to bank regulatory restrictions. See, “Supervision and Regulation – Limits on Bank Dividends to the Holding Company.” To provide funds to National Bancshares Corporation for the acquisition of Peoples Financial Corporation in April 2002, First National Bank obtained OCC approval to pay a $12 million special dividend to National Bancshares Corporation. As a result of that dividend, no additional cash dividends could be paid by First National Bank to National Bancshares Corporation through the end of 2004 without additional OCC approval. During 2004 the Bank requested and received regulatory approval to pay a $1.5 million dividend to the holding company. The requirement to obtain advance approval of the OCC for dividends from the bank to the holding company lapsed in 2005.

     National Bancshares Corporation has no compensation plans under which equity securities are authorized for issuance. No equity securities of National Bancshares were sold by it during 2004.

Item 6 – Selected Financial Data

     Incorporated by reference to “Selected Financial Data” appearing on pages 2 and 3 of National Bancshares Corporation’s Annual Report 2004.

Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

     Incorporated by reference to “Financial Review” appearing on pages 4 through 27 of National Bancshares Corporation’s Annual Report 2004.

Item 7A – Quantitative and Qualitative Disclosures About Market Risk

     Information concerning the interest-rate risks to which First National Bank’s assets and liabilities are exposed is contained in “Financial Review” appearing on pages 4 through 27 of National Bancshares Corporation’s Annual Report 2004.

Item 8 – Financial Statements and Supplementary Data

     The Consolidated Financial Statements and the Report of Independent Auditors are incorporated by reference to pages 28 through 48 of National Bancshares Corporation’s Annual Report 2004.

Item 9 – Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     No changes in or disagreements with the independent accountants have occurred in the two most recent fiscal years or since the end of December 31, 2004.

Item 9A – Controls and Procedures

     With the participation of the President and the Treasurer (the principal financial officer), management carried out an evaluation of the effectiveness of the design and operation of National Bancshares’ disclosure controls and procedures as of the end of 2004. Based upon that evaluation, the President and Treasurer concluded that National Bancshares’ disclosure controls and procedures were effective (1) to ensure that information required to be disclosed by National Bancshares in reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (2) in timely alerting them to material information of National Bancshares (including First National Bank) required to be included in this annual report on Form 10-K. During the fourth quarter of 2004 there were no changes in National Bancshares’ internal controls over financial reporting that have materially affected or are reasonably likely to affect National Bancshares’ internal controls over financial reporting.

Item 9B – OTHER INFORMATION

None

Part III

Item 10 – Directors and Executive Officers of the Registrant

     Information concerning the directors of National Bancshares is incorporated by reference to pages 3 and 4 of the definitive proxy statement for the 2005 annual meeting of shareholders, filed or to be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2004. Disclosure by National Bancshares about directors’ and executive officers’ compliance with Section 16(a) of the Securities Exchange Act of 1934 appears on page 13 of the proxy statement for the 2005 annual meeting, and it is incorporated herein by reference.

     The executive officers of National Bancshares are -

Name	Age	Position
Charles J. Dolezal	51	Chairman of the Board, President and Chief Executive Officer of National Bancshares Corporation and First National Bank. Mr. Dolezal has been an executive officer of National Bancshares Corporation since it was formed in 1986, and President of First National Bank since 1982

Kenneth R. VanSickle	57	Mr. VanSickle has served as Senior Vice President and Secretary of National Bancshares Corporation since April 1997. He has been a senior loan officer of First National Bank since 1986, currently serving as Senior Vice President and Chief Loan Officer

Lawrence M. Cardinal, Jr.	53	Mr. Cardinal has served as Vice President and Treasurer of National Bancshares Corporation and Vice President and Controller of the bank since April 1997. Mr. Cardinal is the principal financial and accounting officer

Name	Age	Position
Harold D. Berkey	52	Mr. Berkey has served as Vice President of Customer Services for First National Bank since 1995

Robert T. Woodruff	58	Mr. Woodruff has served as Vice President and Cashier of the bank since 1993

Marc Valentin	37	Mr. Valentin has served as Vice President, Human Resources and Development for First National Bank since September 2004. Prior to joining First National, Mr. Valentin was the Business Unit Controller for Bekaert Contours for one year, a manufacturing firm in Orrville, Ohio. Prior to that position, he was the Controller for Contours, Ltd., a member of the Bekaert Group for five years.

     There are no family relationships among any of the executive officers.

     National Bancshares has adopted a code of business conduct and ethics covering all employees, including its principal executive, financial and accounting officers. Our code of business conduct and ethics is incorporated herewith as Exhibit 14.

     National Bancshares Corporation’s board of directors has determined that it has at least one “audit committee financial expert” serving on the Audit Committee. National Bancshares considers Director Sara Steinbrenner Balzarini to be an audit committee financial expert, based on her experience as the principal accounting and financial officer of a family-owned company recently sold to a foreign company. Information regarding the audit committee is incorporated by reference to pages 6 and 7 of National Bancshares’ proxy statement for the 2005 annual meeting, under the caption “Audit Committee” and “Audit Committee Report.”

Item 11 – Executive Compensation

     Incorporated by reference to pages 8 through 11 of the definitive proxy statement for the 2005 annual meeting of shareholders, filed or to be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2004.

Item 12 – Security Ownership of Certain Beneficial Owners and Management

     Incorporated by reference to pages 2 and 3 of the definitive proxy statement for the 2005 annual meeting of shareholders, filed or to be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2004.

Item 13 – Certain Relationships and Related Transactions

     Incorporated by reference to page 11 of the definitive proxy statement for the 2005 annual meeting of shareholders, filed or to be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2004.

Item 14 – Principal Accounting Fees and Services

     Incorporated by reference to pages 13 and 14 of the definitive proxy statement for the 2005 annual meeting of shareholders, filed or to be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2004.

Part IV

Item 15 – Exhibits AND Financial Statement Schedules

(a)(1) Financial Statements

     The following financial statements are included in this document in Item 8:

•	Report of Independent Auditors

•	Consolidated Balance Sheets at December 31, 2004 and 2003

•	Consolidated Statements of Income for the Years Ended December 31, 2004, 2003, and 2002

•	Consolidated Statements of Changes in Shareholders’ Equity for the Years Ended December 31, 2004, 2003, and 2002

•	Consolidated Statements of Cash Flows for the Years Ended December 31, 2004, 2003, and 2002

•	Notes to Consolidated Financial Statements

(a)(2) Financial Statement Schedules

     Financial Statement Schedules have been omitted because they are not applicable or the required information is shown elsewhere in the document in the Financial Statements or Notes thereto, or in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section.

(a)(3) Exhibits

     See the list of exhibits below

(b) Exhibits Required by Item 601 of Regulation S-K

Exhibit
Number	Description	Location
3.1	Amended Articles of Incorporation	Incorporated by reference to the identically numbered exhibit to the Annual Report on Form 10-K for the fiscal year ended December 31, 2003, filed on March 26, 2004

3.2	Code of Regulations	Incorporated by reference to the identically numbered exhibit to the Annual Report on Form 10-K for the fiscal year ended December 31, 2003, filed on March 26, 2004

10.1*	Directors’ Defined Benefit Plan Agreement	Incorporated by reference to the identically numbered exhibit to the Annual Report on Form 10-K for the fiscal year ended December 31, 2000, filed on March 29, 2001

10.2*	Special Separation Agreement of Charles J. Dolezal, President and Chief Executive Officer	Incorporated by reference to the identically numbered exhibit to the Annual Report on Form 10-K for the fiscal year ended December 31, 2000, filed on March 29, 2001. Three executive officers of the Company, Kenneth R. VanSickle, Harold D. Berkey and Robert Woodruff, also entered into this agreement in June 2000. Mr. Dolezal’s and Mr. VanSickle’s agreements have a three-year term and provide for benefits equal to three-years’ pay. The agreements for Mr. Berkey and Mr. Woodruff have a two-year term and provide for benefits equal to two-years’ pay.

10.3*	Special Separation Agreement of Lawrence Cardinal and Marc Valentin	Incorporated by reference to the identically numbered exhibit on Form 10-Q for the quarter ended September 30, 2004, filed on November 15, 2004.

13	2004 Annual Report to Security Holders	Filed herewith

14	Code of Business Conduct and Ethics	Filed herewith

Exhibit
Number	Description	Location
21	Subsidiaries	Filed herewith

23	Consent of Crowe Chizek and Company LLC	Filed herewith

31.1	Certification of Chief Executive Officer under Sarbanes-Oxley Act section 302	Filed herewith

31.2	Certification of Chief Financial Officer under Sarbanes-Oxley Act section 302	Filed herewith

32	Certification under Sarbanes-Oxley Act section 906	Filed herewith

*	Management contract or compensatory plan or arrangement

Signatures

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

National Bancshares Corporation

By:	/s/ Charles J. Dolezal

Charles J. Dolezal
President and Chief Executive Officer

Date: March 29, 2005

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Charles J. Dolezal
March 15, 2005
Charles J. Dolezal
President, Chief Executive Officer, and Director

/s/ Lawrence M. Cardinal, Jr.
March 15, 2005
Lawrence M. Cardinal, Jr., Vice President and Treasurer
(principal accounting and financial officer)

/s/ Sara Steinbrenner Balzarini
March 15, 2005
Sara Steinbrenner Balzarini, Director

/s/ Bobbi Douglas
March 15, 2005
Bobbi Douglas, Director

/s/ John W. Kropf
March 15, 2005
John W. Kropf, Director

/s/ Steven Schmid
March 15, 2005
Steven Schmid, Director

/s/ John E. Sprunger
March 15, 2005
John E. Sprunger, Director

Howard J. Wenger, Director

/s/ James F. Woolley
March 15, 2005
James F. Woolley, Director

Albert Yeagley, Director