Form 10-Q
period 2005-03-31
NATIONAL BANCSHARES CORP /OH/
filed 2005-05-16
CIK 790362

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

                     (Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

Yes ☐ No ☑

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of May 9, 2005.

Common Stock, Without Par Value: 2,234,488 Shares Outstanding

National Bancshares Corporation

Index

Page
Number
Part I. Financial Information

Item 1. Financial Statements

Consolidated Balance Sheets as of March 31, 2005 (Unaudited) and December 31, 2004	3

Consolidated Statements of Income and Comprehensive Income for the three months ended March 31, 2005 and 2004 (Unaudited)	4

Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2005 and 2004 (Unaudited)	5

Notes to Consolidated Financial Statements (Unaudited)	6 - 7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	8 - 9

Item 3. Quantitative and Qualitative Disclosures About Market Risk	10

Item 4. Controls and Procedures	10

Part II. Other Information	10

Item 1. Legal Proceedings - None
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds - None
Item 3. Defaults Upon Senior Securities - None
Item 4. Submission of Matters to a Vote of Security Holders
Item 5. Other Information - None
Item 6. Exhibits

Signatures	11

Exhibits	12 - 14

NATIONAL BANCSHARES CORPORATION
CONSOLIDATED BALANCE SHEETS (Unaudited)

	3/31/05	12/31/04
ASSETS
Cash and due from banks	$11,340,868	$11,756,454
Federal funds sold	1,795,000	6,070,000

Total cash and cash equivalents	13,135,868	17,826,454
Securities available for sale	57,769,810	60,461,982
Securities held to maturity (fair value March 31, 2005 - $16,479,913;
December 31, 2004 - $16,444,769)	15,849,444	15,865,047
Federal bank stock	2,901,650	2,877,850
Loans held for sale	—	57,000
Loans, net of allowance for loan losses: March 31, 2005 - $1,832,941;
December 31, 2004 - $1,763,298	198,349,914	196,724,596
Accrued interest receivable	1,693,299	1,615,798
Premises and equipment	5,090,265	4,366,780
Goodwill	4,722,775	4,722,775
Identified intangible assets	1,358,825	1,386,577
Foreclosed assets	46,000	46,000
Other assets	2,620,399	2,474,070

TOTAL	$303,538,249	$308,424,929

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Noninterest-bearing	$44,311,660	$47,569,690
Interest-bearing	197,352,221	200,952,786

Total deposits	241,663,881	248,522,476
Repurchase agreements	4,193,687	3,888,235
Federal Reserve note account	673,126	791,007
Federal Home Loan Bank advances	20,000,000	17,000,000
Accrued expenses and other liabilities	2,500,074	2,903,890

Total liabilities	269,030,768	273,105,608

SHAREHOLDERS’ EQUITY
Common stock - without par value; 6,000,000 shares authorized; 2,289,528 shares issued	11,447,640	11,447,640
Additional paid-in capital	4,689,800	4,689,800
Retained earnings	19,560,882	19,397,601
Accumulated other comprehensive income	(1,348)	973,773
Less: Treasury shares (at cost): 55,040 shares as of March 31, 2005 and December 31, 2004	(1,189,493)	(1,189,493)

Total shareholders’ equity	34,507,481	35,319,321

TOTAL	$303,538,249	$308,424,929

See accompanying notes to consolidated financial statements

NATIONAL BANCSHARES CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME (Unaudited)

	Three months ended
	3/31/05	3/31/04
INTEREST AND DIVIDEND INCOME:
Loans, including fees	$2,887,041	$2,681,508
Federal funds sold	8,059	2,538
Securities:
Taxable	722,401	871,227
Nontaxable	210,790	221,293

Total interest and dividend income	3,828,291	3,776,566

INTEREST EXPENSE:
Deposits	628,426	578,246
Short-term borrowings	13,404	2,764
Federal Home Loan Bank advances	222,439	190,014

Total interest expense	864,269	771,024

Net interest income	2,964,022	3,005,542
PROVISION FOR LOAN LOSSES	80,000	47,500

Net interest income after provision for loan losses	2,884,022	2,958,042

NONINTEREST INCOME:
Checking account fees	191,526	186,600
Loss on sale of loans	(15,079)	—
Securities gains, net	103,432	298,388
Other	169,490	145,114

Total noninterest income	449,369	630,102

NONINTEREST EXPENSE:
Salaries and employee benefits	1,474,075	1,355,280
Data processing fees	252,381	234,014
Net occupancy expense	117,424	109,551
Depreciation - furniture and fixtures	79,896	104,065
Franchise taxes	96,167	95,000
Maintenance and repairs	70,568	60,475
Amortization of intangibles	62,491	67,484
Dues, subscriptions and fees	84,898	46,615
Marketing	67,195	32,163
Other	383,500	352,185

Total noninterest expense	2,688,595	2,456,832

INCOME BEFORE INCOME TAXES	644,796	1,131,312
Income tax expense	123,997	301,314

NET INCOME	520,799	829,998

OTHER COMPREHENSIVE INCOME:
Unrealized appreciation (depreciation) in fair value of securities available for sale, net of tax	(906,856)	441,571
Reclassification adjustment for realized gains included in earnings, net of tax	(68,265)	(196,936)

	(975,121)	244,635

COMPREHENSIVE INCOME	($454,322)	$1,074,633

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	2,234,488	2,234,488

BASIC EARNINGS PER COMMON SHARE	$0.23	$0.37

DIVIDENDS DECLARED PER COMMON SHARE	$0.16	$0.15

See accompanying notes to consolidated financial statements

NATIONAL BANCSHARES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	3/31/05	3/31/04
Net Cash From Operating Activities	$522,519	$851,668

Cash Flows From Investing Activities:
Net change in interest-bearing deposits with banks	—	(363)
Securities Available for Sale Proceeds from Maturities and Repayments	1,570,186	6,260,023
Proceeds from Sales	1,695,607	1,291,922
Purchases	(1,994,545)	—
Capital Expenditures	(849,569)	(49,548)
Net Change in Loans to Customers	(1,606,242)	(6,783,136)

Net Cash From Investing Activities	(1,184,563)	718,898

Cash Flows from Financing Activities:
Net Change in Demand and Savings Accounts	(6,390,303)	(2,935,203)
Net Change in Time Deposits	(468,292)	580,127
Net Change in Short-Term Borrowings	187,571	(112,412)
Proceeds from Federal Home Loan Bank Advances	3,000,000	—
Repayments on Federal Home Loan Bank Advances	—	(34,291)
Dividends Paid	(357,518)	(335,173)

Net Cash From Financing Activities	(4,028,542)	(2,836,952)

Net Change in Cash and Cash Equivalents	(4,690,586)	(1,266,386)

Beginning Cash and Cash Equivalents	17,826,454	11,506,999

Ending Cash and Cash Equivalents	$13,135,868	$10,240,613

Supplemental Disclosures
Cash Paid for Interest	$855,023	$754,462
Cash Paid for Income Taxes	$320,000	$240,000

See accompanying notes to consolidated financial statements.

National Bancshares Corporation
Notes to Consolidated Financial Statements (Unaudited)

Note 1. Basis of Presentation

     The accompanying consolidated financial statements include the accounts of National Bancshares Corporation (the “Company”) and its wholly owned subsidiary, First National Bank, Orrville, Ohio (the “Bank”). All significant intercompany transactions and balances have been eliminated. The consolidated balance sheet as of March 31, 2005, the consolidated statements of income and comprehensive income for the three-month periods ended March 31, 2005 and 2004, and the condensed consolidated statements of cash flows for the three-month periods ended March 31, 2005 and 2004 have been prepared by the Company without audit. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

     The consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q, but do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These statements should be read in conjunction with the consolidated financial statements and footnotes in the Company’s annual report on Form 10-K for the year ended December 31, 2004. Operating results for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

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

(Dollars in thousands)					To Be Well Capitalized
			For Capital		Under Prompt Corrective
March 31, 2005	Actual		Adequacy Purposes		Action Provisions

	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital to risk-weighted assets
Consolidated	$30,290	13.81%	$17,550	8.00%	$21,938	10.00%
Bank	29,417	13.41%	17,548	8.00%	21,935	10.00%

Tier 1 (core) capital to risk-weighted assets
Consolidated	28,456	12.97%	8,775	4.00%	13,163	6.00%
Bank	27,584	12.58%	8,774	4.00%	13,161	6.00%

Tier 1 (core) capital to average assets
Consolidated	28,456	9.64%	11,804	4.00%	14,754	5.00%
Bank	27,584	9.36%	11,791	4.00%	14,738	5.00%

(Dollars in thousands)					To Be Well Capitalized
			For Capital		Under Prompt Corrective
December 31, 2004	Actual		Adequacy Purposes		Action Provisions

	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital to risk-weighted assets
Consolidated	$30,029	13.73%	$17,496	8.00%	$21,870	10.00%
Bank	28,776	13.19%	17,452	8.00%	21,815	10.00%

Tier 1 (core) capital to risk-weighted assets
Consolidated	28,236	12.91%	8,748	4.00%	13,122	6.00%
Bank	27,001	12.38%	8,726	4.00%	13,089	6.00%

Tier 1 (core) capital to average assets
Consolidated	28,236	9.41%	12,008	4.00%	15,010	5.00%
Bank	27,001	9.01%	11,984	4.00%	14,981	5.00%

Note 3. Loans

The activity in the allowance for loan losses for the first three months of 2005 and 2004 was as follows:

	2005	2004
Beginning balance	$1,763,298	$1,603,568
Provision for loan losses	80,000	47,500
Loans charged-off	(11,997)	(2,999)
Recoveries	1,640	40,495

Ending balance	$1,832,941	$1,688,564

Impaired loans at March 31, 2005 and December 31, 2004 were as follows:

	3/31/05	12/31/04
Loans with no allocated allowance for loan losses	$125,502	$125,502
Loans with allocated allowance for loan losses	173,404	597,615
Amount of the allowance for loan losses allocated	134,658	256,060

	3/31/05	3/31/04
Average of impaired loans during the first three months of 2005 and 2004	$699,990	$375,775
Interest income recognized during impairment	—	—
Cash-basis interest income recognized	—	—

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

     FINANCIAL CONDITION

     Balance Sheets

     Total assets decreased $4.9 million or 1.6% from 12/31/04 principally due to the decrease in total deposits. Total securities decreased $2.7 million or 3.5% from 12/31/04 mainly to fund loan demand and deposit withdrawals during the first three months of 2005. Federal funds sold were $1.8 million at 3/31/05, representing overnight funds available for loan demand or deposit withdrawals. Net loans increased $1.6 million or 0.8% from 12/31/04. Commercial loans increased $1.4 million, commercial real estate loans increased $0.3 million, and home equity loans increased $0.6 million, while real estate mortgages decreased $0.9 million or 1.1%. Management has increased the commercial loan staff during the past two years, as it has targeted commercial loan growth in our market area. The decrease in real estate mortgages is due to principal pay downs, refinancings and the sale of approximately $1.1 million in mortgages.

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

     The allowance for loan losses to total loans outstanding was 0.91% as of March 31, 2005 compared to 0.89% for December 31, 2004. On an annualized basis, net charge-offs (recoveries) to total average loans were 0.02% for the first three months of 2005 and (0.08)% for the first three months of 2004. The ratio of non-performing loans to total loans was 1.31% ($2,636,015) for March 31, 2005 compared to 0.75% ($1,483,243) for December 31, 2004. Non-performing loans consist of loans that have been placed on nonaccrual status and loans past due over 90 days and still accruing interest.

     Total deposits decreased $6.9 million or approximately 2.8% from 12/31/04. Non-interest bearing demand accounts decreased 6.8%, savings and N.O.W. accounts decreased 2.4% and time deposits decreased 0.7%. Non-interest bearing demand accounts will fluctuate based upon the liquidity needs of our customers. These accounts historically show little growth or a decline during the first quarter of the year, as customers make tax deposits or pay down their debts. The level of interest rates and the interest rates offered by competitors in our market area affect time deposit and savings balances. Total shareholders’ equity decreased $0.8 million or 2.3% from 12/31/04 due mainly to a decrease in accumulated other comprehensive income.

     Statements of Cash Flows

     Net cash from operating activities for the first three months of 2005 was $0.5 million compared to $0.9 million for the first three months of 2004. The decrease was due primarily to changes in other assets and liabilities, and the decrease in net income. Current year’s operating activities includes originations of mortgage loans held for sale and proceeds from the sale of mortgage loans held for sale of approximately $1.1 million. Net cash from investing activities for the first three months of 2005 was ($1.2) million, compared to $0.7 million for the first three months of 2004. The decrease was due to securities activity, capital expenditures and the net change in loans to customers. Net cash from financing activities was ($4.0) million for the first three months of 2005 compared to ($2.8) million for the first three months of 2004. The change was primarily due to the net change in demand, savings and time deposits, offset by proceeds from Federal Loan Home Bank advances. Total cash and cash equivalents decreased $4.7 million during the first three months of 2005. With total cash and cash equivalents of $13.1 million as of March 31, 2005, the Company’s liquidity ratios continue to remain favorable.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2005 AND 2004

     Interest and dividend income totaled $3.8 million or $52 thousand higher for the three-months ended 3/31/05 as compared to the same period in 2004. Interest expense was $0.9 million for the three months ended 3/31/05 or $93 thousand higher than 2004. This resulted in a decrease of $41 thousand, or 1.4% in net interest income for the three-month period ended 3/31/05 as compared to 3/31/04. The decrease was due to higher costs, as the net interest margin declined from 4.52% to 4.41%.

     The provision for loan losses was $80 thousand for the three months ended 3/31/05 compared to $47 thousand for the same period in 2004. The increase was partly due to the growth in the loan portfolio and the change in the mix of the portfolio. Commercial loan volume increased during the first quarter of 2005, which carries higher risk than other types of loans, while real estate loan volume decreased. Non-performing loans also increased during the first quarter of 2005 compared to the first quarter of 2004. Each quarter, management reviews the adequacy of the allowance for loan losses by reviewing the overall quality and risk profile of the Company’s loan portfolio, by reviewing specific problem credits and assessing the incurred losses based on expected cash flows or collateral values, by reviewing trends in problem loan levels, by updating loss history for the Company’s loans, by analyzing the growth and change in mix of the portfolio, and by analyzing economic trends that are believed to impact the Company’s borrowers. For the first quarter of 2005, management reviewed all of these factors and determined the quarterly provision was adequate.

     Noninterest income was $449 thousand for the three months ended 3/31/05 or approximately 28.7% below the same period in 2004, due mainly to the securities gains recognized during the first quarter of 2004. Noninterest expense was $2.7 million for the three months ended 3/31/05 or approximately 9.4% above the same period in 2004, due to higher salaries and benefits, and other expenses. Additional lending and support staff has been hired to support current growth and better position the Company for future growth. Other expenses include increases in marketing, consulting fees, data processing costs and pension expense.

     Net income was $521 thousand for the three months ended 3/31/05 or 37.3% below the same quarter of 2004. The decrease was due primarily to a decrease in securities gains and higher operating expenses.

     Net unrealized appreciation (depreciation) on securities available for sale was ($975) thousand for the three months ended 3/31/05 compared to $245 thousand for the three months ended 3/31/04. The market value of securities in the available for sale portfolio decreased during the first quarter of 2005 due to economic conditions and an increase in interest rates. Comprehensive income was ($0.5) million for the three months ended 3/31/05 compared to $1.1 million for the same period in 2004.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     There have been no material changes in the quantitative and qualitative disclosures about market risk as of March 31, 2005 from that presented in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004. Management uses an earnings simulation model to assess interest rate sensitivity, which estimates the effect on net income assuming various interest rate changes - or “rate shocks” - such as changes of plus 100 or 200 basis points. At year-end 2004, the model estimated the positive impact on net income of a 100 basis point increase in interest rates over a twelve-month period at 0.2%, compared to a negative impact of 4.1% on March 31, 2005. A positive impact on net income of a 200 basis point increase in interest rates was estimated at 1.4% on December 31, 2004 compared to a negative impact of 0.9% on March 31, 2005.

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

PART II. OTHER INFORMATION

     Item 1. Legal Proceedings - None

     Item 2. Unregistered Sales of Equity Securities and Use of Proceeds - None

     Item 3. Defaults Upon Senior Securities - None

     Item 4. Submission of Matters to a Vote of Security Holders – Notice of Annual Meeting of Shareholders and proxy statement dated March 24, 2005 was previously filed with the SEC on March 24, 2005.

     Item 5. Other Information – None

     Item 6. Exhibits

Exhibit No.		If incorporated by Reference,
Under Reg.		Documents with Which Exhibit
S-K, Item 601	Description of Exhibits	Was Previously Filed with SEC
(3.1)	Amended Articles of Incorporation	Annual Report 10-K filed 3/26/04 File No. 000-14773
(3.2)	Code of Regulations	Annual Report 10-K filed 3/26/04 File No. 000-14773
(10.1)	Directors Defined Benefit Plan Agreement	Annual Report 10-K filed 3/29/01 File No. 000-14773
(10.2)	Special Separation Agreement entered into with Charles Dolezal, Kenneth VanSickle, Robert Woodruff and Harold Berkey	Annual Report 10-K filed 3/29/01 File No. 000-14773
(10.3)	Form of Special Separation Agreement entered into with Lawrence Cardinal and Marc Valentin	Quarterly Report 10-Q filed 11/15/04 File No. 000-14773
(11)	Computation of Earnings per Share	See Consolidated Statements of Income and Comprehensive Income, Page 4
(31.1)	Certification
(31.2)	Certification
(32)	Certification

No other exhibits are required to be filed herewith pursuant to Item 601 of Regulation S-K.

Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

National Bancshares Corporation

Date:	May 12, 2005	/s/ Charles J. Dolezal

Charles J. Dolezal, President

Date:	May 12, 2005	/s/ Lawrence M. Cardinal, Jr.

Lawrence M. Cardinal, Jr., Treasurer
(Principal Financial Officer)