Form 10-Q
period 2005-06-30
NATIONAL BANCSHARES CORP /OH/
filed 2005-08-12
CIK 790362

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended June 30, 2005
OR
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
Yes   ☐     No   ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of August 9, 2005.
Common Stock, Without Par Value: 2,234,488 Shares Outstanding

National Bancshares Corporation

NATIONAL BANCSHARES CORPORATION
CONSOLIDATED BALANCE SHEETS (Unaudited)

	6/30/05	12/31/04
ASSETS
Cash and due from banks	$12,037,052	$11,756,454
Federal funds sold	8,545,000	6,070,000

Total cash and cash equivalents	20,582,052	17,826,454
Securities available for sale	49,227,538	60,461,982
Securities held to maturity (fair value June 30, 2005 - $16,864,388; December 31, 2004 - $16,444,769)	16,474,817	15,865,047
Federal bank stock	2,927,950	2,877,850
Loans held for sale	—	57,000
Loans, net of allowance for loan losses: June 30, 2005 - $2,036,711; December 31, 2004 - $1,763,298	199,120,137	196,724,596
Premises and equipment	5,221,738	4,366,780
Goodwill	4,722,775	4,722,775
Identified intangible assets	1,312,032	1,386,577
Foreclosed assets	46,000	46,000
Accrued interest receivable	1,499,216	1,615,798
Other assets	2,948,835	2,474,070

TOTAL	$304,083,090	$308,424,929

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Noninterest-bearing	$44,151,131	$47,569,690
Interest-bearing	200,911,761	200,952,786

Total deposits	245,062,892	248,522,476
Repurchase agreements	3,859,277	3,888,235
Federal Reserve note account	475,934	791,007
Federal Home Loan Bank advances	17,000,000	17,000,000
Accrued expenses and other liabilities	2,814,433	2,903,890

Total liabilities	269,212,536	273,105,608

SHAREHOLDERS’ EQUITY
Common stock — without par value; 6,000,000 shares authorized; 2,289,528 shares issued	11,447,640	11,447,640
Additional paid-in capital	4,689,800	4,689,800
Retained earnings	19,635,304	19,397,601
Accumulated other comprehensive income	287,303	973,773
Less: Treasury shares; at cost (55,040) shares	(1,189,493)	(1,189,493)

Total shareholders’ equity	34,870,554	35,319,321

TOTAL	$304,083,090	$308,424,929

See accompanying notes to consolidated financial statements.

NATIONAL BANCSHARES CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME (Unaudited)

	Three months ended		Six months ended
	06/30/05	06/30/04	06/30/05	06/30/04
INTEREST AND DIVIDEND INCOME:
Loans, including fees	$3,025,318	$2,744,053	$5,912,359	$5,425,561
Federal funds sold	39,611	10,109	47,670	12,647
Securities:
Taxable	698,664	808,988	1,421,065	1,680,215
Nontaxable	211,955	223,122	422,745	444,415

Total interest and dividend income	3,975,548	3,786,272	7,803,839	7,562,838

INTEREST EXPENSE:
Deposits	720,170	638,774	1,348,596	1,217,020
Short-term borrowings	17,746	1,254	31,150	4,018
Federal Home Loan Bank advances	224,874	220,862	447,313	410,876

Total interest expense	962,790	860,890	1,827,059	1,631,914

Net interest income	3,012,758	2,925,382	5,976,780	5,930,924
PROVISION FOR LOAN LOSSES	212,500	85,000	292,500	132,500

Net interest income after provision for loan losses	2,800,258	2,840,382	5,684,280	5,798,424

NONINTEREST INCOME:
Checking account fees	243,847	197,202	435,373	383,802
Gain on sale of loans	37,059	—	21,980	—
Securities gains (losses), net	(6,895)	134,527	96,537	432,915
Other	159,839	147,187	329,329	292,301

Total noninterest income	433,850	478,916	883,219	1,109,018

NONINTEREST EXPENSE:
Salaries and employee benefits	1,429,787	1,330,303	2,903,862	2,685,583
Data processing	257,935	245,403	510,316	479,417
Net occupancy	108,628	102,861	226,052	212,412
Depreciation — furniture and fixtures	80,791	87,461	160,687	191,526
Franchise taxes	93,083	88,750	189,250	183,750
Maintenance and repairs	85,831	62,005	156,399	122,480
Amortization of intangibles	62,491	66,886	124,982	134,370
Dues, subscriptions and fees	44,109	56,537	96,602	103,152
Marketing	60,555	49,981	127,750	82,144
Other	501,764	367,884	917,669	720,069

Total noninterest expense	2,724,974	2,458,071	5,413,569	4,914,903

INCOME BEFORE INCOME TAXES	509,134	861,227	1,153,930	1,992,539
Income tax expense	77,195	205,048	201,192	506,362

NET INCOME	431,939	656,179	952,738	1,486,177

OTHER COMPREHENSIVE INCOME (LOSS):
Unrealized appreciation (depreciation) in fair value of securities available for sale, net of tax	284,100	(1,546,439)	(622,756)	(1,104,867)
Reclassification adjustment for realized (gains) losses included in earnings, net of tax	4,551	(88,788)	(63,714)	(285,724)

	288,651	(1,635,227)	(686,470)	(1,390,591)

COMPREHENSIVE INCOME (LOSS)	$720,590	$(979,048)	$266,268	$95,586

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	2,234,488	2,234,488	2,234,488	2,234,488

BASIC AND DILUTED EARNINGS PER COMMON SHARE	$0.19	$0.29	$0.43	$0.67

DIVIDENDS DECLARED PER COMMON SHARE	$0.16	$0.15	$0.32	$0.30

See accompanying notes to consolidated financial statements.

NATIONAL BANCSHARES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	6/30/05	6/30/04
Net Cash From Operating Activities	$1,435,855	$1,367,157

Cash Flows From Investing Activities:
Net change in interest-bearing deposits with banks	—	999,048
Securities Held to Maturity
Proceeds from Maturities and Repayments	158,200	7,803
Purchases	(799,590)	(221,729)
Securities Available for Sale
Proceeds from Maturities and Repayments	3,481,621	7,819,788
Proceeds from Sales	15,895,986	4,615,918
Purchases	(9,142,545)	(2,607,430)
Capital Expenditures	(1,111,563)	(83,979)
Net Change in Loans to Customers	(2,643,716)	(7,697,954)

Net Cash From Investing Activities	5,838,393	2,831,465

Cash Flows from Financing Activities:
Net Change in Demand and Savings Accounts	(5,372,502)	(537,532)
Net Change in Time Deposits	1,912,918	(1,739,604)
Net Change in Short-Term Borrowings	(344,031)	1,496,620
Repayments on Federal Home Loan Bank Advances	—	(34,291)
Dividends Paid	(715,035)	(670,346)

Net Cash From Financing Activities	(4,518,650)	(1,485,153)

Net Change in Cash and Cash Equivalents	2,755,598	2,713,469

Beginning Cash and Cash Equivalents	17,826,454	11,506,999

Ending Cash and Cash Equivalents	$20,582,052	$14,220,468

Supplemental Disclosures
Cash Paid for Interest	$1,759,296	$1,647,919
Cash Paid for Income Taxes	$455,000	$660,000
See accompanying notes to consolidated financial statements.

National Bancshares Corporation
Notes to Consolidated Financial Statements (Unaudited)
Note 1. Basis of Presentation
     The accompanying consolidated financial statements include the accounts of National Bancshares Corporation (the “Company”) and its wholly owned subsidiary, First National Bank, Orrville, Ohio (the “Bank”). All significant intercompany transactions and balances have been eliminated. The consolidated balance sheet as of June 30, 2005, the consolidated statements of income and comprehensive income for the three and six-month periods ended June 30, 2005 and 2004, and the condensed consolidated statements of cash flows for the six-month periods ended June 30, 2005 and 2004 have been prepared by the Company without audit. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.
     The consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q, but do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These statements should be read in conjunction with the consolidated financial statements and footnotes in the Company’s annual report on Form 10-K for the year ended December 31, 2004. Operating results for the six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.
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
     Certain items in the prior year financial statements were reclassified to conform to the current presentation.
Note 2. Regulatory Matters
     The Company and the Bank are subject to regulatory capital requirements administered by federal banking agencies. The following is a summary of the actual and required regulatory capital amounts and ratios.

(Dollars in thousands)					To Be Well Capitalized
			For Capital		Under Prompt Corrective
June 30, 2005	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital to risk-weighted assets
Consolidated	$30,627	14.46%	$16,940	8.00%	$21,175	10.00%
Bank	30,118	14.23%	16,937	8.00%	21,171	10.00%

Tier 1 (core) capital to risk-weighted assets
Consolidated	28,590	13.50%	8,470	4.00%	12,705	6.00%
Bank	28,081	13.26%	8,469	4.00%	12,703	6.00%

Tier 1 (core) capital to average assets
Consolidated	28,590	9.73%	11,756	4.00%	14,695	5.00%
Bank	28,081	9.56%	11,755	4.00%	14,693	5.00%

(Dollars in thousands)					To Be Well Capitalized
			For Capital		Under Prompt Corrective
December 31, 2004	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital to risk-weighted assets
Consolidated	$30,029	13.73%	$17,496	8.00%	$21,870	10.00%
Bank	28,776	13.19%	17,452	8.00%	21,815	10.00%

Tier 1 (core) capital to risk-weighted assets
Consolidated	28,236	12.91%	8,748	4.00%	13,122	6.00%
Bank	27,001	12.38%	8,726	4.00%	13,089	6.00%

Tier 1 (core) capital to average assets
Consolidated	28,236	9.41%	12,008	4.00%	15,010	5.00%
Bank	27,001	9.01%	11,984	4.00%	14,981	5.00%
Note 3. Loans
Loans at June 30, 2005 and December 31, 2004 were as follows:

	6/30/05	12/31/04
Collateralized by real estate:
Commercial	$48,061,509	$47,080,983
Residential	97,268,382	97,694,011
Home Equity	18,891,795	18,272,212
Construction	5,959,467	6,326,884

	170,181,153	169,374,090

Other:
Consumer	6,092,268	5,385,953
Commercial	22,439,754	21,196,523
Credit Cards	1,298,662	1,363,725
Other	1,643,042	1,673,031

	201,654,879	198,993,322
Unearned and deferred income	(498,031)	(505,428)
Allowance for loan losses	(2,036,711)	(1,763,298)

Total	$199,120,137	$196,724,596

The activity in the allowance for loan losses for the first six months of 2005 and 2004 was as follows:

	2005	2004
Beginning balance	$1,763,298	$1,603,568
Provision for loan losses	292,500	132,500
Loans charged-off	(23,493)	(21,331)
Recoveries	4,406	41,793

Ending balance	$2,036,711	$1,756,530

Impaired loans at June 30, 2005 and December 31, 2004 were as follows:

	6/30/05	12/31/04
Loans with no allocated allowance for loan losses	$125,502	$125,502
Loans with allocated allowance for loan losses	147,956	597,615
Amount of the allowance for loan losses allocated	133,868	256,060

	6/30/05	6/30/04
Average of impaired loans during the first six months of 2005 and 2004	$429,565	$370,633
Interest income recognized during impairment	—	190
Cash-basis interest income recognized	—	—
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
     FINANCIAL CONDITION
     Balance Sheets
     Total assets decreased $4.3 million or 1.4% from 12/31/04 principally due to the decrease in total deposits. Total securities decreased $10.6 million or 13.9% from 12/31/04 mainly to fund loan demand and deposit withdrawals during the first six months of 2005. Federal funds sold were $8.5 million at 6/30/05, representing overnight funds available for loan demand or deposit withdrawals. Net loans increased $2.4 million or 1.2% from 12/31/04. Commercial real estate loans increased $1.0 million, home equity loans increased $0.6 million, consumer loans increased $0.7 million, and commercial loans increased $1.2 million, while residential real estate mortgages decreased $0.4 million. Management has increased the commercial loan staff during the past two years, as it has targeted commercial loan growth in our market area. The decrease in real estate mortgages is due to principal pay downs, refinancings and the decision to classify approximately $3.0 million of new originations as held for sale which were sold in the secondary market.
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
     The allowance for loan losses to total loans outstanding was 1.01% as of June 30, 2005 compared to 0.89% for December 31, 2004. On an annualized basis, net charge-offs (recoveries) to total average loans were 0.02% for the first six months of 2005 and (0.02)% for the first six months of 2004. The ratio of non-performing loans to total loans was 1.48% ($2,993,912) for June 30, 2005 compared to 0.75% ($1,483,243) for December 31, 2004. Non-performing loans consist of loans that have been placed on nonaccrual status and loans past due over 90 days and still accruing interest.
     Premises and equipment increased $0.9 million during 2005 primarily due to the opening of a new full-service branch in the north end of Wooster, Ohio on June 30, 2005. This facility will complement our existing office in Wooster and allow us to better serve our customers in that market area.
     Total deposits decreased $3.5 million or approximately 1.4% from 12/31/04. Non-interest bearing demand deposits decreased 7.2%, while interest bearing deposits (savings, N.O.W. accounts and time deposits) were unchanged. Non-interest bearing demand accounts will fluctuate based upon the liquidity needs of our customers. These accounts historically show little growth or a decline during the first part of the year, as customers make tax deposits or pay down their debts. We experienced a decline of approximately $3.2 million during the first quarter of 2005 and an additional decline of $0.2 million during the second quarter. The level of interest rates and the interest rates offered by competitors in our market area affect time deposit and savings balances. Total shareholders’ equity decreased $0.4 million or 1.3% from 12/31/04 due to a decrease in accumulated other comprehensive income, partially offset by growth in retained earnings.
     Statements of Cash Flows
     Net cash from operating activities for the first six months of 2005 and 2004 was $1.4 million. Current year’s operating activities includes originations of mortgage loans held for sale and proceeds from the sale of mortgage loans held for sale of approximately $3.0 million. Net cash from investing activities for the first six months of 2005 was $5.8 million, compared to $2.8 million for the first six months of 2004. The increase was due mainly to securities activity and the net change in loans to customers. Net cash used for financing activities was $4.5 million for the first six months of 2005 compared to $1.5 million for the first six months of 2004. The change was primarily due to the decrease in demand and savings deposits, and short-term borrowings, partially offset by growth in time deposits. Total cash and cash equivalents increased $2.8 million during the first six months of 2005. With total cash and cash equivalents of $20.6 million as of June 30, 2005, the Company’s liquidity ratios continue to remain favorable.
COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTH PERIODS ENDED JUNE 30, 2005 AND 2004
     Net income was $432 thousand for the three months ended 6/30/05 or 34.2% below the same quarter of 2004. The decrease was due primarily to an increase in the provision for loan losses and higher operating expenses.
     Interest and dividend income totaled $4.0 million or $189 thousand higher for the three-months ended 6/30/05 as compared to the same period in 2004. Interest expense was $1.0 million for the three months ended 6/30/05 or $102 thousand higher than 2004. This resulted in an increase of $87 thousand, or 3.0% in net interest income for the three-month period ended 6/30/05 as compared to 6/30/04. The increase was primarily due to an improvement in the net interest margin for the three-month period ended 6/30/05 compared to the three-month period ended 6/30/04.

     The provision for loan losses was $213 thousand for the three months ended 6/30/05 compared to $85 thousand for the same period in 2004. The increase in the provision for loan losses was primarily due to a large commercial loan customer’s financial condition deteriorating during the second quarter of 2005, which resulted in an increase in the allowance for loan losses. Additionally, non-performing loans on 6/30/05 were $3.0 million, compared to $1.4 million on 6/30/04. The increase was also due to the growth in the loan portfolio and the change in the mix of the portfolio. Commercial loan volume increased during the second quarter of 2005, which carries higher risk than other types of loans, while real estate loan volume decreased. Each quarter, management reviews the adequacy of the allowance for loan losses by reviewing the overall quality and risk profile of the Company’s loan portfolio, by reviewing specific problem credits and assessing the incurred losses based on expected cash flows or collateral values, by reviewing trends in problem loan levels, by updating loss history for the Company’s loans, by analyzing the growth and change in mix of the portfolio, and by analyzing economic trends that are believed to impact the Company’s borrowers. For the second quarter of 2005, management reviewed all of these factors to determine the quarterly provision.
     Noninterest income was $434 thousand for the three months ended 6/30/05 or approximately 9.4% below the same period in 2004, due mainly to the securities gains recognized during the second quarter of 2004. Noninterest expense was $2.7 million for the three months ended 6/30/05 or approximately 10.9% above the same period in 2004, due to higher salaries and benefits, and other expenses. Additional lending and support staff has been hired to support current growth and better position the Company for future growth. Other expenses include increases in consulting fees, directors’ retirement plan, supplies, loss on disposal of fixed assets, sundry charge-offs and miscellaneous expenses.
     Net unrealized appreciation (depreciation) on securities available for sale was $284 thousand for the three months ended 6/30/05 compared to ($1.5) million for the three months ended 6/30/04. The market value of securities in the available for sale portfolio decreased during the second quarter of 2004 due to economic conditions and an increase in interest rates. Comprehensive income was $289 thousand for the three months ended 6/30/05 compared to ($1.6) million for the same period in 2004.
     COMPARISON OF RESULTS OF OPERATIONS FOR THE SIX MONTH PERIODS ENDED JUNE 30, 2005 AND 2004
     Net income was approximately $1.0 million for the six months ended 6/30/05 or 35.9% below the first six months of 2004.The decrease was due primarily to a higher provision for loan losses, a decline in noninterest income, and higher operating expenses as discussed in more detail below.
     Interest and dividend income totaled $7.8 million for the six months ended 6/30/05, an increase of $241 thousand compared to 6/30/04. Interest expense was $1.8 million for the six months ended 6/30/05, an increase of $195 thousand. As a result, net interest income year to date increased $46 thousand or 0.8%. Year-to-date interest income increased mainly due to higher yields on earning assets, which increased from 5.62% to 5.77%. The volume of average-earning assets increased from $277.6 million to $278.6 million. Year-to-date interest expense increased due to higher average costs, which increased from 1.46% to 1.66%. Net interest rate margins were 4.46% and 4.45% for the first six months of 2005 and 2004, respectively.
     The provision for loan losses was $293 thousand for the six months ended 6/30/05 compared to $133 thousand for the same period in 2004. As discussed earlier, the increase in the provision for loan losses was primarily due to a large commercial loan customer’s financial condition deteriorating during the second quarter of 2005, which resulted in an increase in the allowance for loan losses. The increase was also due to the growth in the loan portfolio and the change in the mix of the portfolio. Commercial loan volume increased during 2005, which carries higher risk than other types of loans, while real estate loan volume decreased. Net charge-offs (recoveries) for the six months ended 6/30/05 were $19 thousand compared to ($20) thousand for the same period in 2004.
     Noninterest income was $0.9 million for the six months ended 6/30/05 or approximately 20.4% below the same period in 2004, due mainly to securities gains taken in 2004. Year-to-date security gains for 2005 were $97 thousand compared to $433 thousand in 2004.

     Noninterest expense was $5.4 million for the six months ended 6/30/05 or approximately 10.1% above the same period in 2004, due mainly to higher salary and employee benefits, marketing and other expenses. As noted earlier, additional lending and support staff has been hired to support current growth and better position the Company for future growth. Other expenses include increases in consulting fees, directors’ retirement plan, supplies, loss on disposal of fixed assets, sundry charge-offs and miscellaneous expenses. Consultants are being utilized to help the Company meet the new regulatory requirements under Section 404 of the Sarbanes-Oxley Act.
     Income tax expense was $201 thousand for the six months ended 6/30/05 compared to $506 thousand for the six months ended 6/30/04. The federal statutory rate for both years is 34% compared to an effective tax rate of approximately 17% for 2005 and 25% for 2004. The difference is due primarily to lower pretax income in 2005 and the impact of tax-exempt municipal investments.
     Year-to-date net unrealized depreciation on securities available for sale was $0.6 million for the six months ended 6/30/05 compared to $1.1 million for the six months ended 6/30/04. The market value of securities in the available for sale portfolio decreased during 2005 and 2004 due to economic conditions and an increase in long-term rates. Comprehensive income was $266 thousand for the six months ended 6/30/05 compared to $96 thousand for the same period in 2004.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     There have been no material changes in the quantitative and qualitative disclosures about market risk as of June 30, 2005 from that presented in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004. Management uses an earnings simulation model to assess interest rate sensitivity, which estimates the effect on net income assuming various interest rate changes — or “rate shocks” — such as changes of plus 100 or 200 basis points. At year-end 2004, the model estimated the positive impact on net income of a 100 basis point increase in interest rates over a twelve-month period at 0.2%, compared to a negative impact of 1.8% on June 30, 2005. A positive impact on net income of a 200 basis point increase in interest rates was estimated at 1.4% on December 31, 2004 compared to a positive impact of 7.3% on June 30, 2005.
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

PART II. OTHER INFORMATION
               Item 1. Legal Proceedings — None
               Item 2. Unregistered Sales of Equity Securities and Use of Proceeds — None
               Item 3. Defaults Upon Senior Securities — None
               Item 4. Submission of Matters to a Vote of Security Holders — The Company held its Annual Shareholders’ Meeting on April 28, 2005, for the purpose of electing four directors. Shareholders received proxy materials containing the information required by this item. Results of shareholder voting were as follows.

Election of Directors:	John P. Cook	Charles J. Dolezal	John W. Kropf	James F.Woolley
For	1,721,533	1,727,029	1,721,119	1,730,345
Against	—	—	—	—
Withheld	20,872	15,377	21,287	12,061
Shares not voted by Brokers	41,080	41,080	41,080	41,080
               The following directors continued their terms of office after the 2005 Annual Shareholders’ meeting: Bobbi E. Douglas, John E. Sprunger, Howard J. Wenger, Sara Steinbrenner Balzarini, Steve Schmid and Albert W. Yeagley.
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

National Bancshares Corporation

Date:	August 12, 2005	/s/Charles J. Dolezal

Charles J. Dolezal, President

Date:	August 12, 2005	/s/Lawrence M. Cardinal, Jr.

Lawrence M. Cardinal, Jr., Treasurer
(Principal Financial Officer)