Form 10-Q
period 2005-09-30
NATIONAL BANCSHARES CORP /OH/
filed 2005-11-09
CIK 790362

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005
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
Yes ☐      No ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐      No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of November 9, 2005.
Common Stock, Without Par Value: 2,234,488 Shares Outstanding

National Bancshares Corporation

NATIONAL BANCSHARES CORPORATION
CONSOLIDATED BALANCE SHEETS (Unaudited)

	09/30/05	12/31/04
ASSETS
Cash and due from banks	$10,925,095	$11,756,454
Federal funds sold	9,710,000	6,070,000

Total cash and cash equivalents	20,635,095	17,826,454
Securities available for sale	51,285,174	60,461,982
Securities held to maturity (fair value September 30, 2005 — $18,119,387; December 31, 2004 — $16,444,769)	17,699,878	15,865,047
Federal bank stock	2,954,850	2,877,850
Loans held for sale	50,000	57,000
Loans, net of allowance for loan losses: September 30, 2005 — $2,081,935; December 31, 2004 — $1,763,298	195,571,006	196,724,596
Premises and equipment	5,279,627	4,366,780
Goodwill	4,722,775	4,722,775
Identified intangible assets	1,199,104	1,386,577
Foreclosed assets	103,334	46,000
Accrued interest receivable	1,507,952	1,615,798
Other assets	2,921,769	2,474,070

TOTAL	$303,930,564	$308,424,929

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Noninterest-bearing	$44,727,109	$47,569,690
Interest-bearing	199,377,238	200,952,786

Total deposits	244,104,347	248,522,476
Repurchase agreements	4,020,843	3,888,235
Federal Reserve note account	1,000,000	791,007
Federal Home Loan Bank advances	17,000,000	17,000,000
Accrued expenses and other liabilities	3,024,280	2,903,890

Total liabilities	269,149,470	273,105,608

SHAREHOLDERS’ EQUITY
Common stock — without par value; 6,000,000 shares authorized; 2,289,528 shares issued	11,447,640	11,447,640
Additional paid-in capital	4,689,800	4,689,800
Retained earnings	19,725,701	19,397,601
Accumulated other comprehensive income	107,446	973,773
Less: Treasury shares; at cost (55,040) shares	(1,189,493)	(1,189,493)

Total shareholders’ equity	34,781,094	35,319,321

TOTAL	$303,930,564	$308,424,929

See accompanying notes to consolidated financial statements.

NATIONAL BANCSHARES CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME (Unaudited)

	Three months ended		Nine months ended
	09/30/05	09/30/04	09/30/05	09/30/04
INTEREST AND DIVIDEND INCOME:
Loans, including fees	$3,143,719	$2,804,926	$9,056,078	$8,230,487
Federal funds sold	59,511	15,988	107,181	28,635
Securities:
Taxable	608,172	755,715	2,029,237	2,435,930
Nontaxable	224,242	236,574	646,987	680,989

Total interest and dividend income	4,035,644	3,813,203	11,839,483	11,376,041
INTEREST EXPENSE:
Deposits	833,362	635,346	2,181,958	1,852,366
Short-term borrowings	19,416	3,269	50,566	7,287
Federal Home Loan Bank advances	224,143	223,288	671,456	634,164

Total interest expense	1,076,921	861,903	2,903,980	2,493,817

Net interest income	2,958,723	2,951,300	8,935,503	8,882,224
PROVISION FOR LOAN LOSSES	44,000	45,000	336,500	177,500

Net interest income after provision for loan losses	2,914,723	2,906,300	8,599,003	8,704,724

NONINTEREST INCOME:
Checking account fees	273,573	208,617	708,946	592,419
Gain on sale of loans	18,280	35,378	40,260	35,378
Gain (loss) on sale of other real estate owned	19,603	—	19,603	—
Securities gains, net	12,498	—	109,035	432,915
Other	161,260	150,534	490,589	442,835

Total noninterest income	485,214	394,529	1,368,433	1,503,547

NONINTEREST EXPENSE:
Salaries and employee benefits	1,566,060	1,340,048	4,469,922	4,025,631
Data processing	265,910	243,870	776,226	723,287
Net occupancy	97,123	99,088	323,175	311,500
Depreciation — furniture and fixtures	84,539	87,845	245,226	279,371
Franchise taxes	92,875	83,594	282,125	267,344
Maintenance and repairs	94,320	69,313	250,719	191,793
Amortization of intangibles	62,491	67,185	187,473	201,555
Dues, subscriptions and fees	53,848	41,431	150,450	144,583
Marketing	75,668	56,088	203,418	138,232
Other	469,987	447,413	1,387,656	1,167,482

Total noninterest expense	2,862,821	2,535,875	8,276,390	7,450,778

INCOME BEFORE INCOME TAXES	537,116	764,954	1,691,046	2,757,493
Income tax expense	89,200	171,061	290,392	677,423

NET INCOME	447,916	593,893	1,400,654	2,080,070

OTHER COMPREHENSIVE INCOME:
Unrealized appreciation (depreciation) in fair value of securities available for sale, net of tax	(171,608)	618,799	(794,363)	(486,068)
Reclassification adjustment for realized (gains) losses included in earnings, net of tax	(8,249)	—	(71,964)	(285,724)

	(179,857)	618,799	(866,327)	(771,792)

COMPREHENSIVE INCOME	$268,059	$1,212,692	$534,327	$1,308,278

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	2,234,488	2,234,488	2,234,488	2,234,488

BASIC AND DILUTED EARNINGS PER COMMON SHARE	$0.20	$0.27	$0.63	$0.93

DIVIDENDS DECLARED PER COMMON SHARE	$0.16	$0.15	$0.48	$0.45

See accompanying notes to consolidated financial statements.

NATIONAL BANCSHARES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	9/30/05	9/30/04
Net Cash From Operating Activities	$2,460,970	$2,108,845

Cash Flows From Investing Activities:
Net change in interest-bearing deposits with banks	—	999,048
Securities Held to Maturity
Proceeds from Maturities and Repayments	158,200	69,003
Purchases	(2,034,579)	(1,554,513)
Securities Available for Sale
Proceeds from Maturities and Repayments	5,276,938	9,520,376
Proceeds from Sales	19,764,403	4,615,918
Purchases	(17,157,795)	(5,118,670)
Capital Expenditures	(1,289,773)	(147,438)
Proceeds on the sale of Other Real Estate Owned	65,603	—
Net Change in Loans to Customers	713,756	(9,562,182)

Net Cash From Investing Activities	5,496,753	(1,178,458)

Cash Flows from Financing Activities:
Net Change in Demand and Savings Accounts	(6,800,709)	6,580,996
Net Change in Time Deposits	2,382,580	(2,956,941)
Net Change in Short-Term Borrowings	341,601	75,904
Repayments on Federal Home Loan Bank Advances	—	(34,291)
Dividends Paid	(1,072,554)	(1,005,519)

Net Cash From Financing Activities	(5,149,082)	2,660,149

Net Change in Cash and Cash Equivalents	2,808,641	3,590,536

Beginning Cash and Cash Equivalents	17,826,454	11,506,999

Ending Cash and Cash Equivalents	$20,635,095	$15,097,535

Supplemental Disclosures
Cash Paid for Interest	$2,775,793	$2,505,270
Cash Paid for Income Taxes	545,000	835,000
Non-cash transfer from Loans to Other Real Estate Owned	103,334	—
See accompanying notes to consolidated financial statements.

National Bancshares Corporation
Notes to Consolidated Financial Statements (Unaudited)
Note 1. Basis of Presentation
     The accompanying consolidated financial statements include the accounts of National Bancshares Corporation (the “Company”) and its wholly owned subsidiary, First National Bank, Orrville, Ohio (the “Bank”). All significant intercompany transactions and balances have been eliminated. The consolidated balance sheet as of September 30, 2005, the consolidated statements of income and comprehensive income for the three and nine-month periods ended September 30, 2005 and 2004, and the condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2005 and 2004 have been prepared by the Company without audit. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.
     The consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q, but do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These statements should be read in conjunction with the consolidated financial statements and footnotes in the Company’s annual report on Form 10-K for the year ended December 31, 2004. Operating results for the nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.
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

(Dollars in thousands)					To Be Well Capitalized
			For Capital		Under Prompt Corrective
September 30, 2005	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital to risk-weighted assets
Consolidated	$30,829	14.56%	$16,935	8.00%	$21,169	10.00%
Bank	30,679	14.49%	16,933	8.00%	21,167	10.00%

Tier 1 (core) capital to risk-weighted assets
Consolidated	28,746	13.58%	8,468	4.00%	12,702	6.00%
Bank	28,596	13.51%	8,467	4.00%	12,700	6.00%

Tier 1 (core) capital to average assets
Consolidated	28,746	9.76%	11,784	4.00%	14,730	5.00%
Bank	28,596	9.71%	11,783	4.00%	14,728	5.00%

(Dollars in thousands)					To Be Well Capitalized
			For Capital		Under Prompt Corrective
December 31, 2004	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital to risk-weighted assets
Consolidated	$30,029	13.73%	$17,496	8.00%	$21,870	10.00%
Bank	28,776	13.19%	17,452	8.00%	21,815	10.00%

Tier 1 (core) capital to risk-weighted assets
Consolidated	28,236	12.91%	8,748	4.00%	13,122	6.00%
Bank	27,001	12.38%	8,726	4.00%	13,089	6.00%

Tier 1 (core) capital to average assets
Consolidated	28,236	9.41%	12,008	4.00%	15,010	5.00%
Bank	27,001	9.01%	11,984	4.00%	14,981	5.00%
Note 3. Loans
Loans at September 30, 2005 and December 31, 2004 were as follows:

	9/30/05	12/31/04
Collateralized by real estate:
Commercial	$55,654,325	$47,080,983
Residential	87,494,771	97,694,011
Home Equity	18,847,154	18,272,212
Construction	6,912,693	6,326,884

	168,908,943	169,374,090

Other:
Consumer	6,469,082	5,385,953
Commercial	20,044,240	21,196,523
Credit Cards	1,337,909	1,363,725
Other	1,396,558	1,673,031

	198,156,732	198,993,322
Unearned and deferred income	(503,791)	(505,428)
Allowance for loan losses	(2,081,935)	(1,763,298)

Total	$195,571,006	$196,724,596

The activity in the allowance for loan losses for the first nine months of 2005 and 2004 was as follows:

	2005	2004
Beginning balance	$1,763,298	$1,603,568
Provision for loan losses	336,500	177,500
Loans charged-off	(23,986)	(56,393)
Recoveries	6,123	42,738

Ending balance	$2,081,935	$1,767,413

Impaired loans at September 30, 2005 and December 31, 2004 were as follows:

	9/30/05	12/31/04
Loans with no allocated allowance for loan losses	$22,168	$125,502
Loans with allocated allowance for loan losses	108,389	597,615
Amount of the allowance for loan losses allocated	108,389	256,060

	9/30/05	9/30/04
Average of impaired loans during the first nine months of 2005 and 2004	$347,282	$368,174
Interest income recognized during impairment	—	190
Cash-basis interest income recognized	—	—
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
     FINANCIAL CONDITION
     Balance Sheets
     Total assets decreased $4.5 million or 1.5% from December 31, 2004 principally due to the decrease in total deposits. Total securities decreased $7.3 million or 9.6% from December 31, 2004 mainly to fund loan demand and deposit withdrawals during the first nine months of 2005. Federal funds sold were $9.7 million at September 30, 2005, representing overnight funds available for loan demand or deposit withdrawals. Net loans decreased $1.2 million or 0.6% from December 31, 2004. Commercial real estate loans increased by $8.5 million, home equity loans increased $0.6 million, consumer loans increased $1.1 million, and commercial loans decreased $1.2 million, while residential real estate mortgages decreased $10.2 million. Management has increased the commercial loan staff during the past two years, as it has targeted commercial loan growth in our market area. The decrease in real estate mortgages is due to principal pay downs, refinancings and the decision to classify approximately $4.6 million of new originations as held for sale, of which the majority were sold in the secondary market. As of September 30, 2005, there is $50 thousand in real estate loans that is held for sale.
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

The migration analysis identifies the percentage of problem loans that have historically been ultimately charged-off. The migration percentages are reviewed and adjusted by management to reflect various factors such as the growth and change in mix of the loan portfolio and the Comptroller of the Currency regulatory guidance. Past due loans that are not analyzed individually are pooled and evaluated by loan type. The probable loss that exists on past due loans is estimated using past loan loss experience. Historical loan charge-offs are also compared to historical past due loans by loan type. If the percentage of loan charge-offs to past due loans exceeds the migration analysis, the migration analysis percentage is adjusted to reflect the difference. All other loans are pooled by loan type and evaluated based upon past loan loss experience. Loans lacking current financial statements, national and local economic conditions and other factors are also considered in determining an adequate level for the allowance for loan losses. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged-off. Management reviews the allowance for loan losses on a regular basis to determine the adequacy of the reserve.
     The allowance for loan losses to total loans outstanding was 1.05% as of September 30, 2005 compared to 0.89% for December 31, 2004. On an annualized basis, net charge-offs (recoveries) to total average loans were 0.01% for the first nine months of 2005 and .01% for the first nine months of 2004. The ratio of non-performing loans to total loans was 1.57% ($3,102,423) for September 30, 2005 compared to 0.75% ($1,483,243) for December 31, 2004. Non-performing loans consist of loans that have been placed on nonaccrual status and loans past due over 90 days and still accruing interest.
     Premises and equipment increased $913 thousand during 2005 primarily due to the opening of a new full-service branch in the north end of Wooster, Ohio on June 30, 2005. This facility will complement our existing office in Wooster and allow us to better serve our customers in that market area.
     Total deposits decreased $4.4 million or approximately 1.8% from December 31, 2004. Non-interest bearing demand deposits decreased 6.0%, while interest bearing deposits (savings, N.O.W. accounts and time deposits) decreased by 0.8%. Non-interest bearing demand accounts will fluctuate based upon the liquidity needs of our customers. We experienced an approximate decline of $3.2 million during the first quarter of 2005, $0.2 million during the second quarter of 2005 and $1.0 million during the third quarter 2005. The level of interest rates and the interest rates offered by competitors in our market area affect time deposit and savings balances. Total shareholders’ equity decreased $538 thousand or 1.5% from December 31, 2004 due to a decrease in accumulated other comprehensive income, as a result of rising interest rates. This decrease was partially offset by growth in retained earnings.
     Statements of Cash Flows
     Net cash from operating activities for the first nine months of 2005 was $2.4 million versus $2.1 million for the first nine months of 2004. Current year’s operating activities includes originations of mortgage loans held for sale and proceeds from the sale of mortgage loans held for sale of approximately $4.6 million. Net cash from investing activities for the first nine months of 2005 was $5.5 million, compared to ($1.2) million for the first nine months of 2004. The increase was due mainly to securities activity, which was partially offset by capital expenditures. Net cash from/(used) for financing activities was ($5.1) million for the first nine months of 2005 compared to $2.7 million for the first nine months of 2004. The change was primarily due to the decrease in demand and savings deposits, partially offset by growth in time deposits. Total cash and cash equivalents increased $2.8 million during the first nine months of 2005. With total cash and cash equivalents of $20.6 million as of September 30, 2005, the Company’s liquidity ratios continue to remain favorable.
COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTH PERIODS ENDED SEPTEMBER 30, 2005 AND 2004
     Net income was $448 thousand for the three months ended September 30, 2005 or 24.6% below the same quarter of 2004. The decrease was due primarily to an increase in operating expenses.
     Interest and dividend income totaled $4.0 million or $222 thousand higher for the three-months ended 9/30/05 as compared to the same period in 2004. Interest expense was $1.1 million for the three months ended 9/30/05 or $215 thousand higher than 2004. This resulted in an increase of $7 thousand, or 0.3% in net interest income for the three-month period ended September 30, 2005 as compared to September 30, 2004. Although a slight increase, this increase was primarily due to an improvement in the net interest margin for the three- month period ended September 30, 2005 compared to the three-month period ended September 30, 2004.

The increase in net interest margin is due to shifts in loans from residential to commercial, which tend to carry higher yields and reprice more frequently.
     The provision for loan losses was $44 thousand for the three months ended September 30, 2005 compared to $45 thousand for the same period in 2004. Each quarter, management reviews the adequacy of the allowance for loan losses by reviewing the overall quality and risk profile of the Company’s loan portfolio, by reviewing specific problem credits and assessing the incurred losses based on expected cash flows or collateral values, by reviewing trends in problem loan levels, by updating loss history for the Company’s loans, by analyzing the growth and change in mix of the portfolio, and by analyzing economic trends that are believed to impact the Company’s borrowers. For the third quarter of 2005, management reviewed all of these factors to determine the quarterly provision.
     Noninterest income was $485 thousand for the three months ended September 30, 2005 or approximately 23.0% above the same period in 2004, due mainly to income realized from the implementation of our overdraft protection product. Noninterest expense was $2.9 million for the three months ended September 30, 2005 or approximately 12.9% above the same period in 2004, due to higher salaries and benefits, severance pay related to the senior management reorganization and other expenses. Additional lending and support staff has been hired to support current growth and better position the Company for future growth. Other expenses include increases in consulting fees, directors’ retirement plan, supplies, loss on disposal of fixed assets and miscellaneous expenses.
     Income tax expense was $89 thousand for the three months ended September 30, 2005 compared to $171 thousand for the three months ended September 30, 2004. The federal statutory rate for both years is 34% compared to an effective tax rate of approximately 17% for 2005 and 22% for 2004. The difference is due primarily to lower pretax income in 2005 and the impact of tax-exempt municipal investments.
     Net unrealized appreciation (depreciation) on securities available for sale was ($172) thousand for the three months ended September 30, 2005 compared to $619 thousand for the three months ended September 30, 2004. The market value of securities in the available for sale portfolio decreased during the third quarter of 2005 due to economic conditions and an increase in interest rates. Comprehensive income was $268 thousand for the three months ended September 30, 2005 compared to $1.2 million for the same period in 2004.
COMPARISON OF RESULTS OF OPERATIONS FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 2005 AND 2004
     Net income was approximately $1.4 million for the nine months ended 9/30/05 or 32.7% below the first nine months of 2004. The decrease was due primarily to a higher provision for loan losses, a decline in noninterest income, and higher operating expenses as discussed in more detail below.
     Interest and dividend income totaled $11.8 million for the nine months ended 9/30/05, an increase of $463 thousand compared to 9/30/04. Interest expense was $2.9 million for the nine months ended 9/30/05, an increase of $410 thousand. As a result, net interest income year to date increased $53 thousand or 0.6%. Year-to-date interest income increased mainly due to higher yields on earning assets, which increased from 5.62% to 5.84%. The volume of average-earning assets decreased from $278.6 million to $278.5 million. Year-to-date interest expense increased due to higher interest payout rates, which increased from 1.48% to 1.76%. Net interest rate margins were 4.45% and 4.43% for the first nine months of 2005 and 2004, respectively.
     The provision for loan losses was $337 thousand for the nine months ended September 30, 2005 compared to $178 thousand for the same period in 2004. The increase in the provision for loan losses was primarily due to a large commercial loan customer’s financial condition deteriorating during the second quarter of 2005, which resulted in an increase in the allowance for loan losses. The increase was also due to the growth in the loan portfolio and the change in the mix of the portfolio. Commercial loan volume increased during 2005, which carries higher risk than other types of loans, while real estate loan volume decreased. Net charge-offs for the nine months ended September 30, 2005 were $18 thousand compared to $14 thousand for the same period in 2004.
     Noninterest income was $1.4 million for the nine months ended September 30, 2005 or approximately 9.0% below the same period in 2004, due mainly to securities gains taken in 2004. Year-to-date security gains for 2005 were $109 thousand compared to $433 thousand in 2004. This was partially offset by the improvement in checking account fees from the implementation of the overdraft protection product.
     Noninterest expense was $8.3 million for the nine months ended September 30, 2005 or approximately 11.1% above the same period in 2004, due mainly to higher salary and employee benefits, severance pay related to the senior management reorganization, maintenance and repair, marketing and other expenses.

The increase in maintenance and repairs is a result of unexpected repairs that were needed to be completed at various branches. The increase in marketing expenses is attributed to increased marketing for the grand opening of our new Burbank Road office and for the roll out of various new products. As noted earlier, additional lending and support staff has been hired to support current growth and better position the Company for future growth. Other expenses include increases in consulting fees, directors’ retirement plan, supplies, loss on disposal of fixed assets, and miscellaneous expenses. Consultants are being utilized to help the Company meet the new regulatory requirements under Section 404 of the Sarbanes-Oxley Act.
     Income tax expense was $290 thousand for the nine months ended September 30, 2005 compared to $677 thousand for the nine months ended September 30, 2004. The federal statutory rate for both years is 34% compared to an effective tax rate of approximately 17% for 2005 and 25% for 2004. The difference is due primarily to lower pretax income in 2005 and the impact of tax-exempt municipal investments.
     Year-to-date net unrealized depreciation on securities available for sale was $794 thousand for the nine months ended September 30, 2005 compared to $486 thousand for the nine months ended September 30, 2004. The market value of securities in the available for sale portfolio decreased during 2005 and 2004 due to economic conditions and an increase in long-term rates. Comprehensive income was $534 thousand for the nine months ended September 30, 2005 compared to $1.3 million for the same period in 2004.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     Management uses an earnings simulation model to assess interest rate sensitivity, which estimates the effect on net income assuming various interest rate changes — or “rate shocks” — such as changes of plus 100 or 200 basis points. At year-end 2004, the model estimated the positive impact on net income of a 100 basis point increase in interest rates over a twelve-month period at 0.2%, or $5,000, compared to a positive impact of 3.5%, or $64,000 on September 30, 2005. A positive impact on net income of a 200 basis point increase in interest rates was estimated at 1.4%, or $42,000 on December 31, 2004 compared to a positive impact of 15.9%, or $295,000 on September 30, 2005.
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
     No changes occurred in the third quarter in the Company’s internal controls over financial reporting that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
     Item 1. Legal Proceedings — None
     Item 2. Unregistered Sales of Equity Securities and Use of Proceeds — None
     Item 3. Defaults Upon Senior Securities — None
     Item 4. Submission of Matters to a Vote of Security Holders — None
     Item 5. Other Information — None
     Item 6. Exhibits

Exhibit No.		If incorporated by Reference,
Under Reg.		Documents with Which Exhibit
S-K, Item 601	Description of Exhibits	Was Previously Filed with SEC
(3.1)	Amended Articles of Incorporation	Annual Report 10-K filed 3/26/04 File No. 000-14773

(3.2)	Code of Regulations	Annual Report 10-K filed 3/26/04 File No. 000-14773

(10.1)	Directors Defined Benefit Plan Agreement	Annual Report 10-K filed 3/29/01 File No. 000-14773

(10.2)	Special Separation Agreement entered into with Charles Dolezal and Kenneth VanSickle	Annual Report 10-K filed 3/29/01 File No. 000-14773

(10.3)	Form of Special Separation Agreement entered into with Marc Valentin	Quarterly Report 10-Q filed 11/15/04 File No. 000-14773

(11)	Computation of Earnings per Share	See Consolidated Statements of Income and Comprehensive Income, Page 4

(31.1)	Certification

(31.2)	Certification

(32)	Certification
No other exhibits are required to be filed herewith pursuant to Item 601 of Regulation S-K.

Signatures
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

National Bancshares Corporation
Date: November 9, 2005	/s/ Charles J. Dolezal
Charles J. Dolezal, President

Date: November 9, 2005	/s/ Marc Valentin
Marc Valentin, Treasurer
(Principal Financial Officer)