Form 10-K
period 2005-12-31
NATIONAL BANCSHARES CORP /OH/
filed 2006-03-24
CIK 790362

United States SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the fiscal year ended: December 31, 2005
Commission File Number: 0-14773
National Bancshares Corporation
(Exact name of registrant as specified in its charter)

Ohio	34-1518564

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
112 West Market Street, Orrville, Ohio 44667
(330) 682-1010
(Address, including zip code, and telephone number,
including area code, of registrant’s principal executive offices)
          Securities registered pursuant to section 12(b) of the Act: none
          Securities registered pursuant to section 12(g) of the Act: common stock, without par value
          Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities act. Yes ☐ No ☑
          Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☑
          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
          Large accelerated filer ☐           Accelerated filer ☐           Non-accelerated filer ☑
          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
          State the aggregate market value of the voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: based on the average of the bid and asked prices on June 30, 2005, the aggregate market value of National Bancshares Corporation stock held by non-affiliates was $59,660,830.
          Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date: National Bancshares Corporation’s only class is common stock, without par value, of which 2,234,488 shares were outstanding on March 9, 2006.
Documents Incorporated by Reference
          Portions of the registrant’s annual report to shareholders for the fiscal year ended December 31, 2005 are incorporated by reference in Part II. Portions of the registrant’s definitive proxy statements for the 2006 Annual Meeting of Shareholders are incorporated by reference in Part III of this report.

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
          Forward-looking statements are necessarily subject to many risks and uncertainties. A number of things could cause actual results to differ materially from those indicated by the forward-looking statements. These include the factors we discuss immediately below, those addressed under the caption “Financial Review,” other factors discussed elsewhere in this document or identified in our filings with the Securities and Exchange Commission, and those presented elsewhere by our management from time to time. Many of the risks and uncertainties are beyond our control. The following factors could cause our operating and financial performance to differ materially from the plans, objectives, assumptions, expectations, estimates, and intentions expressed in the forward-looking statements:
•	the strength of the United States economy in general and the strength of the local economies in which we conduct our operations; general economic conditions, either nationally or regionally, may be less favorable than we expect, resulting in a deterioration in the credit quality of our loan assets, among other things

•	the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest-rate policies of the Federal Reserve Board

•	inflation, interest rate, market, and monetary fluctuations

•	the development and acceptance of new products and services of National Bancshares and its subsidiary and the perceived overall value of these products and services by users, including the features, pricing, and quality compared to competitors’ products and services

•	the willingness of users to substitute our products and services for those of competitors

•	the impact of changes in financial services laws and regulations (including laws concerning taxes, banking, securities, and insurance)

•	changes in consumer spending and saving habits
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
          Company Milestones. National Bancshares and First National Bank’s history spans more than 120 years. Some of the milestones are:

1881	First National Bank is chartered under the name “Orrville Banking Company”

1902	the Bank’s name is changed to “Orrville National Bank”

1933	the Bank is reorganized and renamed once again, the “National Bank of Orrville”

1965	on May 12 the Bank opens its first branch, on West High Street

1968	on February 1 the Bank merges with the First National Bank of Dalton, becoming the “First National Bank Orrville-Dalton”

1969	on November 1 the Bank merges with the Bank of Mt. Eaton Company

1972	on January 1 the Farmers and Merchants Bank Company of Smithville merges with the Bank, and changes its name to “First National Bank”

1975	on July 5 the Bank opens its Midway office in Apple Creek

1978	the Bank opens a drive-through only office (Northside) in Orrville on September 18

1986	National Bancshares Corporation becomes the holding company for First National Bank on June 2

1989	the Bank enters Medina County with the purchase of its Lodi office on April 14

1994	on December 16 the Bank establishes its second Medina County office with the purchase of the Seville branch

1999	the Bank opens its Cleveland Road office in the city of Wooster on April 19

2002	the acquisition of Peoples Financial Corporation and its subsidiary, Peoples Federal Savings and Loan Association of Massillon, is completed on April 3, adding three more banking offices, our first offices in Stark County

2005	the Bank closes its MarketPlace office in the city of Massillon on May 31 and opens its Burbank Road office in the city of Wooster on June 30
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
          The April 2002 merger with Peoples Federal Savings and Loan Association of Massillon added three offices in western Stark County – all located in Massillon – to the Bank’s 11 offices in Wayne and Medina Counties. First National Bank had already been serving western Stark County, but without a branch presence. Massillon is the largest urban center in the Bank’s market, with a population of slightly more than 31,000 according to the 2004 estimate by Ohio Department of Development (www.odod.state.oh.us/research) data, followed by Wooster in Wayne County, with a population of approximately 25,000, and the city of Orrville in Wayne County, with a population just under 9,000. The total population of the Bank’s market area is estimated to be between 175,000 and 225,000, but a more precise figure is difficult to determine because the Bank’s market area does not necessarily correspond with the geographic and political boundaries employed when population data are compiled and reported. Of the counties that make up the Bank’s market area, Holmes, Medina and Wayne benefit from an unemployment rate that is less than the state average, which was 5.6% according to 2005 Ohio Department of Job and Family Services (available at lmi.state.oh.us). The unemployment rates at December 2005 are 4.8% in Medina County, 4.7% in Wayne County, and 3.6% in Holmes County. Meanwhile, Stark County has an unemployment rate of 5.9% at December 2005. Major employers in the four counties include various hospitals, the College of Wooster, JM Smucker Company, and LuK USA, LLC in Wayne County, Diebold Inc., Hoover Co., Timken, and various hospitals in Stark County, as well as local and county government employers throughout the four counties. According to the Ohio Department of Development, manufacturing industries are the dominant employers in Wayne and Holmes Counties, dominated only slightly by the services and trade industries in Stark and Medina Counties. (Ohio County Profiles, Ohio Department of Development, Office of Strategic Research, available at www.odod.state.oh.us/research).
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
          The share of deposits held by a particular banking institution relative to all other banking institutions in a particular market is not the only, but it is perhaps the most readily identifiable, indicator of the Bank’s market share generally. As a percent of all deposits held by FDIC-insured banks and savings associations in the county, according to FDIC data available on the FDIC’s website (www.fdic.gov) one institution had a market share exceeding 23% in all three counties as of June 30, 2005. Based on the FDIC’s June 30, 2005 deposit data, First National Bank had a 11.4% share of deposits in Wayne County (ranking 4th of 11 FDIC-insured institutions), 1.0% in Stark County (11th of 15), and 1.4% in Medina County (14th of 19). We have no offices in Holmes County. At the time of the April 2002 merger of Peoples Federal Savings and Loan Association of Massillon into First National Bank, with a 1.72% market share Peoples Federal ranked 9th among all FDIC-insured institutions in Stark County, its principal market area, according to the FDIC’s June 30, 2001 deposit data.
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
          The Bank’s commercial loan services include -
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
          Commercial real estate loans include commercial properties occupied by the proprietor of the business conducted on the premises, and income-producing or farm properties. Agricultural loans secured by farmland are a subset of the Bank’s commercial real estate loan products, whereas loans for agricultural production and other loans to farmers are categorized by the Bank as commercial loans (not secured by real estate). The primary risk of commercial real estate loans is loss of income of the owner or occupier of the property or the inability of the market to sustain rent levels. Although commercial and commercial real estate loans generally bear somewhat more credit risk than single-family residential mortgage loans, commercial and commercial real estate loans tend to be higher yielding, tend to have shorter terms, and commonly provide for interest-rate adjustments as prevailing rates change. Accordingly, commercial and commercial real estate loans enhance a lender’s interest rate risk management and, in management’s opinion, promote more rapid asset and income growth than a loan portfolio comprised strictly of residential real estate mortgage loans.
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
          The Bank’s consumer loans include secured and unsecured loans to individual borrowers for a variety of purposes, including personal, home improvement, revolving credit lines, autos, boats, and recreational vehicles. The Bank has minimal indirect lending activity. Unsecured consumer loans generally carry significantly higher interest rates than secured loans.
          Loans and extensions of credit to a single borrower may not exceed 15% of capital, often referred to as the “legal lending limit” or “loans-to-one-borrower limit.” But an additional margin of 10% of capital is permitted for loans fully secured by readily marketable collateral. The Bank can accommodate loan volumes exceeding the legal lending limit by selling participation interests in loans to other banks. As of December 31, 2005, the Bank’s legal lending limit for loans to a single borrower was approximately $4.3 million. The Bank’s internal policy is to maintain its credit exposure to any one borrower at less than $4.2 million.
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
          Investments – Investment securities provide a return on residual funds after lending activities. Investments may be in corporate securities, U.S. Government and agency obligations, state and local government obligations and mortgage-backed securities. The Bank generally does not invest in securities that are rated less than investment grade by a nationally recognized statistical rating organization. All securities-related activity is reported to the Bank’s board of directors. General changes in investment strategy are required to be reviewed and approved by the board. The President, the V.P. and Controller and the V.P. Operations and Asset/Liability Manager can purchase and sell securities in accordance with the Bank’s stated investment policy.
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
          Borrowings. Deposits and repayment of loan principal are the Bank’s primary sources of funds for lending activities and other general business purposes. However, when the supply of lendable funds or funds available for general business purposes cannot satisfy the demand for loans or general business purposes, the Bank can obtain funds from the Cincinnati Federal Home Loan Bank (FHLB). In addition to borrowing from the FHLB on a term-loan basis, the Bank has a line of credit with the FHLB that allows the Bank to borrow in an amount based on a percentage of the Bank’s pledged eligible mortgages. All or substantially all of the Bank’s entire mortgage loans are pledged to the FHLB. As of December 31, 2005 the Bank had additional borrowing capacity of approximately $53 million from the FHLB. Interest is payable monthly, and the line of credit is secured by a blanket pledge collateral agreement. First National Bank also has access to credit through the Federal Reserve Bank of Cleveland and other funding sources.
          Personnel – As of December 31, 2005 First National Bank had 135 full-time equivalent employees. A collective bargaining group represents none of the employees. Management considers its relations with employees to be excellent.
          Minority Ownership of a Title Insurance Agency – First National Bank owns 49% of the stock of First Kropf Title, L.L.C., a title insurance agency whose majority owner is Kropf, Wagner, Hohenberger & Lutz, L.L.P., a law firm in which a director of National Bancshares and the Bank – Mr. John W. Kropf – is an owner. In many mortgage transactions, the Bank selects the firm that will provide title insurance services, but the mortgage borrower ordinarily pays the costs. First Kropf Title, L.L.C. is not the only title insurance agency used by the Bank, but First Kropf Title, L.L.C. derives all or substantially all of its business through referrals from the Bank.

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
          Federal Deposit Insurance. The FDIC insures deposits of banks, savings banks, and savings associations, and it safeguards the safety and soundness of the banking industry. Two separate insurance funds are maintained and administered by the FDIC. In general, bank deposits are insured through the Bank Insurance Fund. Deposits in savings associations are insured through the Savings Association Insurance Fund. On February 8, 2006 legislation to reform the FDIC was signed into law by President Bush. This new law allows for the two deposit insurance funds to be merged as one fund (the new Deposit Insurance Fund) and creates provisions to increase coverage for retirement accounts from $100,000 to $250,000.
          As an FDIC-insured institution, deposits in the Bank are insured to a maximum of $100,000 per depositor. The banks are required to pay deposit insurance premium assessments to the FDIC. In general terms, each institution is assessed insurance premiums according to how much risk to the insurance fund the institution represents. Well-capitalized institutions with few supervisory concerns are assessed lower premiums than other institutions. The premium range, currently from $0.00 for the highest-rated institutions to $0.27 per $100 of domestic deposits for lowest-rated institutions.
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
          The banking agencies have also established a minimum leverage ratio of 3%, which represents Tier 1 capital as a percentage of total assets, less intangibles. However, for all but the most highly rated banks and bank holding companies, the banking agencies expect an additional margin of at least 100 to 200 basis points. At December 31, 2005, the bank was in compliance with all regulatory capital requirements. Actual and required capital amounts and ratios are presented elsewhere, specifically in Note 12 of National Bancshares Corporation’s audited financial statements for the year ended December 31, 2005.
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
ITEM 1A – RISKS FACTORS
          Success in the banking industry requires disciplined management of lending risks. There are many risks in the business of lending, including risks associated with the duration over which loans may be repaid, risks resulting from changes in economic conditions, risks inherent in dealing with individual borrowers, and risks resulting from changes in the value of loan collateral. Our credit administration function employs risk management techniques to ensure that loans adhere to corporate policy and problem loans are promptly identified. Additionally, a large percentage of our loan portfolio is secured by real estate collateral. Commercial loans to small and medium-sized businesses also represent a significant portion of our loan portfolio. The asset quality of our loan portfolio is largely dependent upon the area’s economy and real estate markets. A downturn in the local economy would adversely affect our operations and limit our future growth potential.
          Concentration of service area could negatively affect financial performance. A concentration of credit risk can arise with respect to loans and deposits. As of December 31, 2005, the Bank’s deposit and lending market area is concentrated in Wayne, Stark, Medina, and Holmes Counties in northeastern Ohio. Because of the concentration of deposits and loans in these four counties, in the event of adverse economic conditions, National Bancshares and First National Bank could experience more difficulty in attracting deposits and experience higher rates of loss and delinquency on its loans than if the loans were more geographically diversified. Adverse economic conditions in this region of Ohio may reduce demand for credit of fee-based products and could negatively affect real estate and other collateral values, interest rate levels, and the availability of credit to refinance loans at or prior to maturity.
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
          First National Bank has significant competition in both attracting and retaining deposits and in originating loans. Competition is intense in the markets First National Bank serves. It is anticipated that the competition will remain intense. First National Bank competes on price and service with other banks and financial services companies such as savings and loans, credit union, finance companies, and brokerage firms. Competition could intensify in the future as a result of industry consolidation, the increasing availability of products and services from non-banks, greater technological developments in the industry and banking reform.
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
          We do not intend at the current time to seek listing of our common stock on a securities exchange and we do not intend to seek authorization for trading of our shares on NASDAQ. SEC rules dictate corporate governance standards that the stock exchanges and NASDAQ must impose on companies desiring to list their shares for trading on the exchanges or on NASDAQ. To be listed on NASDAQ –
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
          Government regulation could restrict our ability to pay cash dividends. Dividends from the Bank are the only significant source of cash for National Bancshares. Statutory and regulatory limits could prevent the Bank from paying dividends or transferring funds to National Bancshares. As part of the acquisition of Peoples Financial Corporation in 2002, the Bank paid a special $12 million dividend to the holding company. As a result of this dividend, no additional Bank dividends to the holding company could be paid through the end of 2004 without prior regulatory approval. During 2004 the Bank requested and received regulatory approval to pay $1.5 a million dividend to the holding company. The requirement to obtain advance approval of the OCC for dividends from the Bank to the holding company lapsed in 2005. We believe that National Bancshares will be able to continue paying its regular quarterly cash dividend. However, we cannot assure you that the Bank’s profitability will continue to allow it to pay dividends to National Bancshares. We therefore cannot assure you that National Bancshares will be able to continue paying regular quarterly cash dividends.
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

		Net Book Value
Location	County	(Dollars in Thousands)

Main Office: 112 West Market Street Orrville, Ohio 44667	Wayne	$422

Branches: 12 West Main Street Dalton, Ohio 44618	Wayne	$141

1320 West High Street Orrville, Ohio 44667	Wayne	$95

4934 Kidron Road Kidron, Ohio 44636	Wayne	$267

153 East Main Street Smithville, Ohio 44677	Wayne	$71

15974 East Main Street Mt. Eaton, Ohio 44659	Wayne	$30

U.S. Route 30 at County Road 44 7227 Lincoln Way East Apple Creek, Ohio 44606	Wayne	$105

1720 North Main Street Orrville, Ohio 44667	Wayne	$80

1725 Cleveland Road Wooster, Ohio 44691	Wayne	$562

4192 Burbank Road Wooster, Ohio 44691	Wayne	$928

211 Lincoln Way East Massillon, Ohio 44646	Stark	$707

2312 Lincoln Way N.W. Massillon, Ohio 44647	Stark	$409

51 Massillon Marketplace Drive S.W. Massillon, Ohio 44646 (cash ATM only) (leased location)	Stark	$19

106 Ainsworth Street Lodi, Ohio 44254	Medina	$339

121 Greenwich Road Seville, Ohio 44667 (leased facility)	Medina	$38

          At December 31, 2005 the net book value of the Bank’s investment in premises and equipment totaled $5.2 million. The Bank’s electronic data processing functions are performed under contract with an electronic data processing services firm that performs services for financial institutions throughout the Midwest.
Item 3 – Legal Proceedings
          From time to time the Bank is involved in various legal proceedings that are incidental to its business. In the opinion of management, no current legal proceedings are material to the financial condition of National Bancshares or the Bank, either individually or in the aggregate.
Item 4 – Submission of Matters to a Vote of Security Holders
          No matters were submitted to a vote of National Bancshares’ shareholders during the fourth quarter of 2005.

Part II
Item 5 – Market for Registrant’s Common Equity and Related Stockholder Matters
          Incorporated by reference to “Price Range of Common Stock” appearing on page 49 of National Bancshares Corporation’s Annual Report 2005. National Bancshares had 949 shareholders of record as of March 2, 2006. Because National Bancshares Corporation is dependent on its Bank subsidiary for earnings and funds necessary to pay dividends, the ability of National Bancshares to pay dividends to its shareholders is subject to bank regulatory restrictions. See, “Supervision and Regulation – Limits on Bank Dividends to the Holding Company.” To provide funds to National Bancshares Corporation for the acquisition of Peoples Financial Corporation in April 2002, First National Bank obtained OCC approval to pay a $12 million special dividend to National Bancshares Corporation. As a result of that dividend, First National Bank could pay no additional cash dividends to National Bancshares Corporation through the end of 2004 without additional OCC approval. During 2004 the Bank requested and received regulatory approval to pay a $1.5 million dividend to the holding company. The requirement to obtain advance approval of the OCC for dividends from the Bank to the holding company lapsed in 2005.
          National Bancshares Corporation has no compensation plans under which equity securities are authorized for issuance. No equity securities of National Bancshares were sold by it during 2005.
Item 6 – Selected Financial Data
          Incorporated by reference to “Selected Financial Data” appearing on pages 2 and 3 of National Bancshares Corporation’s Annual Report 2005.
Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations
          Incorporated by reference to “Financial Review” appearing on pages 4 through 26 of National Bancshares Corporation’s Annual Report 2005.
Item 7A – Quantitative and Qualitative Disclosures About Market Risk
          Information concerning the interest-rate risks to which First National Bank’s assets and liabilities are exposed is contained in “Financial Review” appearing on pages 4 through 26 of National Bancshares Corporation’s Annual Report 2005.
Item 8 – Financial Statements and Supplementary Data
          The Consolidated Financial Statements and the Report of Independent Auditors are incorporated by reference to pages 27 through 47 of National Bancshares Corporation’s Annual Report 2005.
Item 9 – Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
          No changes in or disagreements with the independent accountants have occurred in the two most recent fiscal years or since the end of December 31, 2005.
Item 9A – Controls and Procedures
          With the participation of the President and the Treasurer (the principal financial officer), management carried out an evaluation of the effectiveness of the design and operation of National Bancshares’ disclosure controls and procedures as of the end of 2005. Based upon that evaluation, the President and Treasurer concluded that National Bancshares’ disclosure controls and procedures were effective (1) to ensure that information required to be disclosed by National Bancshares in reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (2) in timely alerting them to material information of National Bancshares (including First National Bank) required to be included in this annual report on Form 10-K. During the fourth quarter of 2005 there were no changes in National Bancshares’ internal controls over financial reporting that have materially affected or are reasonably likely to affect National Bancshares’ internal controls over financial reporting.

Item 9B – OTHER INFORMATION
None

Part III
Item 10 – Directors and Executive Officers of the Registrant
          Information concerning the directors of National Bancshares is incorporated by reference to pages 3 and 4 of the definitive proxy statement for the 2006 annual meeting of shareholders, filed or to be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2005. Disclosure by National Bancshares about directors’ and executive officers’ compliance with Section 16(a) of the Securities Exchange Act of 1934 appears on page 13 of the proxy statement for the 2006 annual meeting, and it is incorporated herein by reference.
The executive officers of National Bancshares are -

Name	Age	Position

Charles J. Dolezal	52	Chairman of the Board, President and Chief Executive Officer of National Bancshares Corporation and First National Bank. Mr. Dolezal has been an executive officer of National Bancshares Corporation since it was formed in 1986, and President of First National Bank since 1982

Kenneth R. VanSickle	58	Mr. VanSickle has served as Senior Vice President and Secretary of National Bancshares Corporation since April 1997. He has been a senior loan officer of First National Bank since 1986, currently serving as Senior Vice President and Chief Loan Officer

Marc Valentin	38	Mr. Valentin has served as Vice President and Treasurer of National Bancshares Corporation and Vice President and Controller of the Bank since September 2005. He has served as Vice President of Human Resources since September 2004. Mr. Valentin is the principal financial and accounting officer. Prior to joining First National, Mr. Valentin was a business unit controller for Bekaert Contours for one year, a manufacturing firm in Orrville, Ohio. Prior to that position, he was the controller for Contours, Ltd., a member of the Bekaert Group for five years.

James A. Huntsberger	44	Mr. Huntsberger has served as Vice President of Operations, A/L Management and Cashier of First National Bank since August 2005. Previously he served as asset and liability manager, internal auditor and credit analyst of First National Bank.

Tammy Starkey	41	Ms. Starkey has served as Vice President of Risk Management since August 2005. She served as internal auditor for First National Bank since 2003. Prior to joining First National Bank, Ms. Starkey was employed by Dollar Bank and National City Bank in various internal audit and branch management capacities.

Paul G. Kubiak	45	Mr. Kubiak has served as Vice President of Sales and Marketing for First National Bank since August 2005. Prior to this, he was a business development officer for the Bank since March 2004. Prior to joining the Bank, Mr. Kubiak served as Manager of Customer Service for Bekaert Contours and Contours, Ltd., a manufacturing firm in Orrville, Ohio.
          There are no family relationships among any of the executive officers.
          National Bancshares has adopted a code of business conduct and ethics covering all employees, including its principal executive, financial and accounting officers. Our code of business conduct and ethics is incorporated herewith as Exhibit 14.
          National Bancshares Corporation’s board of directors has determined that it has at least one “audit committee financial expert” serving on the Audit Committee. National Bancshares considers Director John Cook, CPA, Ph. D. to be an audit committee financial expert, based on his experience as partner in an accounting firm. Information regarding the audit committee is incorporated by reference to pages 6 and 7 of National Bancshares’ proxy statement for the 2006 annual meeting, under the caption “Audit Committee” and “Audit Committee Report.”

Item 11 – Executive Compensation
          Incorporated by reference to pages 8 through 11 of the definitive proxy statement for the 2006 annual meeting of shareholders, filed or to be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2005.
Item 12 – Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
          Incorporated by reference to page 2 of the definitive proxy statement for the 2006 annual meeting of shareholders, filed or to be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2005.
Item 13 – Certain Relationships and Related Transactions
          Incorporated by reference to pages 11 and 12 of the definitive proxy statement for the 2006 annual meeting of shareholders, filed or to be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2005.
Item 14 – Principal Accounting Fees and Services
          Incorporated by reference to pages 13 and 14 of the definitive proxy statement for the 2006 annual meeting of shareholders, filed or to be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2005.

Part IV
Item 15 – Exhibits AND Financial Statement Schedules

(a)(1)	Financial Statements
          The following financial statements are included in this document in Item 8:
•	Report of Independent Registered Public Accounting Firm

•	Consolidated Balance Sheets at December 31, 2005 and 2004

•	Consolidated Statements of Income for the Years Ended December 31, 2005, 2004, and 2003

•	Consolidated Statements of Changes in Shareholders’ Equity for the Years Ended December 31, 2005, 2004, and 2003

•	Consolidated Statements of Cash Flows for the Years Ended December 31, 2005, 2004, and 2003

•	Notes to Consolidated Financial Statements

(a)(2)	Financial Statement Schedules
          Financial Statement Schedules have been omitted because they are not applicable or the required information is shown elsewhere in the document in the Financial Statements or Notes thereto, or in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section.

(a)(3)	Exhibits
          See the list of exhibits below
(b) Exhibits Required by Item 601 of Regulation S-K

Exhibit
Number	Description	Location
3.1	Amended Articles of Incorporation	Incorporated by reference to the identically numbered exhibit to the Annual Report on Form 10-K for the fiscal year ended December 31, 2003, filed on March 26, 2004

3.2	Code of Regulations	Incorporated by reference to the identically numbered exhibit to the Annual Report on Form 10-K for the fiscal year ended December 31, 2003, filed on March 26, 2004

10.1*	Directors’ Defined Benefit Plan Agreement	Incorporated by reference to the identically numbered exhibit to the Annual Report on Form 10-K for the fiscal year ended December 31, 2000, filed on March 29, 2001

10.2*	Special Separation Agreement of Charles J. Dolezal, President and Chief Executive Officer	Incorporated by reference to the identically numbered exhibit to the Annual Report on Form 10-K for the fiscal year ended December 31, 2000, filed on March 29, 2001. One executive officer of the Company, Kenneth R. VanSickle, entered into this agreement in June 2000. Mr. Dolezal’s and Mr. Van Sickle’s agreements have a three-year term and provide for benefits equal to three-years’ pay.

10.3*	Special Separation Agreement of Marc Valentin	Incorporated by reference to the identically numbered exhibit on Form 10-Q for the quarter ended September 30, 2004, filed on November 15, 2004.

13	2005 Annual Report to Security Holders	Filed herewith

14	Code of Business Conduct and Ethics	Filed herewith

21	Subsidiaries	Filed herewith

23	Consent of Crowe Chizek and Company LLC	Filed herewith

31.1	Certification of Chief Executive Officer under Sarbanes-Oxley Act section 302	Filed herewith

(b) Exhibits Required by Item 601 of Regulation S-K (continued)

Exhibit
Number	Description	Location
31.2	Certification of Chief Financial Officer under Sarbanes-Oxley Act section 302	Filed herewith

32	Certification under Sarbanes-Oxley Act section 906	Filed herewith

*	Management contract or compensatory plan or arrangement

Signatures
          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

National Bancshares Corporation

By:	/s/ Charles J. Dolezal

Charles J. Dolezal
President and Chief Executive Officer

Date: March 24, 2006
          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Charles J. Dolezal Charles J. Dolezal President, Chief Executive Officer, and Director	March 21, 2006

/s/ Marc Valentin Marc Valentin, Vice President and Treasurer (Principal Accounting and Financial Officer)	March 21, 2006

/s/ Sara Steinbrenner Balzarini Sara Steinbrenner Balzarini, Director	March 21, 2006

/s/ John Cook, CPA, Ph. D. John Cook, CPA, Ph. D., Director	March 21, 2006

/s/ Bobbi Douglas Bobbi Douglas, Director	March 21, 2006

/s/ John W. Kropf John W. Kropf, Director	March 21, 2006

/s/ Steven Schmid Steven Schmid, Director	March 21, 2006

/s/ John E. Sprunger John E. Sprunger, Director	March 21, 2006

/s/ Howard J. Wenger Howard J. Wenger, Director	March 21, 2006

/s/ James F. Woolley James F. Woolley, Director	March 21, 2006

/s/ Albert Yeagly Albert Yeagley, Director	March 21, 2006