Form 10-Q
period 2006-03-31
NATIONAL BANCSHARES CORP /OH/
filed 2006-05-09
CIK 790362

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
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
     Large accelerated filer ☐                               Accelerated filer ☐                               Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of May 5, 2006.
Common Stock, Without Par Value: 2,234,488 Shares Outstanding

National Bancshares Corporation
Index

		Page
		Number
Part I. Financial Information

Item 1.	Financial Statements

	Consolidated Balance Sheets as of March 31, 2006 (Unaudited) and December 31, 2005	3

	Consolidated Statements of Income and Comprehensive Income for the three months ended March 31, 2006 and 2005 (Unaudited)	4

	Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2006 and 2005 (Unaudited)	5

	Notes to Consolidated Financial Statements (Unaudited)	6 - 8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9 - 11

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	11

Item 4.	Controls and Procedures	11

Part II. Other Information		12

Item 1.	Legal Proceedings – None
Item 1A.	Risk Factors
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds - None
Item 3.	Defaults Upon Senior Securities - None
Item 4.	Submission of Matters to a Vote of Security Holders
Item 5.	Other Information - None
Item 6.	Exhibits

Signatures		13

Exhibits		14 - 16

NATIONAL BANCSHARES CORPORATION
CONSOLIDATED BALANCE SHEETS (Unaudited)

	3/31/06	12/31/05
ASSETS
Cash and due from banks	$10,365,467	$10,985,160
Federal funds sold	10,435,000	8,780,000

Total cash and cash equivalents	20,800,467	19,765,160
Securities available for sale	61,296,624	60,091,913
Securities held to maturity (fair value: March 31, 2006 - $17,106,642; December 31, 2005 - $17,115,020)	16,906,977	16,917,133
Federal bank stock	3,018,950	2,987,050
Loans, net of allowance for loan losses: March 31, 2006 - $1,857,807; December 31, 2005 - $1,902,828	187,285,971	191,538,419
Premises and equipment, net	5,155,549	5,201,211
Other real estate owned	161,621	103,334
Goodwill	4,722,775	4,722,775
Identified intangible assets	1,075,118	1,136,613
Accrued interest receivable	1,690,698	1,621,306
Cash surrender value of life insurance	2,435,718	2,415,910
Other assets	740,798	380,184

	$305,291,266	$306,881,008

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Noninterest-bearing	$43,333,498	$47,143,340
Interest-bearing	201,846,228	202,344,481

Total deposits	245,179,726	249,487,821
Repurchase agreements	5,625,185	2,359,521
Federal Reserve note account	69,128	592,763
Federal Home Loan Bank advances	17,000,000	17,000,000
Accrued expenses and other liabilities	2,878,531	2,787,478

Total liabilities	270,752,570	272,227,583

Shareholders’ equity
Common stock, no par value; 6,000,000 shares authorized; 2,289,528 shares issued	11,447,640	11,447,640
Additional paid-in capital	4,689,800	4,689,800
Retained earnings	20,217,942	20,067,339
Treasury stock, at cost (55,040 shares)	(1,189,493)	(1,189,493)
Accumulated other comprehensive loss	(627,193)	(361,861)

Total shareholders’ equity	34,538,696	34,653,425

	$305,291,266	$306,881,008

See accompanying notes to consolidated financial statements.

NATIONAL BANCSHARES CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME (Unaudited)

	Three months ended
	3/31/06	3/31/05
INTEREST AND DIVIDEND INCOME:
Loans, including fees	$3,123,577	$2,887,041
Federal funds sold	75,520	8,059
Securities:
Taxable	765,529	722,401
Nontaxable	201,074	210,790

Total interest and dividend income	4,165,700	3,828,291

INTEREST EXPENSE:
Deposits	1,026,690	628,426
Short-term borrowings	25,327	13,404
Federal Home Loan Bank advances	219,033	222,439

Total interest expense	1,271,050	864,269

Net interest income	2,894,650	2,964,022
PROVISION FOR LOAN LOSSES	—	80,000

Net interest income after provision for loan losses	2,894,650	2,884,022

NONINTEREST INCOME:
Checking account fees	226,728	191,526
Visa check card interchange fees	47,136	40,158
Deposit and miscellaneous service fees	45,916	58,464
Securities gains, net	38,060	103,432
Gain (loss) on sale of loans	10,236	(15,079)
Other	65,914	70,868

Total noninterest income	433,990	449,369

NONINTEREST EXPENSE:
Salaries and employee benefits	1,429,080	1,474,075
Data processing	224,454	212,614
Marketing	129,628	67,195
Franchise tax	93,000	96,167
Depreciation — furniture and fixtures	78,289	79,896
Net occupancy	62,434	79,604
Amortization of intangibles	61,495	62,491
Telephone	60,494	54,285
Dues, subscriptions and fees	57,998	52,492
Maintenance and repairs	56,096	70,568
Stationery, printing and office supplies	46,090	43,148
Utilities	44,495	37,821
Postage, express and freight	43,083	40,664
Other	330,083	317,575

Total noninterest expense	2,716,719	2,688,595

INCOME BEFORE INCOME TAXES	611,921	644,796
Income tax expense	103,801	123,997

NET INCOME	508,120	520,799

OTHER COMPREHENSIVE INCOME (LOSS):
Unrealized depreciation in fair value of securities available for sale, net of tax	(240,212)	(906,856)
Reclassification adjustment for realized losses included in earnings, net of tax	(25,120)	(68,265)

	(265,332)	(975,121)

COMPREHENSIVE INCOME (LOSS)	$242,788	$(454,322)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	2,234,488	2,234,488

BASIC AND DILUTED EARNINGS PER COMMON SHARE	$0.23	$0.23

DIVIDENDS DECLARED PER COMMON SHARE	$0.16	$0.16

See accompanying notes to consolidated financial statements.

NATIONAL BANCSHARES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	3/31/06	3/31/05
Net Cash From Operating Activities	$448,903	$522,519

Cash Flows From Investing Activities:
Securities Available for Sale
Proceeds from Maturities and Repayments	1,092,175	1,570,186
Proceeds from Sales	278,313	1,695,607
Purchases	(2,960,312)	(1,994,545)
Capital Expenditures	(68,023)	(849,569)
Proceeds on the sale of Other Real Estate Owned	75,876	—
Net Change in Loans to Customers	4,091,959	(1,606,242)

Net Cash From Investing Activities	2,509,988	(1,184,563)

Cash Flows from Financing Activities:
Net Change in Demand and Savings Accounts	(8,965,057)	(6,390,303)
Net Change in Time Deposits	4,656,962	(468,292)
Net Change in Short-Term Borrowings	2,742,029	187,571
Proceeds from Federal Home Loan Bank Advances	—	3,000,000
Dividends Paid	(357,518)	(357,518)

Net Cash From Financing Activities	(1,923,584)	(4,028,542)

Net Change in Cash and Cash Equivalents	1,035,307	(4,690,586)

Beginning Cash and Cash Equivalents	19,765,160	17,826,454

Ending Cash and Cash Equivalents	$20,800,467	$13,135,868

Supplemental Disclosures
Cash Paid for Interest	$1,197,816	$855,023
Cash Paid for Income Taxes, net	$13,372	$320,000
Non-cash transfer from Loans to Other Real Estate Owned	$134,163	$—

National Bancshares Corporation
Notes to Consolidated Financial Statements (Unaudited)
Note 1. Basis of Presentation
     The accompanying consolidated financial statements include the accounts of National Bancshares Corporation (the “Company”) and its wholly owned subsidiary, First National Bank, Orrville, Ohio (the “Bank”). All significant intercompany transactions and balances have been eliminated. The consolidated balance sheet as of March 31, 2006, the consolidated statements of income and comprehensive income for the three-month periods ended March 31, 2006 and 2005, and the condensed consolidated statements of cash flows for the three-month periods ended March 31, 2006 and 2005 have been prepared by the Company without audit. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.
     The consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q, but do not include all the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. These statements should be read in conjunction with the consolidated financial statements and footnotes in the Company’s annual report on Form 10-K for the year ended December 31, 2005. Operating results for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.
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
(Dollars in thousands)

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
March 31, 2006	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital to risk- weighted assets
Consolidated	$31,216	14.78%	$16,899	8.00%	$21,123	N/A
Bank	29,770	14.09	16,899	8.00	21,123	10.00%

Tier 1 capital to risk- weighted assets
Consolidated	29,358	13.90	8,449	4.00	12,674	N/A
Bank	27,913	13.21	8,449	4.00	12,674	6.00

Tier 1 capital to average assets
Consolidated	29,358	9.93	11,821	4.00	14,776	N/A
Bank	27,913	9.45	11,821	4.00	14,776	5.00

(Dollars in thousands)

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
December 31, 2005	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital to risk- weighted assets
Consolidated	$31,051	14.45%	$17,187	8.00%	$21,483	N/A
Bank	29,261	13.62	17,184	8.00	21,480	10.00%

Tier 1 capital to risk- weighted assets
Consolidated	29,148	13.57	8,593	4.00	12,890	N/A
Bank	27,358	12.74	8,592	4.00	12,888	6.00

Tier 1 capital to average assets
Consolidated	29,148	9.76	11,943	4.00	14,929	N/A
Bank	27,358	9.16	11,941	4.00	14,927	5.00
Note 3. Loans
Loans at March 31, 2006 and December 31, 2005 were as follows:

	3/31/06	12/31/05
Collateralized by real estate:
Commercial	45,664,999	47,638,035
Residential	88,823,684	91,591,798
Home Equity	19,136,364	19,044,581
Construction	8,127,383	6,440,000

	161,752,430	164,714,414

Other:
Consumer	6,209,216	6,205,096
Commercial	18,614,563	20,045,739
Credit Cards	1,337,602	1,405,708
Other	1,713,376	1,565,995

	189,627,187	193,936,952
Unearned and deferred income	(483,409)	(495,705)
Allowance for loan losses	(1,857,807)	(1,902,828)

Total	187,285,971	191,538,419

The activity in the allowance for loan losses for the first three months of 2006 and 2005 was as follows:

	2006	2005
Beginning balance	$1,902,828	$1,763,298
Provision for loan losses	—	80,000
Loans charged-off	(48,124)	(11,997)
Recoveries	3,103	1,640

Ending balance	$1,857,807	$1,832,941

Impaired loans at March 31, 2006 and December 31, 2005 were as follows:

	3/31/06	12/31/05
Loans with no allocated allowance for loan losses	$110,986	$—
Loans with allocated allowance for loan losses	1,067,791	1,177,688
Amount of the allowance for loan losses allocated	409,918	273,438

	3/31/06	3/31/05
Average of impaired loans during the first three months of 2006 and 2005	$1,060,735	$699,990
Interest income recognized during impairment	7,081	—
Cash-basis interest income recognized	7,081	—
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
     FINANCIAL CONDITION
     Balance Sheets
     Total assets decreased $1.6 million or 0.5% from December 31, 2005 principally due to the decrease in total deposits and a slowing in demand for loans. Total securities increased $1.2 million or 1.6% from December 31, 2005 mainly due to loan payoffs during the first three months of 2006. Federal funds sold were $10.4 million at March 31, 2006, representing overnight funds available for loan demand or deposit withdrawals. Net loans decreased $4.3 million or 2.2% from December 31, 2005. Commercial loans decreased $1.4 million, residential real estate mortgages decreased $2.8 million and commercial real estate loans decreased $2.0 million. Meanwhile, construction loans increased by $1.7 million, as a result of increased demand for these loans. The decrease in residential real estate mortgages is due to the sale of approximately $2.0 million in fixed rate mortgages and principal paydowns. The decrease in both the commercial loans and commercial real estate loans is attributed to a combination of loan payoff and our competition pricing loans below our pricing. Management believes there is ample loan opportunities in the markets we serve, however, we are cautious of providing too low of pricing and compromising our credit standards.
     The allowance for loan losses is a valuation allowance for probable incurred credit losses, increased by the provision for loan losses and decreased by charge-offs less recoveries. Management estimates the allowance balance required using the following methodology. All problem, past due and non-performing loans are closely monitored and analyzed by management on a regular basis. Management assigns a classification rating to these loans based on information about specific borrower situations and estimated collateral values. Management determines the loss that exists on each significant problem, past due and non-performing loan. Problem loans that are not analyzed individually are assigned a provision based upon a historical migration analysis. The migration analysis identifies the percentage of problem loans that have historically been ultimately charged-off. The migration percentages are reviewed and adjusted by management to reflect various factors such as the growth and change in mix of the loan portfolio and the Comptroller of the Currency regulatory guidance. Past due loans that are not analyzed individually are pooled and evaluated by loan type. The probable loss that exists on past due loans is estimated using past loan loss experience. Historical loan charge-offs are also compared to historical past due loans by loan type. All other loans are pooled by loan type and evaluated based upon past loan loss experience. Loans lacking current financial statements, national and local economic conditions and other factors are also considered in determining an adequate level for the allowance for loan losses. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged-off. Management reviews the allowance for loan losses on a regular basis to determine the adequacy of the allowance.
     The allowance for loan losses to total loans outstanding was 0.98% as of March 31, 2006 and 0.98% for December 31, 2005. On an annualized basis, net charge-offs (recoveries) to total average loans were 0.09% for the first three months of 2006 and 0.02% for the first three months of 2005. The ratio of non-performing loans to total loans was 0.66% ($1,244,693) for March 31, 2006 compared to 1.20% ($2,324,484) for December 31, 2005. Non-performing loans consist of loans that have been placed on nonaccrual status and loans past due over 90 days and still accruing interest.

     Total deposits decreased $4.3 million or approximately 1.7% from December 31, 2005. Noninterest-bearing demand accounts decreased $3.8 million or 8.1%, savings and N.O.W. accounts decreased $5.2 million or 2.4% and time deposits increased $4.7 million or 5.9%. Noninterest-bearing demand accounts will fluctuate based upon the liquidity needs of our customers. Historically, there has been fluctuation in the level of these accounts during first quarter due to customers paying taxes and/or reducing debt. Compounding this even further, as interest rates increase, more and more customers move funds from noninterest-bearing accounts to interest-bearing accounts, specifically time deposits. Regarding the decrease in savings and N.O.W accounts, much of this money has moved to time deposits and repurchase agreements, while some of this money has left the bank to be utilized in investments realizing higher earnings than a savings, N.O.W or time deposit account. The increase in time deposits is attributed to market driven rates. Recently, the Bank has been offering very competitive short-term time deposits. The increase in repurchase agreements of $3.3 million or 138.4% is primarily attributable to one commercial customer moving funds from savings to a sweep account. Total shareholders’ equity decreased $115 thousand or 0.3% from December 31, 2005 due mainly to a decrease in accumulated other comprehensive income.
     Statements of Cash Flows
     Net cash from operating activities for the first three months of 2006 was $449 thousand compared to $523 thousand for the first three months of 2005. The decrease was due primarily to changes in other assets and liabilities. Current year’s operating activities includes originations of mortgage loans held for sale and proceeds from the sale of mortgage loans held for sale of approximately $2.0 million. Net cash from investing activities for the first three months of 2006 was $2.5 million, compared to ($1.2) million for the first three months of 2005. The increase is due to the net decrease in loans to customers, which was partially offset by the purchases of various investment securities. Net cash from financing activities was ($1.9) million for the first three months of 2006 compared to ($4.0) million for the first three months of 2005. The change was primarily due to the net change in demand and savings, offset by growth in time deposits and proceeds from Federal Loan Home Bank advances. Total cash and cash equivalents increased $1.0 million during the first three months of 2006. With total cash and cash equivalents of $20.8 million as of March 31, 2006, the Company’s liquidity ratios continue to remain favorable.
     COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2006 AND 2005
     Net income was $508 thousand for the three months ended March 31, 2006. When compared to the same period for 2005, net income was $13 thousand or 2.4% below the quarter ending March 31, 2005. The decrease is due to the combination of decreased non-interest income and increased non-interest expenses.
     Interest and dividend income totaled $4.2 million or $337 thousand higher for the three-months ended March 31, 2006 as compared to the same period in 2005. Interest expense was $1.3 million for the three months ended March 31, 2006 or $407 thousand higher than 2005. This resulted in a decrease of $69 thousand, or 2.3% in net interest income for the three-month period ended March 31, 2006 as compared to March 31, 2005. This decrease is due to deposit mix and the effect of rising interests rates on the deposit products. As a result, net interest margin declined from 4.45% to 4.37% as of March 31, 2005 and March 31, 2006.
     There was no provision for loan losses for the three months ended March 31, 2006 compared to $80 thousand for the same period in 2005. Although the portion of the provision that is directly associated with classified loans has increased since December 31, 2005, the need to increase the balance of the allowance for loan losses was negated by a decline in our loan portfolio. Commercial loan volume decreased during the first quarter of 2006. This category carries a higher risk than other types of loans. Additionally, real estate loan volume declined during the first quarter of 2006. Non-performing loans also decreased during the first quarter of 2006 compared to the first quarter of 2005. Each quarter, management reviews the adequacy of the allowance for loan losses by reviewing the overall quality and risk profile of the Company’s loan portfolio, by reviewing specific problem credits and assessing the incurred losses based on expected cash flows or collateral values, by reviewing trends in problem loan levels, by updating loss history for the Company’s loans, by analyzing the growth and change in mix of the portfolio, and by analyzing economic trends that are believed to impact the Company’s borrowers. For the first quarter of 2006, management reviewed all of these factors and determined the quarterly allowance for loan losses was adequate, without any additional provision.

     Noninterest income was $434 thousand for the three months ended March 31, 2006 or approximately $15 thousand or 3.4% below the same period in 2005, due mainly to the securities gains recognized during the first quarter of 2005. Benefiting noninterest income during first quarter 2006 is the positive results of implementing an overdraft protection service in April 2005 and accordingly is included in the checking account fees. Noninterest expense was $2.7 million for the three months ended March 31, 2006 or approximately $28 thousand or 1.0% above the same period in 2005, due to increased marketing, data processing and other expenses. Marketing expenses have increased due to a concerted effort to increase brand and product identity within the markets the Bank serves. Data processing expenses have increased due to increased volume of the number customer deposit accounts, when compared to first quarter 2005. Other expenses include increases in consulting fees, due to strategic planning, in sundry charge-offs, due to overdraft protection charge-offs, and in software license & maintenance fees, due to timing of purchases from various software vendors.
     Net unrealized depreciation on securities available for sale was $265 thousand for the three months ended March 31, 2006 compared to $975 thousand for the three months ended March 31, 2005. The market value of securities in the available for sale portfolio decreased during the first quarter of 2006 due to economic conditions and an increase in interest rates. Comprehensive income was $243 thousand for the three months ended March 31, 2006 compared to ($0.5) million for the same period in 2005.
     Statement of Financial Accounting Standards Board (SFAS) No. 123, Revised, requires companies to record compensation cost for stock options provided to employees in return for employment services. The Bank does not offer this type of compensation to employees, thus there will be no effect of this pronouncement.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     Management uses an earnings simulation model to assess interest rate sensitivity, which estimates the effect on net income assuming various interest rate changes — or “rate shocks” — such as changes of plus 100 or 200 basis points. At year-end 2005, the model estimated the positive impact on net income of a 100 basis point increase in interest rates over a twelve-month period at 0.8%, compared to a negative impact of 3.7% on March 31, 2006. A positive impact on net income of a 200 basis point increase in interest rates was estimated at 10.6% on December 31, 2005 compared to a negative impact of 3.7% on March 31, 2006. In both the 100 and 200 basis “rate shocks”, the unfavorable variance from December 31, 2005 is a result of our short-term assets repricing quicker then short-term liabilities. Specifically, this is due to a decline in loans and a change in mix of the composition of fixed versus variable rate loans.
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

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings — None

Item 1A.	Risk Factors — There have been no significant changes in the Company’s risk factors as outlined in the Company’s Form 10-K for the period ending December 31, 2005.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds — None

Item 3.	Defaults Upon Senior Securities — None

Item 4.	Submission of Matters to a Vote of Security Holders – Notice of Annual Meeting of Shareholders and proxy statement dated March 23, 2006 was previously filed with the SEC on March 23, 2006.

Item 5.	Other Information — None

Item 6.	Exhibits

Exhibit No.		If incorporated by Reference,
Under Reg.		Documents with Which Exhibit
S-K, Item 601	Description of Exhibits	Was Previously Filed with SEC
(3.1)	Amended Articles of Incorporation	Annual Report 10-K filed 3/26/04 File No. 000-14773

(3.2)	Code of Regulations	Annual Report 10-K filed 3/26/04 File No. 000-14773

(10.1)	Directors Defined Benefit Plan Agreement	Annual Report 10-K filed 3/29/01 File No. 000-14773

(10.2)	Special Separation Agreement entered into with Charles Dolezal and Kenneth VanSickle	Annual Report 10-K filed 3/29/01 File No. 000-14773

(10.3)	Form of Special Separation Agreement entered into with Marc Valentin	Quarterly Report 10-Q filed 11/15/04 File No. 000-14773

(11)	Computation of Earnings per Share	See Consolidated Statements of Income and Comprehensive Income, Page 4

(31.1)	Certification

(31.2)	Certification

(32)	Certification
No other exhibits are required to be filed herewith pursuant to Item 601 of Regulation S-K.

Signatures
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

National Bancshares Corporation

Date: May 9, 2006	/s/ Charles J. Dolezal

Charles J. Dolezal, President

Date: May 9, 2006	/s/ Marc Valentin

Marc Valentin, Treasurer
(Principal Financial Officer)