Form 10-Q
period 2006-06-30
NATIONAL BANCSHARES CORP /OH/
filed 2006-08-14
CIK 790362

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 0-14773
NATIONAL BANCSHARES CORPORATION
exact name of registrant as specified in its charter

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
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of August 5, 2006.
Common Stock, Without Par Value: 2,234,488 Shares Outstanding

National Bancshares Corporation

NATIONAL BANCSHARES CORPORATION
CONSOLIDATED BALANCE SHEETS (Unaudited)

	6/30/06	12/31/05
ASSETS
Cash and due from banks	$9,872,781	$10,985,160
Federal funds sold	5,230,000	8,780,000

Total cash and cash equivalents	15,102,781	19,765,160
Securities available for sale	65,767,433	60,091,913
Securities held to maturity (fair value: June 30, 2006 — $16,928,352; December 31, 2005 — $17,115,020)	16,888,358	16,917,133
Federal bank stock	3,051,650	2,987,050
Loans held for sale	160,900	—
Loans, net of allowance for loan losses: June 30, 2006 — $1,878,683; December 31, 2005 — $1,902,828	186,058,277	191,538,419
Premises and equipment, net	5,167,474	5,201,211
Other real estate owned	133,018	103,334
Goodwill	4,722,775	4,722,775
Identified intangible assets	1,013,624	1,136,613
Accrued interest receivable	1,658,257	1,621,306
Cash surrender value of life insurance	2,455,431	2,415,910
Other assets	1,173,418	380,184

	$303,353,396	$306,881,008

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Noninterest-bearing	$44,234,393	$47,143,340
Interest-bearing	202,448,797	202,344,481

Total deposits	246,683,190	249,487,821
Repurchase agreements	4,961,694	2,359,521
Federal Reserve note account	92,687	592,763
Federal Home Loan Bank advances	15,000,000	17,000,000
Accrued expenses and other liabilities	2,814,783	2,787,478

Total liabilities	269,552,354	272,227,583

Shareholders’ Equity
Common stock, no par value; 6,000,000 shares authorized; 2,289,528 shares issued	11,447,640	11,447,640
Additional paid-in capital	4,689,800	4,689,800
Retained earnings	20,019,363	20,067,339
Treasury stock, at cost (55,040 shares)	(1,189,493)	(1,189,493)
Accumulated other comprehensive loss	(1,166,268)	(361,861)

Total shareholders’ equity	33,801,042	34,653,425

	$303,353,396	$306,881,008

See accompanying notes to consolidated financial statements.

NATIONAL BANCSHARES CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME (Unaudited)

	Three months ended		Six months ended
	6/30/06	6/30/05	6/30/06	6/30/05
INTEREST AND DIVIDEND INCOME:
Loans, including fees	$3,035,826	$3,025,318	$6,159,403	$5,912,359
Federal funds sold	120,251	39,611	195,771	47,670
Securities:
Taxable	829,302	698,664	1,594,831	1,421,065
Nontaxable	201,408	211,955	402,482	422,745

Total interest and dividend income	4,186,787	3,975,548	8,352,487	7,803,839

INTEREST EXPENSE:
Deposits	1,206,176	720,170	2,232,866	1,348,596
Short-term borrowings	54,936	17,746	80,263	31,150
Federal Home Loan Bank advances	204,579	224,874	423,612	447,313

Total interest expense	1,465,691	962,790	2,736,741	1,827,059

Net interest income	2,721,096	3,012,758	5,615,746	5,976,780
PROVISION FOR LOAN LOSSES	—	212,500	—	292,500

Net interest income after provision for loan losses	2,721,096	2,800,258	5,615,746	5,684,280

NONINTEREST INCOME:
Checking account fees	259,570	243,847	486,298	435,373
Visa check card interchange fees	48,300	44,505	95,436	84,663
Loss on sale of other real estate owned	(28,602)	—	(28,602)	—
Deposit and miscellaneous service fees	43,704	45,718	89,620	104,182
Securities gains (loss), net	38	(6,895)	38,098	96,537
Gain (loss) on sale of loans	(6,307)	37,059	3,929	21,980
Other	61,368	69,616	127,282	140,484

Total noninterest income	378,071	433,850	812,061	883,219

NONINTEREST EXPENSE:
Salaries and employee benefits	1,505,199	1,429,787	2,934,279	2,903,862
Data processing	226,864	218,688	451,318	431,302
Marketing	218,648	60,555	348,276	127,750
Franchise tax	93,000	93,083	186,000	189,250
Maintenance and repairs	102,257	85,831	158,353	156,399
Depreciation — furniture and fixtures	71,044	80,791	149,333	160,687
Director fees and pension	69,658	68,125	133,790	134,175
Net occupancy	62,975	81,661	125,409	161,265
Amortization of intangibles	61,495	62,491	122,989	124,982
Telephone	59,076	54,625	119,570	108,910
Stationary, printing and office supplies	70,825	60,113	116,915	103,261
Dues, subscriptions and fees	52,688	44,110	110,686	96,602
Postage, express and freight	41,946	41,412	85,029	82,076
Utilities	32,134	26,966	76,629	64,787
Consulting fees	43,353	48,540	75,576	89,540
Equipment service & rental	35,445	26,755	65,945	57,773
Other	229,953	241,441	433,182	420,948

Total noninterest expense	2,976,560	2,724,974	5,693,279	5,413,569

INCOME BEFORE INCOME TAXES	122,607	509,134	734,528	1,153,930
Income tax expense (benefit)	(36,333)	77,195	67,468	201,192

NET INCOME	158,940	431,939	667,060	952,738

OTHER COMPREHENSIVE INCOME (LOSS):
Unrealized appreciation (depreciation) in fair value of securities available for sale, net of tax	(539,050)	284,100	(779,262)	(622,756)
Reclassification adjustment for realized (gains) losses included in earnings, net of tax	(25)	4,551	(25,145)	(63,714)

	(539,075)	288,651	(804,407)	(686,470)

COMPREHENSIVE INCOME (LOSS)	$(380,135)	$720,590	$(137,347)	$266,268

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	2,234,488	2,234,488	2,234,488	2,234,488

BASIC AND DILUTED EARNINGS PER COMMON SHARE	$0.07	$0.19	$0.30	$0.43

DIVIDENDS DECLARED PER COMMON SHARE	$0.16	$0.16	$0.32	$0.32

See accompanying notes to consolidated financial statements.

NATIONAL BANCSHARES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	6/30/06	6/30/05
Net Cash From Operating Activities	$341,762	$1,435,855

Cash Flows From Investing Activities:
Securities Held to Maturity
Proceeds from Maturities and Repayments	8,700	158,200
Purchases	—	(799,590)
Securities Available for Sale
Proceeds from Maturities and Repayments	2,421,482	3,481,621
Proceeds from Sales	278,351	15,895,986
Purchases	(9,590,940)	(9,142,545)
Capital Expenditures	(79,948)	(1,111,563)
Proceeds on the sale of Other Real Estate Owned	75,876	—
Net Change in Loans to Customers	5,299,908	(2,643,716)

Net Cash From Investing Activities	(1,586,571)	5,838,393

Cash Flows from Financing Activities:
Net Change in Demand and Savings Accounts	(11,619,078)	(5,372,502)
Net Change in Time Deposits	8,814,447	1,912,918
Net Change in Short-Term Borrowings	2,102,097	(344,031)
Repayments on Federal Home Loan Bank Advances	(2,000,000)	—
Dividends Paid	(715,036)	(715,035)

Net Cash From Financing Activities	(3,417,570)	(4,518,650)

Net Change in Cash and Cash Equivalents	(4,662,379)	2,755,598

Beginning Cash and Cash Equivalents	19,765,160	17,826,454

Ending Cash and Cash Equivalents	$15,102,781	$20,582,052

Supplemental Disclosures
Cash Paid for Interest	$2,592,973	$1,759,296
Cash Paid for Income Taxes	$332,372	$455,000
Non-cash transfer of Other Real Estate Owned	$134,163	$—
See accompanying notes to consolidated financial statements.

National Bancshares Corporation
Notes to Consolidated Financial Statements (Unaudited)
Note 1. Basis of Presentation
     The accompanying consolidated financial statements include the accounts of National Bancshares Corporation (the “Company”) and its wholly owned subsidiary, First National Bank, Orrville, Ohio (the “Bank”). All significant intercompany transactions and balances have been eliminated. The consolidated balance sheet as of June 30, 2006, the consolidated statements of income and comprehensive income for the three and six-month periods ended June 30, 2006 and 2005, and the condensed consolidated statements of cash flows for the six-month periods ended June 30, 2006 and 2005 have been prepared by the Company without audit. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.
     The consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q, but do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These statements should be read in conjunction with the consolidated financial statements and footnotes in the Company’s annual report on Form 10-K for the year ended December 31, 2005. Operating results for the six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.
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

					To Be Well Capitalized
			For Capital		Under Prompt Corrective
June 30, 2006	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital to risk—weighted assets
Consolidated	$31,100	14.69%	$16,935	8.00%	N/A	N/A
Bank	30,032	14.19%	16,935	8.00%	$21,169	10.00%
Tier 1 (core) capital to risk—weighted assets
Consolidated	29,222	13.80%	8,467	4.00%	N/A	N/A
Bank	28,154	13.30%	8,467	4.00%	12,701	6.00%
Tier 1 (core) capital to average assets
Consolidated	29,222	9.82%	11,905	4.00%	N/A	N/A
Bank	28,154	9.46%	11,905	4.00%	14,882	5.00%

					To Be Well Capitalized
			For Capital		Under Prompt Corrective
December 31, 2005	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital to risk-weighted assets
Consolidated	$31,051	14.45%	$17,187	8.00%	N/A	N/A
Bank	29,261	13.62%	17,184	8.00%	$21,480	10.00%
Tier 1 (core) capital to risk-weighted assets
Consolidated	29,148	13.57%	8,593	4.00%	N/A	N/A
Bank	27,358	12.74%	8,592	4.00%	12,888	6.00%
Tier 1 (core) capital to average assets
Consolidated	29,148	9.76%	11,943	4.00%	N/A	N/A
Bank	27,358	9.16%	11,941	4.00%	14,927	5.00%
Note 3. Loans
Loans at June 30, 2006 and December 31, 2005 were as follows:

	6/30/06	12/31/05
Collateralized by real estate:
Commercial	44,685,878	47,638,035
Residential	87,101,289	91,591,798
Home Equity	19,843,447	19,044,581
Construction	7,677,989	6,440,000

	159,308,603	164,714,414

Other:
Consumer	6,662,438	6,205,096
Commercial	19,047,541	20,045,739
Credit Cards	1,419,147	1,405,708
Other	1,983,039	1,565,995

	188,420,768	193,936,952
Unearned and deferred income	(483,808)	(495,705)
Allowance for loan losses	(1,878,683)	(1,902,828)

Total	186,058,277	191,538,419

The activity in the allowance for loan losses for the first six months of 2006 and 2005 was as follows:

	2006	2005
Beginning balance	$1,902,828	$1,763,298
Provision for loan losses	—	292,500
Loans charged-off	(85,121)	(23,493)
Recoveries	60,976	4,406

Ending balance	$1,878,683	$2,036,711

Impaired loans at June 30, 2006 and December 31, 2005 were as follows:

	6/30/06	12/31/05
Loans with no allocated allowance for loan losses	$—	$—
Loans with allocated allowance for loan losses	385,219	1,177,688
Amount of the allowance for loan losses allocated	138,680	273,438

	6/30/06	6/30/05
Average of impaired loans during the first six months of 2006 and 2005	$952,696	$429,565
Interest income recognized during impairment	3,443	—
Cash-basis interest income recognized	3,443	—

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
     This Form 10-Q contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995. The Company cautions that any forward-looking statements contained in this report, in a report incorporated by reference to this report or made by management of the Company, involve risk and uncertainties, and are subject to change based on various important factors. When used herein, the terms “anticipates,” “plans,” “expects,” “believes,” and similar expressions as they relate to the Company or its management are intended to identify such forward looking statements. Actual results could differ materially from those expressed or implied. Risks and uncertainties that could cause or contribute to such material differences include, but are not limited to, general economic conditions, interest rate environment, competitive conditions in the financial services industry, changes in law, governmental policies and regulations, and rapidly changing technology affecting financial services. The Company disclaims any obligation to update or revise any forward-looking statements based on the occurrence of future events, the receipt of new information, or otherwise.
     FINANCIAL CONDITION
     Balance Sheets
     Total assets decreased $3.5 million or 1.1% from December 31, 2005 principally due to the decrease in total deposits and payoff of Federal Home Loan Bank advances. Total securities increased by $5.6 million or 7.3% from December 31, 2005 mainly due to loan payoffs during the first half of 2006 and the sale of fixed rate mortgages to secondary markets. Federal funds sold were $5.2 million at June 30, 2006, representing overnight funds available for loan demand or deposit withdrawals. Federal funds sold has declined $3.6 million or 40.4% from December 31, 2005 due to purchasing securities available for sale that result in a greater return than Federal funds sold.
     Net loans decreased by $5.5 million or 2.9% from December 31, 2005. Commercial real estate loans decreased $3.0 million, residential real estate mortgages decreased $4.5 million and commercial loans decreased $1.0 million. The decrease in both the commercial loans and commercial real estate loans is attributed to a combination of loan payoff and our competition offering attractive loan pricing. Management continues to believe there is ample loan opportunity in the markets we serve, however, we are cautious of providing too low of pricing and compromising our credit standards and net interest margin. The decrease in residential real estate mortgages is due to principal pay downs and a large decline in originations due to the increase in mortgage interest rates. Meanwhile, construction loans increased by $1.2 million, home equity increased by $799 thousand, consumer loans increased $457 thousand and other loans increase $417 thousand. The increase in construction loans is due to demand for this type of loan and the increase in home equity loans was the result of a favorable spring promotion.
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
     The allowance for loan losses to total loans outstanding was 1.00% as of June 30, 2006 compared to 0.98% for December 31, 2005. On an annualized basis, net charge-offs (recoveries) to total average loans were 0.02% for the first six months of 2006 and 0.02% for the first six months of 2005. The ratio of non-performing loans to total loans was 1.29% ($2,420,347) for June 30, 2006 compared to 1.20% ($2,324,484) for December 31, 2005. Non-performing loans consist of loans that have been placed on nonaccrual status and loans past due over 90 days and still accruing interest.
     Other assets increased $793 thousand or 208.6% from December 31, 2005. This increase is primarily attributed to the deferred tax impact of the increase in unrealized losses on available for sale investments.
     Total deposits decreased $2.8 million or 1.1% from December 31, 2005. Noninterest-bearing demand accounts decreased by $2.9 million or 6.2%, while savings and NOW accounts decreased $8.7 million or 7.0%, and time deposits increased $8.8 million or 11.3%. Noninterest-bearing demand accounts will fluctuate based upon the liquidity needs of our customers. Historically, there has been fluctuation in the level of these accounts during first half of the year due to customers paying taxes and/or reducing debt. During the first quarter 2006, non-interest bearing demand accounts decreased $3.8 million, while in the second quarter these accounts increased $0.9 million. Regarding the decrease in savings and NOW accounts, although NOW increased by $4.5 million, passbook and statement savings accounts decreased by $13.2 million. The decrease in passbook and statement savings is due to money that moved to time deposits, NOW accounts, and repurchase agreements. The increase in time deposits is attributed to market driven rates. Recently, the Bank has been offering very competitive short-term time deposits, including a special 125-day certificate of deposit and a twelve month certificate of deposit. The increase in repurchase agreements of $2.6 million or 110.3% is primarily attributable to one commercial customer moving funds from savings to a sweep account.
     The Federal Reserve note account decreased $500 thousand or 84.4% from December 31, 2005. This decrease is the result of timing of calls by the Federal Reserve Bank. These funds represent treasury, tax and loan deposits.
     The Federal Home Loan Bank advances decreased by $2.0 million or 11.8% from December 31, 2005. The decrease is attributed to the payoff of various Federal Home Loan bank advances during the second quarter of 2006. The payoffs were a result of the Federal Home Loan bank electing to convert these loans to a variable rate of interest. As a result, the Bank was able to repay the borrowings without incurring a prepayment penalty.
     Total shareholders’ equity decreased $852 thousand or 2.5% from December 31, 2005 due mainly to a decrease in accumulated other comprehensive loss.
     Statements of Cash Flows
     Net cash from operating activities for the first six months of 2006 was $342 thousand compared to $1.4 million for the first six months of 2005. Although the current year’s operating activities includes originations of mortgage loans held for sale and proceeds from the sale of mortgage loans held for sale of approximately $3.0 million, the decrease net cash from operating activity versus prior year was due to changes in other assets and liabilities. Net cash from investing activities for the first six months of 2006 was ($1.6) million, compared to $5.8 million for the first six months of 2005. The decrease is due to the purchases of various investment securities. Net cash used for financing activities was ($3.4) million for the first six months of 2006 compared to ($4.5) million for the first six months of 2005. The change was primarily due to the net change in demand and savings and repayments on Federal Home Loan Advances, offset by growth in time deposits. Total cash and cash equivalents decreased $4.7 million during the first six months of 2006. With total cash and cash equivalents of $15.1 million as of June 30, 2006, the Company’s liquidity ratios continue to remain favorable.
COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTH PERIODS ENDED JUNE 30, 2006 AND 2005
     Net income was $159 thousand for the three months ended June 30, 2006 or 63.2% below the same quarter of 2005. The decrease was due primarily to a decline in the Bank’s loan portfolio and the related fees, an increase in the Bank’s cost of funds and the effect of increased non-interest expenses.
     Interest and dividend income totaled $4.2 million, which reflects an increase of $211 thousand or 5.3% for the three-months ended June 30, 2006 as compared to the same period in 2005. The increase is primarily attributed to an increase of earned interest related to US government agency and corporate investment securities, and an increase in interest earned on home equity loans. These two categories increased 94.0% and 26.6%, respectively, for the three-months ended June 30, 2006 as compared to the same period in 2005. However, offsetting part of this increase was the reversal of $145 thousand in interest income related to non-accrual loans. During the 2nd quarter of 2006, management, in conjunction with guidance from the OCC, corrected an immaterial accounting issue related to the recognition of interest income associated with certain non-accrual loans. In prior periods, when non-accrual loans had improved sufficiently to be reinstated as accrual loans, payments made during the prior nonaccrual period were re-evaluated and applied to interest income. Regulatory guidance suggests that these payments should be applied to loan principal reduction. Approximately $83 thousand of this reversal was attributable to 2005 with $37 thousand and $25 thousand attributable to the first and second quarters of 2006, respectively. Management evaluated the impact of this accounting issue and concluded the impact was not material to prior quarterly or annual periods. Accordingly, an adjustment was recorded in the second quarter of 2006 to correct the cumulative impact of this issue.
     Interest expense was $1.5 million for the three-months ended June 30, 2006 or 52.2% higher than 2005. When comparing June 30, 2006 to June 30, 2005, interest on certificate of deposits increased by $308 thousand or 71.1%, while interest on NOW accounts increased by $122 thousand or 147.3%. In both cases, the increases are primarily a result of rising interest rates, customers moving funds from lower interest earning deposit accounts and a result of competition for deposits in our market area.
     As a result of the above, the Bank experienced a decrease of $292 thousand, or 9.7% in net interest income for the three-month period ended June 30, 2006 as compared to June 30, 2005.
     There was no provision for loan losses for the three months ended June 30, 2006 compared to $213 thousand for the same period in 2005. The portion of the provision that is directly associated with classified loans has increased slightly since December 31, 2005, however the need to increase the balance of the allowance for loan losses was negated by a decline in the balance of our loan portfolio. Commercial loan volume decreased during the second quarter of 2006. This category carries a higher risk than other types of loans. Additionally, real estate loan volume declined during the second quarter of 2006. Non-performing loans also decreased during the second quarter of 2006 compared to the second quarter of 2005 from 1.48% of loans to 1.29% of loans. During the first half of 2005, nonperforming loans increased from 0.75% of loans to 1.48% of loans. Each quarter, management reviews the adequacy of the allowance for loan losses by reviewing the overall quality and risk profile of the Company’s loan portfolio, by reviewing specific problem credits and assessing the incurred losses based on expected cash flows or collateral values, by reviewing trends in problem loan levels, by updating loss history for the Company’s loans, by analyzing the growth and change in mix of the portfolio, and by analyzing economic trends that are believed to impact the Company’s borrowers. For the second quarter of 2006, management reviewed all of these factors and determined the quarterly allowance for loan losses was adequate, without any additional provision.

     Noninterest income was $378 thousand for the three months ended June 30, 2006 or approximately 12.9% below the same period in 2005, due mainly to the securities gains recognized during the second quarter of 2005 and the loss on the sale of other real estate owned.
     Noninterest expense was $3.0 million for the three months ended June 30, 2006 or approximately 9.2% above the same period in 2005, due to higher salaries and benefits, marketing expenses, and maintenance and repairs. The increase in salaries and benefits is due to the required accrual associated with a separation agreement (Exhibit 10.4 of this filing). The increase in marketing expenditures is fueling a strategic re-alignment of our marketing efforts to target long run benefits from these initiatives. Lastly, the increase in repairs was necessitated by the need to repair various branch parking lots.
     Income tax benefit was $36 thousand for the three months ended June 30, 2006 or approximately 147.1% below the same period in 2005, due to decreased earnings during the second quarter and the tax affect of the non-accrual to accrual loan adjustment mentioned previously. This adjustment reduced our tax expense by $49 thousand.
     Net unrealized appreciation (depreciation) on securities available for sale was ($539) thousand for the three months ended June 30, 2006 compared to $284 thousand or the three months ended June 30, 2005. The market value of securities in the available for sale portfolio decreased during the second quarter of 2006 due to an increase in interest rates. Comprehensive income (loss) was ($380) thousand for the three months ended June 30, 2006 compared to $721 thousand for the same period in 2005.
COMPARISON OF RESULTS OF OPERATIONS FOR THE SIX MONTH PERIODS ENDED JUNE 30, 2006 AND 2005
     Net income was $667 thousand for the six months ended June 30, 2006 or 30.0% below the first six months of 2005. The decrease was due primarily to a decline in the Bank’s loan portfolio and the related fees, an increase in the Bank’s cost of funds and the effect of increased non-interest expenses.
     Interest and dividend income totaled $8.4 million for the six-months ended June 30, 2006, an increase of $549 thousand or 7.0% when compared to the six-months ended June 30, 2005. Of this increase, $274 thousand relates to increased income resulting from interest on US government agencies and corporate investment securities. This is due to increased investment securities in this category. Commercial loan interest increased by $169 thousand during this time period, due to rising rates associated with the loans. Additionally, home equity interest increased by $164 thousand due to the positive results of the Bank’s home equity promotion and the affect of rising interest rates. As noted previously, interest income was reduced for loans that related to nonaccrual status.
     Interest expense was $2.7 million for the six-months ended June 30, 2006, an increase of $910 thousand or 49.8% when compared to the six-months ended June 30, 2005. The increase year-over-year is directly attributed to rising interest rates. More specifically, interest on certificates of deposits increased $536 thousand or 64.9% during this period, and interest on NOW accounts increased $252 thousand or 197.0% during this period. Adding to the year-over-year increase in interest expense is the fact that the Bank has experienced many customers moving funds from low interest bearing deposit accounts to these higher earning deposit accounts.
     As a result of the above, net interest income for the six-months ended June 30, 2006, decreased $361 thousand or 6.0%. Year-to-date interest income increased mainly due to higher yields on earning assets, which increased from 5.77% to 6.12%. The volume of average-earning assets increased from $278.6 million to $279.9 million. Year-to-date interest expense increased due to higher average costs, which increased from 1.66% to 2.47%. As a result, net interest margin declined from 4.46% to 4.17% as of June 30, 2005 and June 30, 2006, respectively.
     There was no provision for loan losses for the six months ended June 30, 2006 compared to $293 thousand for the same period in 2005. As discussed earlier, the need to increase the provision for loan losses was negated by the declining balance of the Bank’s loan portfolio.

Commercial loan volume decreased during 2006, which carries higher risk than other types of loans, and real estate loan volume also decreased. Net charge-offs (recoveries) for the six months ended June 30, 2006 were $24 thousand compared to $19 thousand for the same period in 2005.
     Noninterest income was $812 thousand for the six months ended June 30, 2006 or 8.1% below the same period in 2005, due mainly to securities gains taken in 2005, the affect of the loss on the sale of other real estate owned and lower deposit service fees. The increase in checking account fees is a result of the overdraft protection services that was implemented in April 2005.
     Noninterest expense was $5.7 million for the six months ended June 30, 2006 or approximately 5.2% above the same period in 2005, primarily due to higher marketing expenses, salaries and benefits, and data processing expenses. A portion of this increase in noninterest expense has been offset by a decline in net occupancy and consulting fees. As mentioned above, the increase in marketing expenditures is fueling a strategic re-alignment of our marketing efforts to target long run benefits from these initiatives. These marketing efforts are undertaken to increase bank and product identity within the markets we serve. Additionally, the increase in salaries and benefits is due to the required accrual associated with a separation agreement (Exhibit 10.4 of this filing), with the Bank president. However, offsetting much of this accrual is the benefit of previous staff reorganizations that resulted in reduced salary and wage expense. The increase in data processing is the affect of increased volume in the number of deposit accounts. Over the past year, the Bank has incurred an increase in deposit accounts, while the average balance for these accounts has declined. The decline in net occupancy expenses is the result of the May 31, 2005 closure of our MarketPlace office. Consulting fees have declined due to decreased fees related to Sarbanes Oxley implementation.
     Regarding the separation agreement with Mr. Dolezal mentioned above, as of June 30, 2006, the financial statements reflect a charge of $73 thousand as separation pay. On an on-going basis, we anticipate the expenses related to this separation agreement will result in an additional accrual of $147 thousand by October 31, 2006. At October 31, 2006, there will be accrued severance pay of $220 thousand, in accordance with the separation agreement.
     Income tax expense was $67 thousand for the six months ended June 30, 2006 compared to $201 thousand for the six months ended June 30, 2005. The federal statutory rate for both years is 34% compared to an effective tax rate of approximately 9% for 2006 and 17% for 2005. The difference is due primarily to lower pretax income in 2006 and the impact of tax-exempt municipal investments.
     Year-to-date net unrealized depreciation on securities available for sale was $779 thousand for the six months ended June 30, 2006 compared to $623 million for the six months ended June 30, 2005. The market value of securities in the available for sale portfolio decreased during 2006 due primarily from an increase in interest rates. Comprehensive income (loss) was ($137) thousand for the six months ended June 30, 2006 compared to $266 thousand for the same period in 2005.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     Management uses an earnings simulation model to assess interest rate sensitivity, which estimates the effect on net income assuming various interest rate changes — or “rate shocks” — such as changes of plus 100 or 200 basis points. At year-end 2005, the model estimated the positive impact on net income of a 100 basis point increase in interest rates over a twelve-month period at 0.8%, compared to a negative impact of 4.3% on June 30, 2006. A positive impact on net income of a 200 basis point increase in interest rates was estimated at 10.6% on December 31, 2005 compared to a negative impact of 0.6% on June 30, 2006. In both the 100 and 200 basis “rate shocks”, the unfavorable variance from December 31, 2005 is a result of our short-term assets repricing more slowly than short-term liabilities. Specifically, this is due to a decline in loans as a result of a change in mix of the composition of fixed versus variable rate loans, the affect of the volume of certificate of deposits that are maturing during the current year and the affect of the deposit mix shifting from low yield deposit accounts to higher yield short term certificate of deposits.

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
     Other than the non-accrual to accrual issue mentioned previously, there were no changes in the Company’s internal controls over financial reporting during the quarter ended June 30, 2006 that materially affected or are reasonably likely to materially affect the Company’s internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings — None

Item 1A.	Risk Factors — There have been no significant changes in the Company’s risk factors as outlined in the Company’s Form 10-K for the period ending December 31, 2005.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds — None

Item 3.	Defaults Upon Senior Securities — None

Item 4.	Submission of Matters to a Vote of Security Holders — The Company held its Annual Shareholders’ Meeting on April 27, 2006, for the purpose of electing three directors. Shareholders received proxy materials containing the information required by this item. Results of shareholder voting were as follows.

Election of Directors:	Bobbi E. Douglas	John E. Sprunger	Howard J. Wenger
For	1,569,162	1,710,748	1,710,748
Withheld	148,885	7,299	7,299
Shares not voted by Brokers	46,854	46,854	46,854
     The following directors continued their terms of office after the 2006 Annual Shareholders’ meeting: Sara Steinbrenner Balzarini, Steve Schmid, Albert W. Yeagley, John P. Cook, Charles J. Dolezal, John W. Kropf and James F. Woolley.
Item 5. Other Information — None
Item 6. Exhibits

Exhibit No.		If incorporated by Reference,
Under Reg.		Documents with Which Exhibit
S-K, Item 601	Description of Exhibits	Was Previously Filed with SEC
(3.1)	Amended Articles of Incorporation	Annual Report 10-K filed 3/26/04 File No. 000-14773

(3.2)	Code of Regulations	Annual Report 10-K filed 3/26/04 File No. 000-14773

(10.1)	Directors Defined Benefit Plan Agreement	Annual Report 10-K filed 3/29/01 File No. 000-14773

(10.2)	Special Separation Agreement entered into with Charles Dolezal and Kenneth VanSickle	Annual Report 10-K filed 3/29/01 File No. 000-14773

(10.3)	Form of Special Separation Agreement entered into with Marc Valentin	Quarterly Report 10-Q filed 11/15/04 File No. 000-14773

(10.4)	Separation and Release Agreement entered into by Mr. Charles Dolezal and National Bancshares Corporation and First National Bank

(11)	Computation of Earnings per Share	See Consolidated Statements of Income and Comprehensive Income, Page 4

(31.1)	Certification

(31.2)	Certification

(32)	Certification
No other exhibits are required to be filed herewith pursuant to Item 601 of Regulation S-K.

Signatures
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

National Bancshares Corporation

Date: August 14, 2006	/s/Charles J. Dolezal
Charles J. Dolezal, President

Date: August 14, 2006	/s/Marc Valentin
Marc Valentin, Treasurer
(Principal Financial Officer)