Form 10-Q
period 2006-09-30
NATIONAL BANCSHARES CORP /OH/
filed 2006-11-14
CIK 790362

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
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
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of November 5, 2006.
Common Stock, Without Par Value: 2,234,488 Shares Outstanding

National Bancshares Corporation

Item 1. Financial Statements
NATIONAL BANCSHARES CORPORATION
CONSOLIDATED BALANCE SHEETS (Unaudited)

	September 30, 2006	December 31, 2005
ASSETS
Cash and due from banks	$9,051,279	$10,985,160
Federal funds sold	7,565,000	8,780,000

Total cash and cash equivalents	16,616,279	19,765,160
Securities available for sale	66,075,882	60,091,913
Securities held to maturity (fair value: September 30, 2006 - $17,116,136; December 31, 2005 - $17,115,020)	16,878,721	16,917,133
Federal bank stock	3,085,250	2,987,050
Loans, net of allowance for loan losses: September 30, 2006 - $1,855,819; December 31, 2005 - $1,902,828	185,729,061	191,538,419
Premises and equipment, net	4,974,234	5,201,211
Other real estate owned	103,334	103,334
Goodwill	4,722,775	4,722,775
Identified intangible assets	952,129	1,136,613
Accrued interest receivable	1,830,597	1,621,306
Cash surrender value of life insurance	2,475,990	2,415,910
Other assets	959,616	380,184

Total assets	$304,403,868	$306,881,008

LIABILITIES
Deposits:
Noninterest-bearing	$42,872,062	$47,143,340
Interest-bearing	201,841,031	202,344,481

Total deposits	244,713,093	249,487,821
Repurchase agreements	7,316,921	2,359,521
Federal Reserve note account	966,350	592,763
Federal Home Loan Bank advances	14,000,000	17,000,000
Accrued expenses and other liabilities	2,958,502	2,787,478

Total liabilities	269,954,866	272,227,583

SHAREHOLDERS’ EQUITY
Common stock, no par value; 6,000,000 shares authorized; 2,289,528 shares issued	11,447,640	11,447,640
Additional paid-in capital	4,689,800	4,689,800
Retained earnings	19,964,467	20,067,339
Treasury stock, at cost (55,040 shares)	(1,189,493)	(1,189,493)
Accumulated other comprehensive loss	(463,412)	(361,861)

Total shareholders’ equity	34,449,002	34,653,425

Total liabilities and shareholders’ equity	$304,403,868	$306,881,008

See accompanying notes to consolidated financial statements.

NATIONAL BANCSHARES CORPORATION
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (Unaudited)

	Three months ended		Nine months ended
	9/30/06	9/30/05	9/30/06	9/30/05
Interest and dividend income:
Loans, including fees	$3,238,506	$3,143,719	$9,397,909	$9,056,078
Federal funds sold	74,918	59,511	270,689	107,181
Securities:
Taxable	864,058	608,172	2,458,889	2,029,237
Nontaxable	201,326	224,242	603,808	646,987

Total interest and dividend income	4,378,808	4,035,644	12,731,295	11,839,483

Interest expense:
Deposits	1,304,904	833,362	3,537,770	2,181,958
Short-term borrowings	63,735	19,416	143,998	50,566
Federal Home Loan Bank advances	190,377	224,143	613,989	671,456

Total interest expense	1,559,016	1,076,921	4,295,757	2,903,980

Net interest income	2,819,792	2,958,723	8,435,538	8,935,503
Provision for loan losses	40,000	44,000	40,000	336,500

Net interest income after provision for loan losses	2,779,792	2,914,723	8,395,538	8,599,003

Noninterest income:
Checking account fees	262,870	273,573	749,168	708,946
Visa check card interchange fees	54,387	45,773	149,823	130,436
Gain (loss) on sale of other real estate owned	(731)	19,603	(29,333)	19,603
Deposit and miscellaneous service fees	41,905	47,162	131,525	151,344
Securities gains, net	—	12,498	38,098	109,035
Gain on sale of loans	6,480	18,280	10,409	40,260
Other	64,034	68,325	191,316	208,809

Total noninterest income	428,945	485,214	1,241,006	1,368,433

Noninterest expense:
Salaries and employee benefits	1,406,755	1,566,060	4,341,034	4,469,922
Data processing	239,160	221,956	690,478	653,258
Marketing	50,370	75,668	398,646	203,418
Professional and consulting fees	102,649	84,452	295,644	248,803
Franchise tax	93,000	92,875	279,000	282,125
Director fees and pension	106,432	63,962	240,222	198,137
Depreciation — furniture and fixtures	74,458	84,539	223,791	245,226
Maintenance and repairs	61,996	94,320	220,349	250,719
Telephone	83,314	60,135	202,884	169,045
Net occupancy	70,231	69,390	195,640	230,655
Amortization of intangibles	61,494	62,491	184,483	187,473
Dues, subscriptions and fees	69,488	53,848	180,174	150,450
Stationary, printing and office supplies	40,129	47,528	157,044	150,789
Postage, express and freight	41,230	38,885	126,259	120,961
Impairment of property owned	124,087	—	124,087	—
Utilities	25,661	27,733	102,290	92,520
Equipment service & rental	28,333	33,507	94,278	91,280
Other	139,413	185,472	455,176	531,609

Total noninterest expense	2,818,200	2,862,821	8,511,479	8,276,390

Income before income tax expense	390,537	537,116	1,125,065	1,691,046
Income tax expense	87,916	89,200	155,384	290,392

Net income	302,621	447,916	969,681	1,400,654

Other comprehensive income (loss):
Unrealized appreciation (depreciation) in fair value of securities available for sale, net of taxes	702,856	(171,607)	(76,406)	(794,363)
Reclassification adjustment for realized (gains) losses included in earnings, net of taxes	—	(8,250)	(25,145)	(71,964)

Total Other Comprehensive income (loss), net of taxes	702,856	(179,857)	(101,551)	(866,327)

Comprehensive income	$1,005,477	$268,059	$868,130	$534,327

Weighted average common shares outstanding	2,234,488	2,234,488	2,234,488	2,234,488

Basic and diluted earnings per common share	$0.14	$0.20	$0.43	$0.63

Dividends declared per common share	$0.16	$0.16	$0.48	$0.48

See accompanying notes to consolidated financial statements.

NATIONAL BANCSHARES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Balance at beginning of period	$33,801,042	$34,870,553	$34,653,425	$35,319,321

Comprehensive income (loss):
Net Income	302,621	447,916	969,681	1,400,654
Other Comprehensive income (loss)	702,856	(179,857)	(101,551)	(866,327)

Total comprehnsive income	1,005,477	268,059	868,130	534,327

Cash dividends declared ($0.16 and $0.48 per share in 2006, and $0.16 and $0.48 per share in 2005)	(357,517)	(357,518)	(1,072,553)	(1,072,554)

Balance at end of period	$34,449,002	$34,781,094	$34,449,002	$34,781,094

See accompanying notes to consolidated financial statements.

NATIONAL BANCSHARES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	9/30/06	9/30/05
Net Cash From Operating Activities	$701,617	$2,460,970

Cash Flows From Investing Activities:
Securities Held to Maturity
Proceeds from Maturities and Repayments	8,700	158,200
Purchases	—	(2,034,579)
Securities Available for Sale
Proceeds from Maturities and Repayments	3,163,254	5,276,938
Proceeds from Sales	278,351	19,764,403
Purchases	(9,590,940)	(17,157,795)
Capital Expenditures	102,890	(1,289,773)
Proceeds on the sale of Other Real Estate Owned	—	65,603
Net Change in Loans to Customers	5,703,541	713,756

Net Cash From Investing Activities	(334,204)	5,496,753

Cash Flows from Financing Activities:
Net Change in Demand and Savings Accounts	(14,135,770)	(6,800,709)
Net Change in Time Deposits	9,361,042	2,382,580
Net Change in Short-Term Borrowings	5,330,987	341,601
Repayments on Federal Home Loan Bank Advances	(3,000,000)	—
Dividends Paid	(1,072,553)	(1,072,554)

Net Cash From Financing Activities	(3,516,294)	(5,149,082)

Net Change in Cash and Cash Equivalents	(3,148,881)	2,808,641

Beginning Cash and Cash Equivalents	19,765,160	17,826,454

Ending Cash and Cash Equivalents	$16,616,279	$20,635,095

Supplemental Disclosures:
Cash Paid for Interest	$4,149,447	$2,775,793
Cash Paid for Income Taxes	$332,372	$545,000
Non-cash transfer from Loans to Other Real Estate Owned	$—	$103,334
See accompanying notes to consolidated financial statements.

National Bancshares Corporation
Notes to Consolidated Financial Statements (Unaudited)
Note 1 — Basis of Presentation
Company Organization and Financial Presentation — The accompanying consolidated financial statements include the accounts of National Bancshares Corporation (the “Company”) and its wholly owned subsidiary, First National Bank, Orrville, Ohio (the “Bank”). All significant intercompany transactions and balances have been eliminated.
The Company provides a broad range of financial services to individuals and companies in Medina, Stark and Wayne Counties, Ohio. While the Company’s chief decision makers monitor the revenue streams of the various products and services, operations are managed and financial performance is evaluated on a Company-wide basis. Accordingly, all the Company’s banking operations are considered by management to be aggregated in one reportable operating segment.
The consolidated balance sheet as of September 30, 2006, the consolidated statements of income and comprehensive income and the condensed consolidated statements of changes in shareholders’ equity for the three and nine month periods ended September 30, 2006 and 2005, and the condensed consolidated statements of cash flows for the nine month periods ended September 30, 2006 and 2005 have been prepared by the Company without audit. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.
The consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q, but do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These statements should be read in conjunction with the consolidated financial statements and footnotes in the Company’s annual report on Form 10-K for the year ended December 31, 2005. Operating results for the three and nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.
Use of Estimates — To prepare financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and actual results could differ. The allowance for loan losses and fair values of certain securities are particularly subject to change.
Reclassifications — Certain items in the prior year financial statements were reclassified to conform to the current presentation.
Recent Accounting Pronouncements — In September 2006, the Financial Accounting Standards Board (“FASB”) issued statement of Financial Accounting Standards (“SFAS”) No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 07, 08, 106 and 132(R)”. SFAS No. 158 requires employers to fully recognize the obligations associated with single-employer defined benefit pension, retiree healthcare and other postretirement plans in their financial statements. SFAS No. 158 requires an employer to (a) recognize in its statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status, (b) measure a plan’s assets and its obligations that determine its funded status at the end of the employer’s fiscal year (c) recognize the changes in the funded status of a defined postretirement plan in the year in which the changes occur. Those changes will be reported in the comprehensive income of a business entity. The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective as of the end of the fiscal year ending after December 15, 2006, for publicly traded companies. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. Management is in the process of determining the effect that SFAS No. 158 will have on the statement of financial position at December 31, 2006 or on our comprehensive income for the twelve months ended December 31, 2006.
In September 2006, FASB issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure about fair value measurement. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. Management does not expect that the adoption of this standard will have a material impact on our financial statements.
In July 2006, the Emerging Issues Task Force (“EITF”) of FASB issued a draft abstract for EITF Issue No. 06-04, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangement”. This draft abstract from the EITF reached a consensus that for an endorsement split-dollar life insurance arrangement within the scope of this Issue, an employer should recognize a liability for future benefits in accordance with SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions”. The Task Force concluded that a liability for the benefit obligation under SFAS No. 106 has not been settled through the purchase of an endorsement type life insurance policy. In September 2006, FASB agreed to ratify the consensus reached in EITF Issue No. 06-04. This new accounting standard will be effective for the fiscal years beginning after December 15, 2007. At September 30, 2006, we owned $2.5 million of bank owned life insurance. These insurance policies are not subject to endorsement split-dollar life insurance arrangement. Thus, management believes that there is no affect of EITF Issue No. 06-04 on the Bank.
In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 108. This SAB expresses the SEC’s views regarding the process of quantifying financial statement misstatements. SAB No. 108 provides guidance on the consideration of the effects of prior year misstatements for the purpose of a materiality assessment. SAB No. 108 is effective for fiscal years beginning after November 15, 2006. Management is in the process of evaluating this standard and the impact on our financial statements.
In July 2006, the FASB issued Financial Accounting Standards Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes”. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and measurement attributable for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. Management does not expect that the adoption of this standard will have a material impact on our financial statements.
In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets-an amendment of SFAS No. 140”, which changes the accounting for all loan servicing rights which are recorded as the result of selling a loan where the seller undertakes an obligation to service the loan, usually in exchange for compensation. SFAS No. 156 amends current accounting guidance by permitting the servicing rights to be recorded initially at fair value and also permits the subsequent reporting of these assets at fair value. SFAS No. 156 is effective beginning January 1, 2007. Management does not expect that the adoption of this standard will have a material affect on our financial statements.
In February 2006, the FASB issues SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments”, an amendment of SFAS Nos. 133 and 140. This Statement changes the accounting for various derivative and securitized financial assets. This Statement will be effective for all financial instruments acquired, issued, or subject to a re-measurement (new basis) event occurring after January 1, 2007. Management does not expect that the adoption of this standard will have a material impact on our financial statements.

Note 2 — Securities
Securities consist of the following at September 30, 2006 and December 31, 2005:

		Gross	Gross
	Amortized	Unrealized	Unrealized
September 30, 2006	Cost	Gains	Losses	Fair Value
Available for Sale:
U.S. Government and federal agency	$30,538,424	$54,674	$(290,181)	$30,302,917
State and municipal	2,028,886	25,919	(1,852)	2,052,953
Corporate bonds and notes	30,179,440	136,025	(556,555)	29,758,910
Mortgage Backed	4,031,271	2,994	(73,163)	3,961,102
Equity securities	—	—	—	—

Total available for sale	$66,778,021	$219,612	$(921,751)	$66,075,882

		Gross	Gross
	Carrying	Unrecognized	Unrecognized
	Amount	Gains	Losses	Fair Value
Held to Maturity:
State and municipal	$16,878,721	$299,581	$(62,165)	$17,116,136

		Gross	Gross
	Amortized	Unrealized	Unrealized
December 31, 2005	Cost	Gains	Losses	Fair Value
Available for Sale:
U.S. Government and federal agency	$22,397,882	$26,624	$(282,131)	$22,142,375
State and municipal	2,040,585	36,699	(1,929)	2,075,355
Corporate bonds and notes	30,992,806	192,861	(462,748)	30,722,919
Mortgage Backed	4,968,661	4,599	(75,230)	4,898,030
Equity securities	240,253	13,285	(304)	253,234

Total available for sale	$60,640,187	$274,068	$(822,342)	$60,091,913

		Gross	Gross
	Carrying	Unrecognized	Unrecognized
	Amount	Gains	Losses	Fair Value
Held to Maturity:
State and municipal	$16,917,133	$283,969	$(86,082)	$17,115,020

Note 3 — Loans
Loans at September 30, 2006 and December 31, 2005 were as follows:

	September 30, 2006		December 31, 2005
	Balance	Percent	Balance	Percent
Collateralized by real estate:
Commercial	$46,878,449	24.9%	$47,638,035	24.6%
Residential	86,821,201	46.1%	91,591,798	47.2%
Home Equity	19,845,741	10.6%	19,044,581	9.8%
Construction	5,649,501	3.0%	6,440,000	3.3%

	159,194,892	84.6%	164,714,414	84.9%

Other:
Consumer	7,427,911	3.9%	6,205,096	3.2%
Commercial	18,176,976	9.7%	20,045,739	10.4%
Credit Cards	1,493,405	0.8%	1,405,708	0.7%
Other	1,844,123	1.0%	1,565,995	0.8%

	188,137,307	100.0%	193,936,952	100.0%

Unearned and deferred income	(552,427)		(495,705)
Allowance for loan losses	(1,855,819)		(1,902,828)

Total	$185,729,061		$191,538,419

The activity in the allowance for loan losses for the periods indicated during 2006 and 2005 was as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Beginning balance	$1,878,683	$2,036,711	$1,902,828	$1,763,298
Provision for loan losses	40,000	44,000	40,000	336,500
Loans charged-off	(68,628)	(493)	(153,749)	(23,986)
Recoveries	5,764	1,717	66,740	6,123

Ending balance	$1,855,819	$2,081,935	$1,855,819	$2,081,935

Impaired loans at September 30, 2006 and December 31, 2005 were as follows:

	9/30/06	12/31/05
Loans with no allocated allowance for loan losses	$—	$—
Loans with allocated allowance for loan losses	247,924	1,177,688
Amount of the allowance for loan losses allocated	89,252	273,438

For Nine Months Ended
	9/30/06	9/30/05
Average of impaired loans	$724,249	$347,282
Interest income recognized during impairment	—	—
Cash-basis interest income recognized	—	—
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
OVERVIEW
Earnings results for the third quarter 2006 represent an improvement over second quarter 2006, but overall remain disappointing. Net income for the first nine months of 2006 was down approximately 32% from the same period of the previous year. This decline was primarily driven by a shrinking net interest margin, specifically attributed to an increase in cost of funds and a decline in our loan portfolio. Additionally, our year-to-date noninterest expenses continue to show an unfavorable variance versus 2005. This variance is primarily attributed to increased expenditures related to data processing and marketing. The data processing increase is due to the transaction volume increase we have experienced in deposit accounts. As for marketing, similar to what was mentioned in the previous Form 10-Q, we view these expenditures as a necessary investment to build the First National Bank brand and foster better product awareness.
Meanwhile, total assets as of September 30, 2006 increased by approximately $475 thousand when compared to the same period in the prior year. Commercial loan and residential real estate activity continues to slow. However, we continue to experience favorable results with our home equity and consumer loan products. Total deposits increased by over $600 thousand from September 30, 2005, as increasing interest rates attracted more time deposits. However, when compared to December 31, 2005, total deposits have decreased by $4.8 million, as funds have shifted to repurchase agreements. As for repurchase agreements, these accounts have increased by $3.3 million when compared to September 30, 2005. This increase is a result of product enhancements made to cash management and sweep accounts.
Below is a listing of key factors that summarize our financial condition during the nine months ended September 30, 2006:
•	Increased securities available for sale by $6.0 million or 10.0% since December 31, 2005. This will allow us to generate interest and dividend income.

•	Net loan portfolio experienced negative growth by $5.8 million or 3.0% since December 31, 2005. Of the decline, $4.3 million occurred during the first quarter, $1.2 million occurred during the second quarter and $300 thousand during the third quarter. Additionally, during the nine months of 2006, we originated approximately $3.4 million in fixed rate mortgage loans that were immediately sold in the secondary markets for a net gain of $10 thousand.

•	Spread and margin decreased due to the cost of funds during the nine months ending September 30, 2006, increasing 91 basis points compared to the cost of funds during the nine months ending September 30, 2005.

•	Total deposits declined by $4.8 million or 1.9% since December 31, 2005. This is primarily the effect of various customers moving funds to repurchase agreements.

•	Repurchase agreements increased $5.0 million or 210.1% since December 31, 2005, due to a new product offering.

•	Year to date net income is $970 thousand compared to $1.4 million for the first nine months of 2005.
Below is a listing of key factors summarizing our results of operations during the three months ended September 30, 2006:
•	Third quarter net income was $303 thousand compared to $448 thousand for the same period a year ago.

•	Spread and margin decreased as the cost of funds increased by 94 basis points over the third quarter 2005.

•	Interest and dividend income increased by 8.5%. However, this increase was not enough to offset a 44.8% increase in interest expense due to the previously mentioned increase in cost of funds. This ultimately resulted in a decline in net interest income.

•	Noninterest expense declined by $45 thousand or 1.6% over the same period in 2005, despite an impairment charge of $124 thousand, before taxes, on property owned by the Company.
FINANCIAL CONDITION – SEPTEMBER 30, 2006, COMPARED TO DECEMBER 31, 2005
Balance Sheets
Assets
Changes in Significant Assets:

	September 30, 2006	December 31, 2005	$ Change	% Change
Cash and due from banks	9,051,279	10,985,160	(1,933,881)	-17.6%

Federal funds sold	7,565,000	8,780,000	(1,215,000)	-13.8%

Securities available for sale	66,075,882	60,091,913	5,983,969	10.0%
Securities held to maturity	16,878,721	16,917,133	(38,412)	-0.2%

Total Securities	82,954,603	77,009,046	5,945,557	7.7%

Loans	188,137,307	193,936,952	(5,799,645)	-3.0%
less: Unearned and deferred income	(552,427)	(495,705)	56,722	11.4%
less: Allowance for loan loss	(1,855,819)	(1,902,828)	(47,009)	-2.5%

Net loans	185,729,061	191,538,419	(5,809,358)	-3.0%

Other assets	959,616	380,184	579,432	152.4%

Total assets	$304,403,868	$306,881,008	(2,477,140)	-0.8%
Total assets decreased by $2.5 million, principally due to the decreases of $5.8 million in net loans, $4.8 million in total deposits and $3.0 million payoff of Federal Home Loan Bank. These declines were partially offset by increases of $6.0 million in total securities and of $5.0 million in repurchase agreements.
Cash and due from banks decreased as a result of the timing of deposit run-off during the third quarter 2006.
Fed Funds decreased as a result of paying off Federal Home Loan Bank borrowings of $2.0 million during the second quarter 2006 and $1.0 million during the third quarter 2006. During the current year, we have purchased over $9.6 million in new investments. There were no securities purchases during the third quarter of 2006. However, $3.0 million was purchased during the first quarter and $6.6 million was purchased during the second quarter.
Total securities increased primarily due to loan payoffs during the first nine months of 2006 and the proceeds from the sale of various fixed rate mortgages to secondary markets. As mentioned above, over $9.6 million in new investments have been purchased during this year. Our investment strategy is to purchase investments that provide liquidity, while contributing to future profitability, stabilize interest margins under varying interest rate scenarios, can be pledged to obtain public deposits, and provide local community support.
Loans decreased generally due to loan payoffs, and decreased loan demand due to an increased rate environment and competition offering attractive loan pricing. Residential real estate mortgages decreased $4.8 million, commercial loans decreased $1.9 million, construction loans decreased $790 thousand and commercial real estate decreased $760 thousand. The decrease in both the commercial loans and commercial real estate loans is attributed to the combined effect of loan payoffs and our competition offering attractive loan pricing. The decrease in construction loans is due to lower demand for this type of loan. We continue to believe there is ample loan opportunity in the markets we serve, however, we are cautious of providing too low of pricing and compromising our credit standards and net interest margin. The decrease in residential real estate mortgages is due to principal pay downs and a large decline in originations due to the increase in mortgage interest rates. Meanwhile, consumer loans increased $1.2 million, home equity increased by $801 thousand and VISA/other loans increase $366 thousand. The increase in consumer loans is due to added indirect lending and favorable auto loan promotions. The increase in home equity loans was the result of a favorable summer promotion.

Allowance for loan losses is a valuation allowance for anticipated credit losses. This account is increased by the provision for loan losses and decreased by charge-offs less recoveries. We estimate the allowance balance required using the following methodology:
•	All problem loans, past due loans and non-performing loans are closely monitored and analyzed by management on an ongoing basis. We assign a classification rating to these loans based on information about specific borrower situations and estimated collateral values. These loans are classified as either loss, doubtful, substandard or special mention.

•	For those loans that are specifically identified as a problem loan, past due loan or non-performing loan, we then determine the amount of loss that exists on each significant problem loan, past due loan and non-performing loan.

•	For those problem loans that are not analyzed individually we assign a provision based upon a historical migration analysis. This migration analysis identifies the percentage of problem loans that have been ultimately charged-off over a historical period of time. The migration percentages are reviewed and adjusted by management to reflect various factors such as the growth and change in mix of the loan portfolio and by the Comptroller of the Currency regulatory guidance. These loans are then pooled and evaluated by loan type. The probable loss that exists on these pooled past due loans is estimated using historical loan loss experience.

•	National and local economic conditions and other factors are also considered in determining an adequate level for the allowance for loan losses.

•	Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged-off.

•	We review the allowance for loan losses on a regular basis to determine the adequacy of the reserve.
The allowance for loan losses to total loans outstanding was 0.99% as of September 30, 2006 compared to 0.98% at December 31, 2005. On an annualized basis, net charge-offs to total average loans were 0.06% for the first nine months of 2006 and 0.01% for the first nine months of 2005. The ratio of non-performing loans to total loans was 1.30% ($2,429,948) for September 30, 2006 compared to 1.20% ($2,324,484) for December 31, 2005. Non-performing loans consist of loans that have been placed on nonaccrual status and loans past due over 90 days and still accruing interest.
Other assets increased due to the deferred tax impact of the increase in unrealized losses on available for sale investments.
Liabilities
Changes in Significant Liabilities:

	September 30, 2006	December 31, 2005	$ Change	% Change
Deposits:
Noninterest-bearing	$42,872,062	$47,143,340	(4,271,278)	-9.1%
Interest-bearing	201,841,031	202,344,481	(503,450)	-0.2%

Total deposits	244,713,093	249,487,821	(4,774,728)	-1.9%

Repurchase agreements	7,316,921	2,359,521	4,957,400	210.1%

Federal Reserve note account	966,350	592,763	373,587	63.0%

Federal Home Loan Bank advances	14,000,000	17,000,000	(3,000,000)	-17.6%

Total liabilities	269,954,866	272,227,583	(2,272,717)	-0.8%
Total deposits decreased as a result of various commercial customers moving funds to repurchase agreements, as well as non-business customers moving funds to investments outside of our Bank. Noninterest-bearing demand accounts decreased by $4.3 million or 9.1%, while savings and NOW accounts decreased $9.9 million or 7.9%, and time deposits increased $9.4 million or 12.0%. Historically, we have experienced that noninterest-bearing demand accounts will fluctuate based upon the liquidity needs of our customers. During the first quarter 2006, non-interest bearing demand accounts decreased $3.8 million, while in the second quarter these accounts increased $0.9 million and decreased by $1.4 million during the third quarter. The decrease in passbook and statement savings is due to money that moved to time deposits, NOW accounts, and repurchase agreements. The increase in time deposits is attributed to market driven rates. Recently, we have been offering very competitive short-term time deposits, including a special 125-day certificate of deposit and a twelve month certificate of deposit. We believe there is ample opportunity to obtain additional certificate of deposit relationships, however many customers are reluctant to lock up funds beyond one year.
Repurchase agreements increased as the result of various commercial customers moving funds from savings to a sweep account and these customers utilizing these accounts to take advantage of the benefits of these accounts. The increase in this category is the result of product changes we made to the repurchase agreements during third quarter 2006.
Federal Reserve note account decreased as a result of timing of calls by the Federal Reserve Bank. These funds represent treasury, tax and loan deposits.
Federal Home Loan Bank advances decreased as a result of the payoff of $3.0 million of Federal Home Loan bank advances during the second and third quarters of 2006. The payoffs were a result of the Federal Home Loan bank electing to convert these loans, without a prepayment penalty, to a variable rate of interest as the variable interest rate exceeded the original fixed rate, and as a result, triggered the call. As a result, the Bank was able to repay the borrowings without incurring a prepayment penalty.
Shareholders’ Equity
Total shareholders’ equity decreased $204 thousand or 0.6% from December 31, 2005 due mainly to a decrease in accumulated other comprehensive loss and payment of dividends in excess of net income during the first nine months. During the third quarter, we paid a dividend of $357 thousand to our shareholders. Year to date, our shareholders have received $1.1 million in dividends. For the year to date ending September 30, 2006, our dividend payout ratio is 110.6%. For the year ended December 31, 2005, the dividend payout ratio was 68.1%.
The Company and the Bank are subject to regulatory capital requirements administered by federal banking agencies. The following is a summary of the actual and required regulatory capital amounts and ratios.

					To Be Well Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions

September 30, 2006	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital to risk-weighted assets
Consolidated	$31,107	14.69%	$16,935	8.00%	NA	NA
Bank	30,400	14.36%	16,935	8.00%	$21,169	10.00%
Tier 1 (core) capital to risk-weighted assets
Consolidated	29,228	13.81%	8,468	4.00%	NA	NA
Bank	28,521	13.47%	8,468	4.00%	12,701	6.00%
Tier 1 (core) capital to average assets
Consolidated	29,228	9.90%	11,808	4.00%	NA	NA
Bank	28,521	9.66%	11,808	4.00%	14,760	5.00%

					To Be Well Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions

December 31, 2005	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital to risk-weighted assets
Consolidated	$31,050	14.45%	$17,187	8.00%	NA	NA
Bank	29,261	13.62%	17,184	8.00%	$21,480	10.00%
Tier 1 (core) capital to risk-weighted assets
Consolidated	29,148	13.57%	8,593	4.00%	NA	NA
Bank	27,358	12.74%	8,592	4.00%	12,888	6.00%
Tier 1 (core) capital to average assets
Consolidated	29,148	9.76%	11,943	4.00%	NA	NA
Bank	27,358	9.16%	11,941	4.00%	14,927	5.00%
Statements of Cash Flows
Net cash from operating activities for the first nine months of 2006 was $701 thousand compared to $2.5 million for the first nine months of 2005. Although the current year’s operating activities includes originations of mortgage loans held for sale and proceeds from the sale of mortgage loans held for sale of approximately $3.4 million, the decrease net cash from operating activity versus prior year was due to changes in other assets and liabilities. Net cash from investing activities for the first nine months of 2006 was ($334) thousand, compared to $5.5 million for the first nine months of 2005. The decrease when compared to the prior year is the result of a disproportionate level of security purchases versus security sales. Net cash used for financing activities was ($3.5) million for the first nine months of 2006 compared to ($5.1) million for the first nine months of 2005. The change was primarily due to the net change in demand and savings and repayments on Federal Home Loan Advances, offset by growth in time deposits and repurchase agreements. Total cash and cash equivalents decreased $3.1 million during the first nine months of 2006. With total cash and cash equivalents of $16.6 million as of September 30, 2006, the Company’s liquidity ratios continue to remain favorable.
COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTH PERIODS ENDED SEPTEMBER 30, 2006 AND 2005
Net income for the third quarter was $303 thousand or $0.14 per basic and diluted earnings per share. This compares with $448 thousand or $0.20 per basic and diluted earnings per share for the three months ended September 30, 2005. This represents 32.4% decline when comparing 2006 versus 2005. The decrease was due to an increase in our cost of funds and a decline in the balance of our loan portfolio.
Returns on average equity (“ROE”) and average assets (“ROA”) for the third quarter were 3.49% and 0.40%, respectively, compared with 5.06% and 0.60% for the third quarter 2005.

	Three months ended September 30,
	2006			2005
	Daily Average		Average	Daily Average		Average
(Dollars in thousands)	Balance	Interest	yield/cost (3)	Balance	Interest	yield/cost (3)
Assets
Interest earning assets:
Investment securities:
Taxable	$66,808	864	5.17%	$50,710	608	4.80%
Nontaxable	18,935	305	6.45%	20,575	340	6.61%
(tax equivalent basis)
Federal Funds Sold	5,657	75	5.30%	6,782	60	3.54%
Net loans (including nonaccrual loans)	185,241	3,239	6.99%	198,183	3,144	6.35%

Total interest-earning assets	276,641	4,483	6.48%	276,250	4,152	6.01%

All other assets	24,180			24,271

Total assets	$300,821			$300,521

Liabilities and Shareholder’s Equity

Interest-bearing liabilities:
Interest-bearing checking	$42,083	254	2.41%	$42,382	128	1.21%
Savings	63,225	186	1.18%	78,609	160	0.81%
Time, $100,000 and over	12,964	145	4.47%	10,080	75	2.98%
Time, other	73,508	720	3.92%	63,760	471	2.95%
Other funds purchased	20,681	254	4.91%	20,814	243	4.67%

Total interest-bearing liabilities	212,461	1,559	2.94%	215,645	1,077	2.00%

Demand deposits	51,829			47,248
Other liabilities	1,890			2,186
Shareholders’ equity	34,641			35,442

Total Liabilities and Shareholders’ Equity	$300,821			$300,521

Net interest income (tax equivalent basis)		$2,924			$3,075

Interest rate spread (1)			3.54%			4.01%
Net yield on interest-earning assets (2)			4.23%			4.45%
Ratio of average interest-earning assets to average interest-bearing liabilities			130.21%			128.10%

(1)	Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.

(2)	Net yield on interest-earning assets represents net interest income as a percentage of average interest-earning assets.

(3)	Average yields are computed using annualized interest income and expense for the periods.
Interest and dividend income totaled $4.4 million. This reflects an increase of $343 thousand or 8.5% for the three-months ended September 30, 2006 as compared to the same period in 2005. Adjusted on a fully tax-equivalent (“FTE”) basis, interest income resulted in an average yield of 6.48%. This yield represents an increase of 47 basis points from third quarter 2005.
Overall, the increase in interest and dividend income is primarily attributed to an increase of earned interest related to US government agency & corporate investment securities, an increase in interest earned on home equity loans and an increase in interest earned on installment loans. Income from these three categories increased 129.7%, 27.1% and 25.0%, respectively, for the three-months ended September 30, 2006 as compared to the same period in 2005.

Interest expense was $1.6 million for the three-months ended September 30, 2006. This represents a 44.8% increase over the same period of 2005. Interest expense resulted in an average cost of 2.94%. This is an increase of 94 basis points from third quarter 2005. This increase is a result of mix and rising interest rates. Regarding the mix issue, during the current quarter, we continue to experience our customers moving funds from lower interest bearing accounts to higher interest bearing accounts, such as certificate of deposits.
Furthermore, when comparing September 30, 2006 to September 30, 2005, interest on certificate of deposits increased by $319 thousand or 58.7%, while interest on NOW accounts increased by $126 thousand or 98.4%. In both cases, the increases are primarily a result of rising interest rates, customers moving funds from lower interest earning deposit accounts and a result of competition for deposits in our market area. This is supported by the fact that time deposits with balances in excess of $100,000 have experienced an increase of 149 basis points when compared to the 2.98% average cost for the three months ended September 30, 2005. Additionally, regarding other time deposits, we have experienced an increase of 97 basis points when compared to the 2.95% average cost for the same three months in 2005.
As a result of the above, the Bank experienced a decrease of $139 thousand, or 4.7% in net interest income for the three-month period ended September 30, 2006 as compared to September 30, 2005. During the third quarter, we experienced a decline in our net interest income on a FTE basis of 47 basis points, when compared to third quarter 2005.
There was a $40 thousand accrual to the provision for loan losses for the three months ended September 30, 2006 compared to $44 thousand for the same period in 2005. The current provision is directly related to the charge off of over $68 thousand in loans during third quarter 2006. Commercial loan volume decreased during the third quarter of 2006, when compared to the same quarter of the previous year. This category carries a higher risk than other types of loans however, no additional accrual was warranted during the current quarter. The portion of the provision that is directly associated with classified loans has increased slightly since December 31, 2005, however the need to increase the balance of the allowance for loan losses was negated by a decline in the balance of our loan portfolio. Additionally, real estate loan volume remained relatively flat the third quarter of 2006. Non-performing loans were $2.4 million or 1.30% of loans as of September 30, 2006 compared to $3.1 million or 1.57% of loans as of September 30, 2005. During the first nine months of 2005, nonperforming loans increased from 0.75% of loans to 1.57% of loans. Each quarter, management reviews the adequacy of the allowance for loan losses by reviewing the overall quality and risk profile of the Company’s loan portfolio, by reviewing specific problem credits and assessing the incurred losses based on expected cash flows or collateral values, by reviewing trends in problem loan levels, by updating loss history for the Company’s loans, by analyzing the growth and change in mix of the portfolio, and by analyzing economic trends that are believed to impact the Company’s borrowers. For the third quarter of 2006, management reviewed all of these factors and determined the quarterly allowance for loan losses was adequate.
Noninterest income was $429 thousand for the three months ended September 30, 2006. This represents a decrease of 11.6% when compared to the same period in 2005. This decline is the result of decreased checking account fees and the prior year reflecting gains realized on the sale of other real estate owned and securities.
Noninterest expense was $2.8 million for the three months ended September 30, 2006. This represents a decrease of 1.6% when compared to the same period in 2005. This decrease is due to lower salaries and benefits, marketing expenses, maintenance and repairs, and other. The decrease in salaries and benefits is due to the accrual in the prior year for various severance agreements in the amount of $143 thousand necessary at that time, and the affects of negotiated health insurance cost reductions. The decreases in marketing expenditures and other are the result of budgetary constraints, while the decrease in repairs is a result of repairs required in the prior year that were not required during this quarter.
Offsetting the aforementioned decreases, for the three months ended September 30, 2006, was a pretax charge of $124 thousand. This charge represents the write down of value related to property we own in downtown Wooster, Ohio. This write down was completed in accordance with the provisions established in Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Management had purchased this property in 2001 with the intention of building an office in downtown Wooster. However, since then, the value of the property has declined and Management is uncertain about the need to build an office at this location.
Income tax expense was $88 thousand for the three months ended September 30, 2006. This represents an decrease of 1.4% compared to the same period in 2005.

Net unrealized appreciation (depreciation) on securities available for sale was $703 thousand for the three months ended September 30, 2006 compared to ($180) thousand for the three months ended September 30, 2005. The market value of securities in the available for sale portfolio increased during the third quarter of 2006 due to slightly lower long-term interest rates. Comprehensive income was $1.1 million for the three months ended September 30, 2006 compared to $268 thousand for the same period in 2005.
COMPARISON OF RESULTS OF OPERATIONS FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 2006 AND 2005
Net income was $970 thousand or $0.43 per basic and diluted earnings per share. This compares to $1.4 million or $0.63 per basic and diluted earnings per share for the same period of 2005. This represents a decline of 30.8%. This decrease was due primarily to an increase in our cost of funds, a decline in the balance of the Bank’s loan portfolio and the related fees and the effect of increased non-interest expenses.
Returns on average equity (“ROE”) and average assets (“ROA”) for the nine months were 3.72% and 0.43%, respectively, compared with 5.28% and 0.62% for nine months 2005.

	Nine months ended September 30,
	2006			2005
	Daily Average		Average	Daily Average		Average
(Dollars in thousands)	Balance	Interest	yield/cost (3)	Balance	Interest	yield/cost (3)
Assets
Interest earning assets:
Investment securities:
Taxable	$64,379	2,459	5.09%	$54,372	2,029	4.98%
Nontaxable	18,960	915	6.44%	19,405	980	6.73%
(tax equivalent basis)
Federal Funds Sold	7,474	271	4.83%	4,552	107	3.13%
Net loans (including nonaccrual loans)	186,760	9,398	6.71%	198,301	9,056	6.09%

Total interest-earning assets	277,573	13,043	6.27%	276,630	12,172	5.87%

All other assets	24,266			23,938

Total assets	$301,839			$300,568

Liabilities and Shareholder’s Equity

Interest-bearing liabilities:
Interest-bearing checking	$42,961	634	1.97%	$42,523	256	0.80%
Savings	66,486	544	1.09%	82,978	453	0.73%
Time, $100,000 and over	13,769	410	3.97%	10,132	212	2.79%
Time, other	70,544	1,950	3.69%	62,455	1,261	2.69%
Other funds purchased	21,025	758	4.81%	21,734	722	4.43%

Total interest-bearing liabilities	214,785	4,296	2.67%	219,822	2,904	1.76%

Demand deposits	50,205			43,143
Other liabilities	2,053			2,233
Shareholders’ equity	34,796			35,370

Total Liabilities and Shareholders’ Equity	$301,839			$300,568

Net interest income (tax equivalent basis)		$8,747			$9,268

Interest rate spread (1)			3.60%			4.11%
Net yield on interest-earning assets (2)			4.20%			4.47%
Ratio of average interest-earning assets to average interest-bearing liabilities			129.23%			125.84%

(1)	Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.

(2)	Net yield on interest-earning assets represents net interest income as a percentage of average interest-earning assets.

(3)	Average yields are computed using annualized interest income and expense for the periods.
Interest and dividend income totaled $12.7 million for the nine months ending September 30, 2006. This represents an increase of $892 thousand or 7.5% when compared to the nine months ended September 30, 2005. Adjusted on a fully tax-equivalent (“FTE”) basis, interest income resulted in an average yield of 6.27%. This yield represents an increase of 40 basis points from the first nine months of 2005. The yield increase is a result of the overall increase in market interest rates.
Of the current year increase, $430 thousand relates to increased income resulting from interest on US government agencies and corporate investment securities. This is due to increased level of investment securities in this category. Commercial loan interest increased by $293 thousand during this time period, due to rising rates associated with the loans. Home equity interest increased by $248 thousand due to the positive results of the Bank’s home equity promotion and the affect of rising interest rates. Additionally, as noted in the June 30, 2006 Form 10-Q, interest income was reduced by $145 thousand due to interest related to certain non-accrual loans.

Interest expense was $4.3 million for the nine months ending September 30, 2006. This is an increase of $1.4 million or 47.9% when compared to the nine months ended September 30, 2005. Interest expense resulted in an average cost of 2.67%. This is an increase of 91 basis points from the first nine months of 2005.
The increase year-over-year is directly attributed to rising interest rates. More specifically, interest on certificates of deposits increased $887 thousand or 60.2% during this period, and interest on NOW accounts increased $378 thousand or 147.7% during this period. Adding to the year-over-year increase in interest expense is the fact that the Bank has experienced many customers moving funds from low interest bearing deposit accounts to these higher earning deposit accounts. Compounding this further is the fact that time deposits with balances in excess of $100,000 have experienced an increase of 118 basis points when compared to the 2.79% average cost for the nine months ended September 30, 2005. Additionally, regarding other time deposits, we have experienced an increase of 70 basis points when compared to the 2.99% average cost for the same nine months in 2005.
As a result of the above, net interest income decreased $500 thousand or 5.6% when compared to the same period in 2005. Although year-to-date interest income increased mainly due to higher yields on earning assets (which increased from 5.87% to 6.27%) and the volume of average-earning assets increased from $276.6 million to $277.6 million, these gains were offset by increased year-to-date interest expense that resulted from higher average costs (which increased from 1.76% to 2.67%). As a result, net interest margin declined from 4.47% to 4.20% as of September 30, 2005 and September 30, 2006, respectively.
There was a $40 thousand provision for loan losses for the nine months ended September 30, 2006 compared to $337 thousand for the same period in 2005. The requirement for the reserve in the current year is a result of the effect of various charged off loans. For the nine months ending September 30, 2005, the amount of provision was primarily due to a large commercial loan customer’s financial condition deteriorating during the second quarter of 2005. Commercial loans, which carry higher risk than other types of loans, decreased in volume and real estate loan volume also decreased. Net charge-offs for the nine months ended September 30, 2006 were $87 thousand compared to $18 thousand for the same period in 2005.
Noninterest income was $1.2 million for the nine months ending September 30, 2006. This represents a decrease of 9.3% when compared to the same period in 2005. This decrease is due mainly to securities gains realized in 2005, the effect of the loss on the sale of other real estate owned and a reduced amount of gains on the sale of loans in 2006.
Noninterest expense was $8.5 million for the nine months ending September 30, 2006. This represents an increase of 2.8% against the same period in 2005. This increase is the result of higher marketing expenses, professional & consulting fees, director fees & pension, data processing expenses and the impairment of property owned. The increase in marketing expenditures is fueling a strategic re-alignment of our marketing efforts to target long run benefits from these initiatives. These marketing efforts are undertaken to increase Bank and product identity within the markets we serve. The increase in professional and consulting fees is the result of increased legal fees associated with home equity loans. The increase in director fees & pension is a result of two components. First, in May 2006 we began paying a retainer to the Chairman of the Board and second, the Board of Directors’ pension plan was adjusted to reflect a lower projected rate of return, thus increasing the expense of this plan. The increase in data processing is the affect of increased volume in the number of deposit accounts. Over the past year, the Bank has incurred an increase in the number of deposit accounts, while the average balance for these accounts has declined. As previous mentioned in the Management Discussion and Analysis, we incurred a pre-tax charge of $124 thousand related to the write down of property owned in downtown Wooster, Ohio. Partially offsetting these increases is a reduction in salaries and employee benefits and other expenses. The decrease in other expenses is due to budgetary constraints. While the decrease in salaries and employee benefits is the effect of severance payments made during the first nine months of 2005.
Regarding the separation agreement with Mr. Dolezal that was included in the Form 10-Q for the quarter ended June 30, 2006, the current financial statements reflect a charge of $73 thousand as separation pay. According to the agreement, Mr. Dolezal will retire effective October 31, 2006. We anticipate the expenses related to his separation agreement will result in an additional accrual of $147 thousand by October 31, 2006. At October 31, 2006, there will be accrued severance pay of $220 thousand, in accordance with the separation agreement.
Income tax expense was $155 thousand compared to $290 thousand for the nine months ended September 30, 2005. The federal statutory rate for both years is 34% compared to an effective tax rate of approximately 14% for 2006 and 17% for 2005. The difference is due primarily to lower pretax income in 2006 and the impact of tax-exempt municipal investments.

Net unrealized depreciation on securities available for sale net of reclassification adjustment for realized gains and losses was $102 thousand compared to $866 thousand for the nine months ended September 30, 2005. The market value of securities in the available for sale portfolio decreased during 2006 due primarily to changing interest rates. Comprehensive income was $950 thousand for the nine months ended September 30, 2006 compared to $534 thousand for the same period in 2005.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Management uses an earnings simulation model to assess interest rate sensitivity, which estimates the effect on net income assuming various interest rate changes — or “rate shocks” — such as changes of plus 100 or 200 basis points. At year-end 2005, the model estimated the positive impact on net income of a 100 basis point increase in interest rates over a twelve-month period at 0.8%, compared to a negative impact of 0.9% on September 30, 2006. A positive impact on net income of a 200 basis point increase in interest rates was estimated at 10.6% on December 31, 2005 compared to a positive impact of 6.1% on September 30, 2006. In both the 100 and 200 basis “rate shocks”, the unfavorable variance from December 31, 2005 is a result of our short-term assets repricing more slowly than short-term liabilities. More specifically, this is a result of an increase we have experienced in our certificate of deposit portfolio. As a result of the market and rate environments, funds have shifted away from lower earning checking and savings accounts, into the certificate of deposits. Additionally, many of the new certificates of deposit that are being added to the portfolio reflect those with maturity levels between 125-days to 12-months. Compounding this variance further is the fact that we have experienced a decline in our loan portfolio and this has led to a change in mix of the composition of fixed versus variable rate loans.
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
There were no changes in the Company’s internal controls over financial reporting during the quarter ended September 30, 2006 that materially affected or are reasonably likely to materially affect the Company’s internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings – None

Item 1A.	Risk Factors — There have been no significant changes in the Company’s risk factors as outlined in the Company’s Form 10-K for the period ending December 31, 2005.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds — None

Item 3.	Defaults Upon Senior Securities — None

Item 4.	Submission of Matters to a Vote of Security Holders – None

Item 5.	Other Information – None

Item 6.	Exhibits

Exhibit No.		If incorporated by Reference,
Under Reg.		Documents with Which Exhibit
S-K, Item 601	Description of Exhibits	Was Previously Filed with SEC
(3.1)	Amended Articles of Incorporation	Annual Report 10-K filed 3/26/04 File No. 000-14773

(3.2)	Code of Regulations	Annual Report 10-K filed 3/26/04 File No. 000-14773

(10.1)	Directors Defined Benefit Plan Agreement	Annual Report 10-K filed 3/29/01 File No. 000-14773

(10.2)	Special Separation Agreement entered into with Charles Dolezal and Kenneth VanSickle	Annual Report 10-K filed 3/29/01 File No. 000-14773

(10.3)	Form of Special Separation Agreement entered into with Marc Valentin	Quarterly Report 10-Q filed 11/15/04 File No. 000-14773

(10.4)	Separation and Release Agreement entered into by Mr. Charles Dolezal and National Bancshares Corporation and First National Bank	Quarterly Report 10-Q filed 8/14/06 File No. 000-14773

(11)	Computation of Earnings per Share	See Consolidated Statements of Income and Comprehensive Income, Page 4

(31.1)	Certification

(31.2)	Certification

(32)	Certification
No other exhibits are required to be filed herewith pursuant to Item 601 of Regulation S-K.

Signatures
          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

National Bancshares Corporation
Date: November 14, 2006	/s/ David C. Vernon
David C. Vernon, President

Date: November 14, 2006	/s/ Marc Valentin
Marc Valentin, Sr. EVP & Treasurer
(Principal Financial Officer)