Form 10-K
period 2006-12-31
NATIONAL BANCSHARES CORP /OH/
filed 2007-03-23
CIK 790362

United States SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
Annual Report
Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
for the fiscal year ended: December 31, 2006
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
Large accelerated filer ☐            Accelerated filer ☐            Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
     State the aggregate market value of the voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: based on the average of the bid and asked prices on June 30, 2006, the aggregate market value of National Bancshares Corporation stock held by non-affiliates was $51,058,051.
     Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date: National Bancshares Corporation’s only class is common stock, without par value, of which 2,234,488 shares were outstanding on March 8, 2007.
Documents Incorporated by Reference
     Portions of the registrant’s annual report to shareholders for the fiscal year ended December 31, 2006 are incorporated by reference in Part II. Portions of the registrant’s definitive proxy statements for the 2007 Annual Meeting of Shareholders are incorporated by reference in Part III of this report.

i

Item 1 – Business
     Forward-looking Statements. This document contains forward-looking statements – as that term is defined in the Private Securities Litigation Reform Act of 1995 – about National Bancshares Corporation (“National Bancshares”) and its subsidiary First National Bank. Information incorporated in this document by reference, future filings by National Bancshares on Form 10-Q and Form 8-K, and future oral and written statements by National Bancshares and its management may also contain forward-looking statements. Forward-looking statements include statements about anticipated operating and financial performance, such as loan originations, operating efficiencies, loan sales, charge-offs and loan loss provisions, growth opportunities, interest rates and deposit growth. Words such as “may,” “could,” “should,” “would,” “believe,” “anticipate,” “estimate,” “expect,” “intend,” “project,” “plan,” and similar expressions are intended to identify these forward-looking statements.
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
     Company Milestones. National Bancshares and First National Bank’s history spans more than 125 years. Some of the milestones are:

1881	First National Bank is chartered under the name “Orrville Banking Company”
1902	the Bank’s name is changed to “Orrville National Bank”
1933	the Bank is reorganized and renamed once again, the “National Bank of Orrville”
1965	on May 12 the Bank opens its first branch, on West High Street
1968	on February 1 the Bank merges with the First National Bank of Dalton, becoming the “First National Bank Orrville-Dalton”
1969	on November 1 the Bank merges with the Bank of Mt. Eaton Company

1972	on January 1 the Farmers and Merchants Bank Company of Smithville merges with the Bank, and changes its name to “First National Bank”
1975	on July 5 the Bank opens its Midway office in Apple Creek
1978	the Bank opens a drive-through only office (Northside) in Orrville on September 18
1986	National Bancshares Corporation becomes the holding company for First National Bank on June 2
1989	the Bank enters Medina County with the purchase of its Lodi office on April 14
1994	on December 16 the Bank establishes its second Medina County office with the purchase of the Seville branch
1999	the Bank opens its Cleveland Road office in the city of Wooster on April 19
2002	the acquisition of Peoples Financial Corporation and its subsidiary, Peoples Federal Savings and Loan Association of Massillon, is completed on April 3, adding three more banking offices, our first offices in Stark County
2005	the Bank closes its MarketPlace office in the city of Massillon on May 31 and opens its Burbank Road office in the city of Wooster on June 30
2006	First National Bank celebrates its 125 year anniversary
     Market Area. National Bancshare’s sole banking subsidiary is First National Bank (“Bank”). The Bank operates 14 offices in Wayne, Medina, and Stark Counties. Wayne County generally, and more specifically the city of Orrville and its other municipalities in the northeastern quadrant of Wayne County, constitutes the center of the Bank’s market, extending from there to most of Wayne County, the southern portion of Medina County to the north, western Stark County to the east, and the northeastern portion of Holmes County to the south. With their dense urban populations and wide-ranging industries, including many service, manufacturing, retail and other establishments of all sizes, the cities of Cleveland in Cuyahoga County, Akron in Summit County, and Canton in Stark County lie in a crescent just beyond the northern and eastern ends of the Bank’s market area. The Bank occupies a much more rural area with a significantly lower population density and less industrial diversity, and with a significantly higher proportion of small farm and related agricultural enterprises. Wayne County is largely rural. Holmes County is virtually entirely rural, with a large percentage of Amish and Mennonite inhabitants. The portions of Stark and Medina Counties occupied by the Bank are somewhat less urban than the remainder of the historically urban and industrial Stark County and the remainder of Medina County, which has been growing very rapidly for many years because of its increasingly close association with urban centers in Cleveland and Akron.
     The April 2002 merger with Peoples Federal Savings and Loan Association of Massillon added three offices in western Stark County – all located in Massillon – to the Bank’s 11 offices in Wayne and Medina Counties. First National Bank had already been serving western Stark County, but without a branch presence. Massillon is the largest urban center in the Bank’s market, with a population of slightly more than 32,100 according to the 2004 estimate by Ohio Department of Development (www.odod.state.oh.us/research) data, followed by Wooster in Wayne County, with a population of approximately 25,600, and the city of Orrville in Wayne County, with a population just under 9,000. The total population of the Bank’s market area is estimated to be between 175,000 and 225,000, but a more precise figure is difficult to determine because the Bank’s market area does not necessarily correspond with the geographic and political boundaries employed when population data are compiled and reported. Of the counties that make up the Bank’s market area, Holmes, Medina and Wayne benefit from an unemployment rate that is less than the state average, which was 5.4% according to 2006 Ohio Department of Job and Family Services (available at lmi.state.oh.us). The unemployment rates at December 2006 are 4.8% in Medina County, 4.5% in Wayne County, and 3.7% in Holmes County. Meanwhile, Stark County has an unemployment rate of 5.7% at December 2006. Major employers in the four counties include various hospitals, the College of Wooster, JM Smucker Company, and LuK USA, LLC in Wayne County, Diebold Inc., Hoover Co., Timken, and various hospitals in Stark and Wayne Counties, as well as local and county government employers throughout the four counties. According to the Ohio Department of Development, manufacturing industries are the dominant employers in Wayne and Holmes Counties, dominated only slightly by the services and trade industries in Stark and Medina Counties. (Ohio County Profiles, Ohio Department of Development, Office of Strategic Research, available at www.odod.state.oh.us/research).

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
     Competition. The market in which we operate is intensely competitive. Offering checking and savings accounts, certificates of deposit, personal loans, loans to businesses and professionals, installment loans, safety deposit boxes, and credit cards, we compete with other banks and savings institutions, many of which are significantly larger than First National Bank and have greater financial, staff, and other resources and higher lending limits. Insurance companies, consumer finance companies, credit unions, mortgage banking companies, commercial finance and leasing companies, money market mutual funds, and securities firms also provide many of the financial services we offer. We face competition both in making loans and in attracting deposits. Competition generally is based on interest rates and other credit and service charges, the quality of services rendered, the ability to react and respond to customer requirements, the convenience of banking hours and branch locations, the range and type of products offered and, in the case of loans to larger commercial borrowers, lending limits, among other factors. We do not have trust powers and therefore do not offer trust services. We seek to take competitive advantage of First National Bank’s local orientation and community banking profile, competing for loans principally through our responsiveness to customers, our ability to communicate effectively with them, and our ability to understand and address their needs. We compete for deposits principally by offering customers personal attention, a variety of banking services, attractive rates, and strategically located banking facilities. Our goal is to provide high quality banking service to professionals, small and mid-sized businesses and individuals, emphasizing quick and flexible responses to customer demands, while providing a personalized touch.
     The dominant institutions in Wayne, Stark, and Medina Counties are offices of significantly larger banking institutions, some of which have a statewide, multi-state, and even national presence. These competitors are more geographically diversified than First National Bank, meaning they are less vulnerable to adverse changes in our local economy. And many of these institutions offer services that we do not or cannot provide in a cost-effective manner. Likewise, some competitors are not subject to the same kind and amount of regulatory restrictions and supervision to which a national bank is subject. Because First National Bank is smaller than many commercial lenders in its market, occasionally, we are prevented from making commercial loans in amounts competitors can offer. First National Bank accommodates loan volumes in excess of its lending limits from time to time through the sale of loan participations to other banks.
     The share of deposits held by a particular banking institution relative to all other banking institutions in a particular market is not the only, but it is perhaps the most readily identifiable, indicator of a bank’s market share. As a percent of all deposits held by FDIC-insured banks and savings associations in the county, according to FDIC data available on the FDIC’s website (www.fdic.gov) one institution had a market share exceeding 24% in all three counties as of June 30, 2006. Based on the FDIC’s June 30, 2006 deposit data, First National Bank had a 13.4% share of deposits in Wayne County (ranking 3rd of 10 FDIC-insured institutions), 1.0% in Stark County (11th of 15), and 1.4% in Medina County (14th of 18). We have no offices in Holmes County. At the time of the April 2002 merger of Peoples Federal Savings and Loan Association of Massillon into First National Bank, with a 1.72% market share Peoples Federal ranked 9th among all FDIC-insured institutions in Stark County, its principal market area, according to the FDIC’s June 30, 2001 deposit data.
     The banking industry has been changing for many reasons, including continued consolidation within the banking industry, legislative and regulatory changes, and advances in technology. Congress’ elimination in 1994 of many restrictions on interstate branching could increase competition from large banks headquartered outside of our market. Congress’ repeal in late 1999 of much of the Glass-Steagall Act (which had separated the commercial and investment banking industries) and elimination of the barriers between the banking and insurance industries could make competition even more intense. Because of our smaller size, we may have less opportunity to take advantage of the flexibility offered by that new legislation. With frequent introductions of new technology-driven products and services, the banking industry is undergoing rapid technological changes. To deliver banking products and services more effectively and efficiently, banking institutions are opening in-store branches, installing more automated teller machines (ATMs), and investing in technology to permit telephone, personal computer, and internet banking. In addition to enhancing customer service, the effective use of technology increases efficiency and enables financial institutions to reduce costs. A financial institution’s success is increasingly dependent upon use of technology to provide products and services that satisfy customer demands and to create additional operating efficiencies. Many of our competitors have substantially greater resources to invest in technological improvements, which could enable them to perform various banking functions at lower costs than First National Bank, or to provide products and services that we are not able to provide economically. Although all banks are experiencing the effects of the changing competitive and technological environment, the manner in which banks choose to compete is increasing the gap between large national and super-regional banks, on one hand, and community banks on the other. Large institutions are committed to becoming national or regional “brand names,” providing a broad selection of products at low cost and with advanced technology, while community banks provide most of the same products but with a commitment to personal service and with local ties to the customers and communities they serve.
     Because of the demand for technology-driven products, banks rely increasingly on unaffiliated vendors to provide data processing services and other core banking functions. The use of technology-related products, services, delivery channels, and processes exposes banks to various risks, particularly transaction, strategic, reputation, and compliance risk.
     Lending. Lending practices are governed by the Bank’s Loan Credit Policy, which is approved annually by the board of directors, and by regulations and policies of the Office of the Comptroller of the Currency (“OCC”), the principal federal regulator of national banks. The Loan Credit Policy delegates lending authority to the President & Chief Executive Officer, Senior Vice President & Chief Loan Officer, and all loan officers. The Loan Credit Policy also establishes guidelines for credit types, loan mix, concentration of credit, and credit standards.
     First National Bank makes commercial loans, commercial real estate loans, construction loans, residential mortgage and home equity loans, secured and unsecured consumer installment loans, and credit card loans. A substantial portion of our commercial loans is designated as real estate loans for regulatory reporting purposes because they are secured by mortgages on real property. Loans of that type may be made for the purpose of financing commercial activities, such as accounts receivable, equipment purchases and leasing, but they are secured by real estate to provide the Bank with an extra measure of security. Although these loans might be secured in whole or in part by real estate, they are treated in the discussions to follow as commercial loans. Our consumer installment loans include secured and unsecured loans to individual borrowers for a variety of purposes, including personal, home improvements, and revolving credit lines.
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

     Commercial real estate loans include commercial properties occupied by the proprietor of the business conducted on the premises and income-producing or farm properties. Agricultural loans secured by farmland are a subset of our commercial real estate loan products, whereas we also categorize loans for agricultural production and other loans to farmers as commercial loans (not secured by real estate). The primary risk of commercial real estate loans is loss of income of the owner or occupier of the property or the inability of the market to sustain rent levels. Although commercial and commercial real estate loans generally bear somewhat more credit risk than single-family residential mortgage loans, commercial and commercial real estate loans tend to be higher yielding, tend to have shorter terms, and commonly provide for interest-rate adjustments as prevailing rates change. Accordingly, commercial and commercial real estate loans enhance a lender’s interest rate risk management and, in management’s opinion, promote more rapid asset and income growth than a loan portfolio comprised strictly of residential real estate mortgage loans.
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
     Real estate is commonly a material component of collateral for our loans, including commercial loans. Although the expected source of repayment of these loans is generally the operations of the borrower’s business or personal income, real estate collateral provides an additional measure of security. Risks associated with loans secured by real estate include fluctuating land values, changing local economic conditions, changes in tax policies, and a concentration of loans within a limited geographic area.
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
     Our consumer loans include secured and unsecured loans to individual borrowers for a variety of purposes, including personal, home improvement, revolving credit lines, autos, boats, and recreational vehicles. Historically, we have had minimal indirect lending activity, however over that past year we have become more involved and are looking to increase our involvement in the indirect lending line of business. Unsecured consumer loans generally carry significantly higher interest rates than secured loans.

     Loans and extensions of credit to a single borrower may not exceed 15% of capital, often referred to as the “legal lending limit” or “loans-to-one-borrower limit.” But an additional margin of 10% of capital is permitted for loans fully secured by readily marketable collateral. The Bank can accommodate loan volumes exceeding the legal lending limit by selling participation interests in loans to other banks. As of December 31, 2006, the Bank’s legal lending limit for loans to a single borrower was approximately $4.2 million.
     Loan Solicitation and Processing. Loan originations are developed from a number of sources, including continuing business with depositors, other borrowers and real estate builders, solicitations by bank personnel and walk-in customers.
     When a loan request is made, the Bank reviews the application, credit bureau reports, property appraisals or evaluations, financial information, verifications of income, and other documentation concerning the creditworthiness of the borrower, as applicable to each loan type. The Bank’s underwriting guidelines are set by senior management and approved by the board. The loan policy specifies officers’ loan approval authority, requiring approval by the board’s Executive Committee or the full board for any aggregate borrowing to one customer or related customers of $3.0 million or more or if a loan is rated substandard or below.
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
     Investments – Investment securities provide a return on residual funds after lending activities. Investments may be in corporate securities, U.S. Government and agency obligations, state and local government obligations and mortgage-backed securities. The Bank generally does not invest in securities that are rated less than investment grade by a nationally recognized statistical rating organization. All securities-related activity is reported to the Bank’s board of directors. General changes in investment strategy are required to be reviewed and approved by the board. The President & Chief Executive Officer and the Senior Vice President & Chief Financial Officer can purchase and sell securities in accordance with the Bank’s stated investment policy.
     Sources of Funds – Deposit Accounts. Deposit accounts are a major source of funds for the Bank. The Bank offers a number of deposit products to attract both commercial and regular consumer checking and savings customers, including regular and money market savings accounts, NOW accounts, and a variety of fixed-maturity, fixed-rate certificates with maturities ranging from seven days to 48 months. These accounts earn interest at rates established by management based on competitive market factors and management’s desire to increase certain types or maturities of deposit liabilities. The Bank also provides debit cards, gift cards, travel cards, travelers’ checks, official checks, money orders, ATM services, and IRA accounts.

     Borrowings. Deposits and repayment of loan principal are the Bank’s primary sources of funds for lending activities and other general business purposes. However, when the supply of lendable funds or funds available for general business purposes cannot satisfy the demand for loans or general business purposes, the Bank can obtain funds from the Cincinnati Federal Home Loan Bank (FHLB). In addition to borrowing from the FHLB on a term-loan basis, the Bank has a line of credit with the FHLB that allows the Bank to borrow in an amount based on a percentage of the Bank’s pledged eligible mortgages. All or substantially all of the Bank’s entire mortgage loans are pledged to the FHLB. As of December 31, 2006, the Bank had additional borrowing capacity of approximately $51 million from the FHLB. Interest is payable monthly, and the line of credit is secured by a blanket pledge collateral agreement. First National Bank also has access to credit through the Federal Reserve Bank of Cleveland and other funding sources.
     Personnel – As of December 31, 2006, First National Bank had 132 full-time equivalent employees. A collective bargaining group represents none of the employees. Management considers its relations with employees to be excellent.
     Minority Ownership of a Title Insurance Agency – First National Bank owns 49% of the stock of First Kropf Title, L.L.C., a title insurance agency whose majority owner is Kropf, Wagner, Hohenberger & Lutz, L.L.P., a law firm in which a director and Chairman of the Board of Directors of National Bancshares and the Bank – Mr. John W. Kropf – is an owner. In many mortgage transactions, the Bank selects the firm that will provide title insurance services, but the mortgage borrower ordinarily pays the costs. First Kropf Title, L.L.C. is not the only title insurance agency used by the Bank, but First Kropf Title, L.L.C. derives all or substantially all of its business through referrals from the Bank.
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
     National Bancshares Corporation is a bank holding company within the meaning of the Bank Holding Company Act of 1956. As such, National Bancshares is subject to regulation, supervision, and examination by the Board of Governors of the Federal Reserve System, acting primarily through the Federal Reserve Bank of Cleveland. National Bancshares is required to file annual reports and other information with the Federal Reserve. First National Bank is a national bank, regulated primarily by the Office of the Comptroller of the Currency (“OCC”) and secondarily by the FDIC.
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
     Federal Deposit Insurance. The FDIC insures deposits of banks, savings banks, and savings associations, and it safeguards the safety and soundness of the banking industry. Two separate insurance funds are maintained and administered by the FDIC. In general, bank deposits are insured through the Bank Insurance Fund. Deposits in savings associations are insured through the Savings Association Insurance Fund. In 2006, legislation to reform the FDIC was signed into law allowing for the two deposit insurance funds to be merged as one fund (the new Deposit Insurance Fund) and created provisions to increase coverage for retirement accounts from $100,000 to $250,000.
     As an FDIC-insured institution, deposits in the Bank are insured to a maximum of $100,000 per depositor (maximum of $250,000 per depositor for retirement accounts). The banks are required to pay deposit insurance premium assessments to the FDIC. In general terms, each institution is assessed insurance premiums according to how much risk to the insurance fund the institution represents. Well-capitalized institutions with few supervisory concerns are assessed lower premiums than other institutions. Deposit insurance premium currently ranges from zero for the highest-rated institutions to $0.27 per $100 of domestic deposits for lowest-rated institutions.
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
     The banking agencies have also established a minimum leverage ratio of 3%, which represents Tier 1 capital as a percentage of total assets, less intangibles. However, for all but the most highly rated banks and bank holding companies, the banking agencies expect an additional margin of at least 100 to 200 basis points. At December 31, 2006, the bank was in compliance with all regulatory capital requirements. Actual and required capital amounts and ratios are presented elsewhere, specifically in Note 13 of National Bancshares Corporation’s audited financial statements for the year ended December 31, 2006.
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
     Community Reinvestment Act. Under the Community Reinvestment Act of 1977 (“CRA”) and implementing regulations of the banking agencies, a financial institution has a continuing and affirmative obligation – consistent with safe and sound operation – to respond to the credit needs of its entire community, including low- and moderate-income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions, nor does it limit an institution’s discretion to develop the types of products and services it believes are best suited to its particular community. The CRA requires that bank regulatory agencies conduct regular CRA examinations and provide written evaluations of institutions’ CRA performance. The CRA also requires that an institution’s CRA performance rating be made public. CRA performance evaluations are based on a four-tiered rating system: Outstanding, Satisfactory, Needs to Improve and Substantial Noncompliance. Over the 27 years that the CRA has existed, banking institutions – particularly the largest banks and savings associations – have faced increasingly difficult regulatory obstacles and public interest group objections in connection with their regulatory applications, including institutions that have received the highest possible CRA ratings.
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
     Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act of 2002 addresses accounting oversight and corporate governance matters, and, among other things: (a) required executive certification of financial presentations, (b) increased requirements for board audit committees and their members, (c) enhanced disclosure of controls and procedures and internal control over financial reporting, (d) enhanced controls on, and reporting of, insider trading and (e) increased penalties for financial crimes and forfeiture of executive bonuses in certain circumstances.
     The legislation and its implementing regulations have resulted in increased costs of compliance, including certain outside professional costs. To date these costs have had a significant impact on our operations, which have included costs to add regulatory support personnel and costs to ensure effectiveness of internal controls and testing.
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
     Concentration of service area could negatively affect financial performance. A concentration of credit risk can arise with respect to loans and deposits. As of December 31, 2006, the Bank’s deposit and lending market area is concentrated in Wayne, Stark, Medina, and Holmes Counties in Northeastern Ohio. Because of the concentration of deposits and loans in these four counties, in the event of adverse economic conditions, National Bancshares and First National Bank could experience more difficulty in attracting deposits and experience higher rates of loss and delinquency on its loans than if the loans were more geographically diversified. Adverse economic conditions in this region of Ohio may reduce demand for credit of fee-based products and could negatively affect real estate and other collateral values, interest rate levels, and the availability of credit to refinance loans at or prior to maturity.
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
     National Bancshares Corporation common stock is thinly traded. It is therefore susceptible to wide price swings. National Bancshares common stock is not traded or authorized for quotation on any exchanges or on NASDAQ. National Bancshares common stock is traded on the OTC Bulletin Board® under the ticker symbol “NBOH,” but trading volume is low. Thinly traded, illiquid stocks are more susceptible to significant and sudden price changes than stocks that are widely followed by the investment community and actively traded on an exchange or NASDAQ. The liquidity of the common stock depends upon the presence in the marketplace of willing buyers and sellers.
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
Item 1b – Unresolved Staff Comments
     We have not received any comments from the staff of the Securities and Exchange Commission about our periodic and current reports within the last 180 days and, accordingly, we do not have any unresolved comments from the staff.
Item 2 – Properties
     First National Bank operates thirteen full service offices and one limited service office in a market area comprising most of Wayne County, western Stark County, northeastern Holmes County and southern Medina County. The Bank’s offices, all of which are owned by First National Bank except as indicated, are –

		Net Book Value
Location	County	(Dollars in Thousands)

Main Office:
112 West Market Street	Wayne	$352
Orrville, Ohio 44667
Other Offices:

12 West Main Street	Wayne	$109
Dalton, Ohio 44618

1320 West High Street	Wayne	$86
Orrville, Ohio 44667

4934 Kidron Road	Wayne	$854
Kidron, Ohio 44636

153 East Main Street	Wayne	$61
Smithville, Ohio 44677

15974 East Main Street	Wayne	$32
Mt. Eaton, Ohio 44659

U.S. Route 30 at County Road 44	Wayne	$95
7227 Lincoln Way East Apple Creek, Ohio 44606

1720 North Main Street	Wayne	$70
Orrville, Ohio 44667

1725 Cleveland Road	Wayne	$543
Wooster, Ohio 44691

4192 Burbank Road	Wayne	$899
Wooster, Ohio 44691

		Net Book Value
Location	County	(Dollars in Thousands)

211 Lincoln Way East	Stark	$664
Massillon, Ohio 44646

2312 Lincoln Way N.W.	Stark	$390
Massillon, Ohio 44647

51 Massillon Marketplace Drive S.W.	Stark	$8
Massillon, Ohio 44646
(cash ATM only)
(leased location)

106 Ainsworth Street	Medina	$312
Lodi, Ohio 44254

121 Greenwich Road	Medina	$18
Seville, Ohio 44667
(leased facility)
     At December 31, 2006 the net book value of the Bank’s investment in premises and equipment totaled $5.5 million. The Bank’s electronic data processing functions are performed under contract with an electronic data processing services firm that performs services for financial institutions throughout the Midwest.
Item 3 – Legal Proceedings
     From time to time the Bank is involved in various legal proceedings that are incidental to its business. In the opinion of management, based upon information currently available to us, no current legal proceedings are material to the financial condition of National Bancshares or the Bank, either individually or in the aggregate and are not likely to have a material adverse effect on our consolidated financial position, results of operations or cash flows. This statement represents a forward-looking statement under the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from management’s opinion based on a variety of factors, including the uncertainties involved in the proof of legal and factual matters in legal proceedings.
Item 4 – Submission of Matters to a Vote of Security Holders
     No matters were submitted to a vote of National Bancshares’ shareholders during the fourth quarter of 2006.

Part II
Item 5 – Market for Registrant’s Common Equity and Related Stockholder Matters
     Incorporated by reference to “Price Range of Common Stock” appearing on page 50 of National Bancshares Corporation’s Annual Report 2006. National Bancshares had 929 shareholders of record as of March 6, 2007.
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
     National Bancshares Corporation has no compensation plans under which equity securities are authorized for issuance. No equity securities of National Bancshares were sold by it during 2006.
     Issuer Purchase of Equity Securities
     We did not repurchase any of our securities during the year ended December 31, 2006.
Item 6 – Selected Financial Data
     Incorporated by reference to “Selected Financial Data” appearing on pages 5 and 6 of National Bancshares Corporation’s Annual Report 2006.
Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations
     Incorporated by reference to “Financial Review” appearing on pages 7 through 25 of National Bancshares Corporation’s Annual Report 2006.
Item 7A – Quantitative and Qualitative Disclosures About Market Risk
     Information concerning the interest-rate risks to which First National Bank’s assets and liabilities are exposed is contained in “Financial Review” appearing on pages 7 through 25 of National Bancshares Corporation’s Annual Report 2006.
Item 8 – Financial Statements and Supplementary Data
     The Consolidated Financial Statements and the Report of Independent Auditors are incorporated by reference from pages 26 through 48 of National Bancshares Corporation’s Annual Report 2006.
Item 9 – Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
     No changes in or disagreements with the independent accountants have occurred in the two most recent fiscal years or since the end of December 31, 2006.

Item 9A – Controls and Procedures
     With the participation of the President, and the Treasurer and Chief Financial Officer, management carried out an evaluation of the effectiveness of the design and operation of National Bancshares’ disclosure controls and procedures as of the end of 2006. Based upon that evaluation, the President and the Treasurer and Chief Financial Officer concluded that as of December 31, 2006 National Bancshares’ disclosure controls and procedures were effective (1) to ensure that information required to be disclosed by National Bancshares in reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (2) in timely alerting them to material information of National Bancshares (including First National Bank) required to be included in this annual report on Form 10-K. During the fourth quarter of 2006 there were no changes in National Bancshares’ internal controls over financial reporting that have materially affected or are reasonably likely to affect National Bancshares’ internal controls over financial reporting.
Item 9B – OTHER INFORMATION
None

Part III
Item 10 – Directors, Executive Officers and Corporate Governance
     Information concerning the directors of National Bancshares is incorporated by reference from pages 3 and 4 of the definitive proxy statement for the 2007 annual meeting of shareholders, filed or to be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2006. Disclosure by National Bancshares about directors’ and executive officers’ compliance with Section 16(a) of the Securities Exchange Act of 1934 appears on page 16 of the proxy statement for the 2007 annual meeting, and it is incorporated herein by reference.
     The executive officers of National Bancshares are -

Name	Age	Position
David C. Vernon	66	President and Chief Executive Officer of National Bancshares Corporation and First National Bank. He serves as a director and Vice-Chairman of Central Federal Corporation and its wholly owned subsidiary CFBank, a federally chartered savings association headquartered in Fairlawn in Summit County, Ohio. He served as Chairman of Central Federal Corporation and CFBank from January 2003 until January 1, 2006. He also served as Central Federal Corporation’s and CFBank’s Chief Executive Officer in 2003 and 2004 and as President of both companies from March 2003 to January 2005. Before joining Central Federal and CFBank, he was Chairman, President and Chief Executive Officer of Founders Capital Corporation in Akron, Ohio from September 2002 to February 2003; a Strategic Planning Consultant to Westfield Bank in Westfield, Ohio from May 2000 to July 2002; a Consultant to Champaign National Bank in Urbana, Ohio from July 1999 to April 2002; and a Consultant to First Place Bank in Warren, Ohio from April 1999 to February 2001. In February 1999, Mr. Vernon retired as Chairman, President and Chief Executive Officer of Summit Bank, an Akron-area community bank he founded in January 1991.

Marc Valentin	39	Senior Vice President and Treasurer of National Bancshares Corporation since September 2005 and Senior Vice President and Chief Financial Officer of First National Bank since September 2006. Mr. Valentin served as First National Bank’s Vice President and Controller from September 2005 until September 2006. Additionally, he has served as First National Bank’s Vice President of Human Resources from September 2004 until December 2006. Mr. Valentin is the principal financial and accounting officer. Prior to joining First National Bank, he was a business unit controller for Bekaert-Contours for one year, a manufacturing firm in Orrville, Ohio. Prior to that position, he was the controller for Contours, Ltd., a member of the Bekaert Group for five years.

Kenneth R. VanSickle	60	Senior Vice President and Secretary of National Bancshares Corporation since April 1997. Mr. VanSickle has been a senior loan officer of First National Bank since 1986, currently serving as Senior Vice President and Chief Loan Officer

James A. Huntsberger	45	Vice President of Operations and Cashier of First National Bank since August 2005. Previously, Mr. Huntsberger served as asset and liability manager, internal auditor and credit analyst of First National Bank.

Tammy L. Starkey	42	Vice President of Compliance, Human Resources and Security since December 2006. Prior to this, in August 2005, Ms. Starkey was appointed Vice President, Risk Management. She served as internal auditor for First National Bank since 2003. Prior to joining First National Bank, she was employed by Dollar Bank and National City Bank in various internal audit and branch management capacities.

Name	Age	Position
Paul G. Kubiak	46	Vice President of Client Services for First National Bank since August 2005. Prior to this, Mr. Kubiak was a business development officer for the Bank since March 2004. Prior to joining the Bank, he served as Manager of Customer Service for Bekaert Contours and Contours, Ltd., a manufacturing firm in Orrville, Ohio.
     There are no family relationships among any of the executive officers.
     National Bancshares has adopted a Code of Business Conduct and Ethics applicable to all of our directors and employees, including the principal executive officer. We have also adopted a Code of Ethical Conduct for the Finance Officers and Finance Department Personnel applicable to all finance department personnel, including our principal executive, financial and accounting officers.
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
Item 11 – Executive Compensation
     Incorporated by reference from pages 7 through 13 of the definitive Proxy Statement for the 2007 annual meeting of shareholders, filed or to be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2006.
Item 12 – Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
     Incorporated by reference from page 2 of the definitive Proxy Statement for the 2007 annual meeting of shareholders, filed or to be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2006.
Item 13 – Certain Relationships and Related Transactions
     Incorporated by reference from pages 15 and 16 of the definitive Proxy Statement for the 2007 annual meeting of shareholders, filed or to be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2006.
Item 14 – Principal Accounting Fees and Services
     Incorporated by reference from pages 16 and 17 of the definitive Proxy Statement for the 2007 annual meeting of shareholders, filed or to be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2006.

Part IV
Item 15 – Exhibits AND Financial Statement Schedules
(a)(1) Financial Statements The following financial statements are included in this document in Item 8:
•	Report of Independent Registered Public Accounting Firm
•	Consolidated Balance Sheets at December 31, 2006 and 2005
•	Consolidated Statements of Income for the Years Ended December 31, 2006, 2005, and 2004
•	Consolidated Statements of Changes in Shareholders’ Equity for the Years Ended December 31, 2006, 2005, and 2004
•	Consolidated Statements of Cash Flows for the Years Ended December 31, 2006, 2005, and 2004
•	Notes to Consolidated Financial Statements
(a)(2) Financial Statement Schedules
     Financial Statement Schedules have been omitted because they are not applicable or the required information is shown elsewhere in the document in the Financial Statements or Notes thereto, or in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section.
(a)(3) Exhibits
See the list of exhibits below
(b) Exhibits Required by Item 601 of Regulation S-K

Exhibit
Number	Description	Location
3.1	Amended Articles of Incorporation	Incorporated by reference to the identically numbered exhibit to the Annual Report on Form 10-K for the fiscal year ended December 31, 2003, filed on March 26, 2004

3.2	Code of Regulations	Incorporated by reference to the identically numbered exhibit to the Annual Report on Form 10-K for the fiscal year ended December 31, 2003, filed on March 26, 2004

10.1*	Directors’ Defined Benefit Plan Agreement	Incorporated by reference to the identically numbered exhibit to the Annual Report on Form 10-K for the fiscal year ended December 31, 2000, filed on March 29, 2001

10.2*	Special Separation Agreement of Charles J. Dolezal, President and Chief Executive Officer	Incorporated by reference to the identically numbered exhibit to the Annual Report on Form 10-K for the fiscal year ended December 31, 2000, filed on March 29, 2001.

10.3*	Special Separation Agreement of Marc Valentin	Incorporated by reference to the identically numbered exhibit on Form 10-Q for the quarter ended September 30, 2004, filed on November 15, 2004.

10.4*	Separation and Release Agreement entered into by Charles J. Dolezal and National Bancshares and First National Bank	Incorporated by reference to the identically numbered exhibit on Form 10-Q for the quarter ended June 30, 2006 filed on August 14, 2006.

10.5*	Employment Agreement entered into by David C. Vernon and National Bancshares and First National Bank	Incorporated by reference on Form 8-K dated December 7, 2006.

10.6*	Special Separation Agreement of Kenneth R. VanSickle	Incorporated by reference to exhibit number 10.2 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2000, filed on March 29, 2001.

(b) Exhibits Required by Item 601 of Regulation S-K (continued)

Exhibit
Number	Description	Location
13	2006 Annual Report to Security Holders	Filed herewith

14.1	Code of Business Conduct and Ethics	Filed herewith

14.2	Code of Ethical Conduct for the Finance Officers And Finance Department Personnel	Filed herewith

21	Subsidiaries	Filed herewith

23	Consent of Crowe Chizek and Company LLC	Filed herewith

31.1	Certification of Chief Executive Officer under Sarbanes-Oxley Act section 302	Filed herewith

31.2	Certification of Chief Financial Officer under Sarbanes-Oxley Act section 302	Filed herewith

32	Certification under Sarbanes-Oxley Act section 906	Filed herewith

*	Management contract or compensatory plan or arrangement

Signatures
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

National Bancshares Corporation

By:	/s/ David C. Vernon

David C. Vernon
President and Chief Executive Officer

Date:	March 20, 2007
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ David C. Vernon	March 13, 2007

David C. Vernon
President, Chief Executive Officer, and Director

/s/ Marc Valentin	March 13, 2007

Marc Valentin, Sr. Vice President & Treasurer
(Principal Accounting and Financial Officer)

/s/ Sara E Steinbrenner Balzarini	March 13, 2007

Sara E. Steinbrenner Balzarini, Director

/s/ John Cook, CPA, Ph. D.	March 13, 2007

John Cook, CPA, Ph. D., Director

/s/ Bobbi E. Douglas	March 13, 2007

Bobbi E. Douglas, Director

/s/ John W. Kropf	March 13, 2007

John W. Kropf, Director

/s/ Steven W. Schmid	March 13, 2007

Steven W. Schmid, Director

/s/ John E. Sprunger	March 13, 2007

John E. Sprunger, Director

/s/ Howard J. Wenger	March 13, 2007

Howard J. Wenger, Director

/s/ Albert W. Yeagley	March 13, 2007

Albert W. Yeagley, Director