Form 10-Q
period 2007-03-31
NATIONAL BANCSHARES CORP /OH/
filed 2007-05-15
CIK 790362

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes☐     No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of May 4, 2007.
Common Stock, Without Par Value: 2,234,488 Shares Outstanding

National Bancshares Corporation

Item 1. Financial Statements
NATIONAL BANCSHARES CORPORATION
CONSOLIDATED BALANCE SHEETS (Unaudited)

	March 31, 2007	December 31, 2006
ASSETS
Cash and due from banks	$11,216,772	$8,955,348
Federal funds sold	9,281,000	9,820,000

Total cash and cash equivalents	20,497,772	18,775,348
Interest bearing deposits with banks	5,000,000	—
Securities available for sale	79,218,572	85,999,869
Federal bank stock	3,120,750	3,120,750
Loans held for sale	90,000	—
Loans, net of allowance for loan losses: March 31, 2007 - $2,019,447; December 31, 2006 - $1,993,077	184,148,127	184,481,374
Premises and equipment, net	5,222,965	5,548,672
Other real estate owned	103,334	103,334
Goodwill	4,722,775	4,722,775
Identified intangible assets	831,383	890,635
Accrued interest receivable	1,458,604	1,750,327
Cash surrender value of life insurance	2,520,925	2,498,708
Other assets	623,839	466,261

Total assets	$307,559,046	$308,358,053

LIABILITIES
Deposits:
Noninterest-bearing	$45,673,810	$44,238,007
Interest-bearing	202,245,969	203,442,690

Total deposits	247,919,779	247,680,697
Repurchase agreements	7,788,067	7,901,666
Federal Reserve note account	369,329	842,819
Federal Home Loan Bank advances	14,000,000	14,000,000
Accrued expenses and other liabilities	2,877,335	3,252,601

Total liabilities	272,954,510	273,677,783

SHAREHOLDERS’ EQUITY
Common stock, no par value; 6,000,000 shares authorized; 2,289,528 shares issued	11,447,640	11,447,640
Additional paid-in capital	4,689,800	4,689,800
Retained earnings	19,830,599	19,901,163
Treasury stock, at cost (55,040 shares)	(1,189,493)	(1,189,493)
Accumulated other comprehensive loss	(174,010)	(168,840)

Total shareholders’ equity	34,604,536	34,680,270

Total liabilities and shareholders’ equity	$307,559,046	$308,358,053

See accompanying notes to consolidated financial statements.

These two columns
calculate automatically
NATIONAL BANCSHARES CORPORATION
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (Unaudited)

	Three months ended
	3/31/07	3/31/06
Interest and dividend income:
Loans, including fees	$3,183,444	$3,123,577
Federal funds sold	149,645	75,520
Securities:
Taxable	842,402	765,529
Nontaxable	176,400	201,074

Total interest and dividend income	4,351,891	4,165,700

Interest expense:
Deposits	1,446,064	1,026,690
Short-term borrowings	78,503	25,327
Federal Home Loan Bank advances	185,005	219,033

Total interest expense	1,709,572	1,271,050

Net interest income	2,642,319	2,894,650
Provision for loan losses	27,000	—

Net interest income after provision for loan losses	2,615,319	2,894,650

Noninterest income:
Checking account fees	222,405	226,728
Visa check card interchange fees	56,880	47,136
Deposit and miscellaneous service fees	37,488	45,916
Securities gains, net	23,918	38,060
Gain on sale of loans	1,555	10,236
Other	68,680	65,914

Total noninterest income	410,926	433,990
Noninterest expense:
Salaries and employee benefits	1,365,466	1,429,080
Data processing	277,365	247,456
Net occupancy	229,009	215,718
Professional and consulting fees	109,468	55,985
Franchise tax	90,000	93,000
Maintenance and repairs	80,710	56,096
Stationary, printing and office supplies	66,398	46,090
Amortization of intangibles	59,252	61,495
Telephone	58,749	60,494
Postage, express and freight	40,233	43,083
Marketing	40,027	129,628
Director fees	38,450	43,450
Dues, subscriptions and fees	33,968	34,996
Director pension	31,690	28,932
Loss on customer accounts	4,844	12,873
Other	146,173	158,343

Total noninterest expense	2,671,802	2,716,719

Income before income tax expense	354,443	611,921
Income tax expense	67,490	103,801

Net income	286,953	508,120

Other comprehensive income (loss):
Unrealized appreciation (depreciation) in fair value of securities available for sale, net of taxes of $(5,469) and $123,746	10,616	(240,212)
Reclassification adjustment for realized (gains) included in earnings, net of taxes of $8,132 and $12,940	(15,786)	(25,120)

Total Other Comprehensive loss, net of taxes	(5,170)	(265,332)

Comprehensive income	$281,783	$242,788

Weighted average common shares outstanding	2,234,488	2,234,488

Basic and diluted earnings per common share	$0.13	$0.23

Dividends declared per common share	$0.16	$0.16

See accompanying notes to consolidated financial statements.

NATIONAL BANCSHARES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

	Three Months Ended March 31,
	2007	2006
Balance at beginning of period	$34,680,270	$34,653,425

Comprehensive income :
Net Income	286,953	508,120
Other Comprehensive income (loss)	(5,170)	(265,332)

Total comprehnsive income	281,783	242,788

Cash dividends declared ($0.16 per share in 2007, and $0.16 per share in 2006)	(357,517)	(357,517)

Balance at end of period	$34,604,536	$34,538,696

See accompanying notes to consolidated financial statements.

NATIONAL BANCSHARES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	3/31/07	3/31/06
Net Cash From Operating Activities	$48,143	$448,903

Cash Flows From Investing Activities:
Net change in interest-bearing deposits with banks	(5,000,000)	—
Securities Available for Sale
Proceeds from Maturities and Repayments	2,802,934	1,092,175
Proceeds from Sales	14,835,639	278,313
Purchases	(10,811,279)	(2,960,312)
Capital Expenditures	(6,434)	(68,023)
Proceeds from sale of Premises and Equipment	211,000
Proceeds on the sale of Other Real Estate Owned	—	75,876
Net Change in Loans to Customers	347,945	4,091,959

Net Cash From Investing Activities	2,379,805	2,509,988

Cash Flows from Financing Activities:
Net Change in Demand and Savings Accounts	945,615	(8,965,057)
Net Change in Time Deposits	(706,533)	4,656,962
Net Change in Short-Term Borrowings	(587,089)	2,742,029
Dividends Paid	(357,517)	(357,518)

Net Cash From Financing Activities	(705,524)	(1,923,584)

Net Change in Cash and Cash Equivalents	1,722,424	1,035,307

Beginning Cash and Cash Equivalents	18,775,348	19,765,160

Ending Cash and Cash Equivalents	$20,497,772	$20,800,467

Supplemental Disclosures
Cash Paid for Interest	$1,690,658	$1,197,816
Cash Paid for Income Taxes	$175,000	$13,372
Non-cash transfer from Loans to Other Real Estate Owned	$—	$134,163
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
The consolidated balance sheet as of March 31, 2007, the consolidated statements of income and comprehensive income, the condensed consolidated statements of changes in shareholders’ equity and the condensed consolidated statements of cash flow for the three month periods ended March 31, 2007 and 2006, have been prepared by the Company without audit. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.
The consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q, but do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These statements should be read in conjunction with the consolidated financial statements and footnotes in the Company’s annual report on Form 10-K for the year ended December 31, 2006. Operating results for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.
Use of Estimates — To prepare financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions based on available information. These estimates and assumptions effect the amounts reported in the financial statements and the disclosures provided, and actual results could differ. The allowance for loan losses, fair values of financial investments and carrying value of intangible assets are particularly subject to change.
Reclassifications — Certain items in the prior year financial statements were reclassified to conform to the current presentation.
FASB Interpretation 48- National Bancshares Corporation adopted FASB Interpretation 48, Accounting for Uncertainty in Income Taxes(FIN 48) as of January 1, 2007. A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The adoption had no affect on National Bancshares Corporation’s financial statements.
National Bancshares Corporation and its subsidiary are subject to U.S. federal income tax as well as income tax of the state of Ohio. National Bancshares Corporation is no longer subject to examination by taxing authorities for years before 2002. National Bancshares Corporation does not expect the total amount of unrecognized tax benefits to significantly increase in the next twelve months.
National Bancshares Corporation recognizes interest and/or penalties related to income tax matters in income tax expense. National Bancshares Corporation did not have any amounts accrued for interest and penalties at January 1, 2007.

FASB 159
In February of 2007, the FASB issued Statement of Financial Accounting Standards No. 159 (“SFAS 159”), The Fair Value Option for Financial Assets and Financial Liabilities, which gives entities the option to measure eligible financial assets, and financial liabilities at fair value on an instrument by instrument basis, that are otherwise not permitted to be accounted for at fair value under other accounting standards. The election to use the fair value option is available when an entity first recognizes a financial asset or financial liability. Subsequent changes in fair value must be recorded in earnings. This statement is effective as of the beginning of a company’s first fiscal year after November 15, 2007. National Bancshares Corporation is in the process of analyzing the potential impact of SFAS 159.

Note 2 — Securities
Securities consist of the following at March 31, 2007 and December 31, 2006:

		Gross	Gross
	Fair Value	Unrealized	Unrealized
		Gains	Losses
March 31, 2007
Available for Sale:
U.S. Government and federal agency	$16,906,594	$13,162	$(154,692)
State and municipal	17,027,171	289,709	(53,545)
Corporate bonds and notes	23,912,847	77,886	(409,350)
Mortgage backed	21,371,960	21,944	(48,765)

Total available for sale	$79,218,572	$402,701	$(666,352)

		Gross	Gross
	Fair Value	Unrealized	Unrealized
		Gains	Losses
December 31, 2006
Available for Sale:
U.S. Government and federal agency	$29,379,878	$68,809	$(225,649)
State and municipal	17,394,676	330,243	(45,312)
Corporate bonds and notes	27,269,931	131,836	(440,930)
Mortgage backed	11,955,384	3,806	(78,621)

Total available for sale	$85,999,869	$534,694	$(790,512)

Sales of available for sale securities were as follows:

	March 31, 2007	March 31, 2006
Proceeds	14,835,639	278,313
Gross gains	23,918	38,060
Gross losses	—	—
Gross gains from calls	—	—
The tax provision related to these net realized gains was $8,132 and $12,940, respectively.
The Corporation transferred all state and municipal investment securities with a carrying value of $16,831,272, previously classified as held to maturity to available for sale as of November 30, 2006. The portfolio was reclassified to available for sale to more effectively manage investment securities and to be in a better position to react to market conditions. On a going forward basis, management does not intend to classify any securities as held to maturity. The unrealized gain on the securities transferred from held to maturity to available for sale totaled $263,344. Due to this transaction, the Corporation’s equity and comprehensive income, net of tax, increased $173,807.

Note 3 — Loans
Loans at March 31, 2007 and December 31, 2006 were as follows:

	March 31, 2007		December 31, 2006
	Balance	Percent	Balance	Percent
Collateralized by real estate:
Commercial	$44,557,524	23.9%	$45,737,347	24.5%
Residential	86,472,629	46.3%	86,651,803	46.3%
Home Equity	19,037,701	10.2%	19,383,373	10.4%
Construction	6,841,077	3.7%	6,078,670	3.3%

	156,908,931	84.1%	157,851,193	84.4%

Other:
Consumer	8,858,769	4.8%	7,522,087	4.0%
Commercial	17,875,324	9.6%	18,518,891	9.9%
Credit Cards	1,461,406	0.8%	1,520,995	0.8%
Other	1,549,812	0.7%	1,609,396	0.9%

	186,654,242	100.0%	187,022,562	100.0%

Unearned and deferred income	(486,668)		(548,111)
Allowance for loan losses	(2,019,447)		(1,993,077)

Total	$184,148,127		$184,481,374

The activity in the allowance for loan losses for the periods indicated during 2007 and 2006 was as follows:

	For the Three Months Ended
	March 31,
	2007	2006
Beginning balance	$1,993,077	$1,902,828
Provision for loan losses	27,000	—
Loans charged-off	(12,896)	(48,124)
Recoveries	12,266	3,103

Ending balance	$2,019,447	$1,857,807

Impaired loans at March 31, 2007 and December 31, 2006 were as follows:

	3/31/07	12/31/06
Loans with no allocated allowance for loan losses	$—	$—
Loans with allocated allowance for loan losses	2,998,874	1,731,843
Amount of the allowance for loan losses allocated	465,668	415,264

	For three months ended
	3/31/07	3/31/06
Average of impaired loans	$3,125,985	$1,060,735
Interest income recognized during impairment	—	7,081
Cash-basis interest income recognized	—	7,081
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
GENERAL
The Company’s results of operations are dependent primarily on net interest income, non-interest income and its ability to control costs. Net interest income the difference (“spread”) between the interest income earned on loans and securities and the cost of funds, consisting of interest paid on deposits and borrowed funds. The interest rate spread is affected by regulatory, economic and competitive factors that influence interest rates, loan demand and deposit flows. The Company’s net income is also affected by, among other things, loan fee income, provisions for loan losses, service charges, gains on loan sales, operating expenses and franchise and income taxes. The Company’s operating expenses principally consist of employee compensation and benefits, occupancy and other general and administrative expenses. The Company’s results of operations are also significantly affected by general economic and competitive conditions, particularly changes in market interest rates, government policies and actions of regulatory authorities. Additionally, future changes in applicable laws, regulations or government policies may also materially impact the Company.
MANAGEMENT STRATEGY
The Company is a community-oriented financial institution offering a variety of financial services to meet the needs of the communities it serves. The Company attracts deposits from the general public and uses such deposits, together with borrowings and other funds, primarily to originate commercial and commercial real estate loans, single-family and multi-family residential mortgage loans, home equity loans and lines of credit and consumer loans.
During the first quarter of 2007, the Company continued to execute a plan, which was implemented in December 2006. The plan focuses on four critical areas. These areas are first; enhancing services for depositor clients, second; strengthening compliance, third; enhancing the Company’s ability to originate loan assets and fourth; reducing costs.
Since implementing the plan, every process and procedure used to serve clients is under review and being revised. The effectiveness of the Company’s compliance program has been reviewed and strengthened. Loan administration has been reviewed and strengthened and the foundation is being built to support loan asset generation. Costs reductions have been realized primarily through reduced salaries and wages which have been reduced by $719 thousand, on an annualized basis. Thirty full time equivalent positions have been eliminated almost entirely through attrition.
Loans, net of allowance for loan losses decreased $333 thousand or .2% in the first three months of 2007 and totaled $184.1 million at March 31, 2007. The decline negatively impacted the Company’s net interest income which decreased $252 thousand or 8.7% and totaled $2.6 million for the three months ended March 31, 2007 compared to $2.9 million for the prior year period.
Net interest income in the first quarter of 2007 was also impacted by increased interest expense on deposits as deposit clients sought higher yields by moving funds from checking and savings accounts to Certificates of Deposit and lower cost Certificates repriced at higher interest rates as they matured. Interest expense on deposits increased $419 thousand or 40.8% from $1 million in the first quarter of 2006 to $1.4 million on the first quarter on 2007.

Favorably impacting profitability was the $45 thousand decline in total non interest expense which was primarily caused by reduced marketing expense and salaries and employee benefits. Marketing expense was reduce as a result of management’s decision to focus on reengineering operating processes to improve customer service rather than under delivering on customer service. Salaries and employee benefits expenses were lower because of the effort to reduce staffing levels. This reduction in total non interest expense was offset in part by increases in other non interest expense areas such as data processing costs and professional and consulting fees. The increase in professional and consulting fees is the result of retaining consulting services in March 2007 to assist with efforts to bring about further cost reductions and increases in non interest income.
Office of the Controller of the Currency (“OCC”) regulations requires banks to maintain certain minimum levels of regulatory capital. Additionally, the regulations establish a framework for the classification of banks into five categories: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. Generally, an institution is considered well-capitalized if it has a core (Tier 1) capital ratio of at least 5.0% (based on adjusted total assets); a core (Tier 1) risk-based capital ratio of a least 6.0%; and a total risk-based capital ratio of at least 10.0%. The Bank had capital ratios above the well-capitalized levels at March 31, 2007 and December 31, 2006.
The Company is not aware of any market or institutional trends, events or uncertainties that are expected to have a material effect on liquidity, capital resources or operations or any current recommendations by its regulators which would have a material effect if implemented.
OVERVIEW
Earnings per share for the first quarter of 2007 declined 44% compared to first quarter 2006. Net income for the first three months of 2007 was $286,953 compared to $508,120 for the first three months of 2006 or $.13 and $.23 per share respectively. The decline was caused by a decline in the net interest margin. The net interest margin decline was caused by an increase in the cost of funds which was not offset by increased interest income from loans. Loan interest income increased slightly but the increase was diminished by lower loan volume. Commercial loan and residential real estate loan activity remained slow. However, National Bancshares continued to experience favorable results with installment loans as a result of indirect automobile lending.
Non-interest expenses were down versus 2006 due to decreased salaries and employee benefits and marketing expense. Total assets decreased approximately $800 thousand as of March 31, 2007, compared to December 31, 2006. Total deposits increased by over $200 thousand from December 31, 2006.

FINANCIAL CONDITION — MARCH 31, 2007, COMPARED TO DECEMBER 31, 2006
Balance Sheet
Assets

	March 31, 2007	December 31, 2006	$ Change	% Change
Cash and due from banks	11,216,772	8,955,348	2,261,424	25.3%

Federal funds sold	9,281,000	9,820,000	(539,000)	-5.5%

Interest bearing deposits with banks	5,000,000	—	5,000,000

Securities available for sale	79,218,572	85,999,869	(6,781,297)	-7.9%

Loans	186,654,242	187,022,562	(368,320)	-0.2%
less: Unearned and deferred income	(486,668)	(548,111)	(61,443)	11.2%
less: Allowance for loan loss	(2,019,447)	(1,993,077)	26,370	-1.3%

Net loans	184,148,127	184,481,374	(333,247)	-0.2%

Accrued interest receivable	1,458,604	1,750,327	(291,723)	-16.7%

Other assets	623,839	466,261	157,578	33.8%

Total assets	$307,559,046	$308,358,053	(799,007)	-0.3%
Total assets decreased by $799 thousand. Investments decreased by $6.8 million, federal funds sold decreased by $539 thousand, loans by $333 thousand and accrued interest receivable by $292 thousand. These decreases were offset by increased cash and due from banks which was caused by the timing of the checks in the process of collection.
Total securities decreased $6.8 million due to the sale of more than $14.8 million of callable securities and corporate bonds during the first quarter of 2007. Offsetting these sales, were purchases of “bullet substitute” discount mortgage backed securities with a shorter duration totaling approximately $10.8 million. Bullet substitute mortgage backed securities exhibit greater positive convexity than other structures of mortgage backed securities and more stable cash flows in the form of much lower extension risk.
The net unrealized loss on securities available for sale was $265 thousand on March 31, 2007 compared to $256 thousand on December 31, 2006.
Interest-bearing deposits with banks increased $5 million during March 2007 as a result of purchasing short term Certificates of Deposit by entering into a one-way sale of funds using the Certificate of Deposit Account Registration Service (“CDARS”).
Loans showed a marginal decrease of $333 thousand generally due to loan payoffs and the lack of loan demand in the Bank’s primary market. The decline in net loans occurred primarily in loans collateralized by real estate. Commercial real estate loans decreased $1.18 million, residential real estate loans decreased $179 thousand and home equity loans decreased by $346 thousand. Commercial loans not secured by real estate also decreased by $644 thousand The decrease in commercial real estate loans is attributed to the combined effect of loan payoffs and our decision not to chase under priced and poorly structured commercial real estate loan opportunities. The decrease in residential real estate mortgages and home equity loans is due to principal pay downs and the significant and well publicized reduction in the volume of residential mortgage loans. Consumer loans increased $1.34 million, primarily due to indirect automobile lending. In addition, construction loans increased $762 thousand.

Allowance for loan losses is a valuation allowance for probable credit losses. This account is increased by the provision for loan losses and decreased by charge-offs less recoveries. The allowance balance required is established using the following methodology:
•	All problem loans, past due loans and non-performing loans are closely monitored and analyzed by management on an ongoing basis. A classification rating is assigned to problem loans based on information about specific borrower situations and estimated collateral values. These loans are classified as either special mention, substandard, doubtful or loss.

•	Specific problem loans, past due loans or non-performing loans are identified and analyzed individually in an effort to determine the expected loss on these specifically identified loans.

•	For problem loans that are not analyzed individually, a provision is established based on a historical migration analysis. The historical migration analysis identifies the percentage of problem loans that have been ultimately charged-off historically and over what time periods such loans have been charged off. Historical migration percentages are reviewed and adjusted by management to reflect various factors such as the growth and change in mix of the loan portfolio and by Comptroller of the Currency regulatory guidance. Non-individually analyzed loans are pooled and evaluated by loan type. The probable loss on these pooled past due loans is estimated using historical loan loss experience.

•	National and local economic conditions and other factors are also considered in determining the adequacy of the allowance for loan losses.

•	A percentage of the allowance is allocated to specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged-off.

•	The allowance for loan losses is reviewed on a regular basis to determine the adequacy of the allowance.
The allowance for loan losses to total loans outstanding was 1.08% as of March 31, 2007, which is comparable to 1.07% at December 31, 2006. On an annualized basis, net charge-offs to total average loans were .0% for the first three months of 2007 and 0.09% for the first three months of 2006. The ratio of non-performing loans to total loans was 1.97% ($3,658,265) for March 31, 2007 compared to 1.24% ($2,307,292) for December 31, 2006. Non-performing loans consist of loans that have been placed on non-accrual status and loans past due over 90 days and still accruing interest. The increase in non-performing loans resulted from placing one commercial real estate loan on non accrual in March 2007 and downgrading the loan to substandard.
Other assets increased primarily due to a $150 thousand payment of franchise taxes.
Liabilities

Noninterest-bearing	$45,673,810	$44,238,007	1,435,803	3.2%
Interest-bearing	202,245,969	203,442,690	(1,196,721)	-0.6%

Total deposits	247,919,779	247,680,697	239,082	0.1%

Repurchase agreements	7,788,067	7,901,666	(113,599)	-1.4%

Federal Reserve note account	369,329	842,819	(473,490)	-56.2%

Federal Home Loan Bank advances	14,000,000	14,000,000	0	0.0%

Total liabilities	272,954,510	273,677,783	(723,273)	-0.3%
Total deposits increased $239 thousand, or 0.1%. The increase is primarily due to non-interest-bearing demand accounts increasing by $1.4 million or 3.2%. Historically non-interest-bearing demand accounts have fluctuated based upon the liquidity needs of our customers. The increase in non-interest bearing demand deposits was offset by a decrease in interest-bearing deposits of $1.2 million, or 0.6%. Savings accounts decreased approximately $1 million and time deposits decreased by $792 thousand offset by increases in NOW and MMDA accounts of approximately $521 thousand.
Repurchase agreements decreased $114 thousand compared to the total at December 31, 2006.
Federal Reserve note account decreased as a result of timing of calls by the Federal Reserve Bank. These funds represent deposits of the United States Treasury for tax and loan deposits.

Shareholders’ Equity
Total shareholders’ equity decreased $76 thousand or 0.2% from December 31, 2006 due to payment of dividends in excess of net income during the first three months of 2007. During the first quarter dividends paid to shareholders totaled $357 thousand. For the first quarter ending March 31, 2007, the dividend payout ratio was 125%. For the year ended December 31, 2006, the dividend payout ratio was 123%.
The Bank is subject to regulatory capital requirements. The following is a summary of the actual and required regulatory capital amounts and ratios.

					To Be Well Capitalized
			For Capital		Under Prompt Corrective
March 31, 2007	Actual		Adequacy Purposes		Action Provisions

	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total capital to risk-weighted assets Bank	28,154	13.47%	16,727	8.00%	20,909	10.00%
Tier 1 (core) capital to risk-weighted assets Bank	26,135	12.50%	8,364	4.00%	12,545	6.00%
Tier 1 (core) capital to average assets Bank	26,135	8.73%	11,971	4.00%	14,964	5.00%

					To Be Well Capitalized
			For Capital		Under Prompt Corrective
December 31, 2006	Actual		Adequacy Purposes		Action Provisions

	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total capital to risk-weighted assets Bank	27,770	13.26%	16,750	8.00%	20,937	10.00%
Tier 1 (core) capital to risk-weighted assets Bank	25,777	12.31%	8,375	4.00%	12,562	6.00%
Tier 1 (core) capital to average assets Bank	25,777	8.57%	12,038	4.00%	15,047	5.00%
Statements of Cash Flows
Net cash from operating activities for the first three months of 2007 was $48 thousand compared to $449 thousand for the first three months of 2006. Net cash from investing activities for the first three months of 2007 was $2.4 million, compared to $2.5 million for the first three months of 2006. The decrease when compared to the prior year is the result of security sales versus security purchases and the net change in loans to customers. Net cash from financing activities was ($706) thousand for the first three months of 2007 compared to ($1.9) million for the first three months of 2006. Cash was absorbed primarily by reduced short term borrowing and dividends paid. The net change in cash and cash equivalents was $1.7 million during the first three months of 2007. Total cash and cash equivalents was $20.5 million as of March 31, 2007 compared to $20.8 million at December 31, 2006.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTH PERIODS ENDED
MARCH 31, 2007 AND 2006
Net income for the first quarter of 2007 was $287 thousand or $0.13 per basic and diluted earnings per share a 44% decrease from $508 thousand or $0.23 per basic and diluted earnings per share for the three months ended March 31, 2006. The decrease was due to an increase in the cost of funds and a decline in loans.
Return on average equity (“ROAE”) and average assets (“ROAA”) for the first quarter of 2007 were 3.29% and 0.38%, respectively, compared with 5.78% and 0.67% for the first quarter 2006.

	Three months ended March 31,
	2007			2006
(Dollars in thousands)	Daily Average	Interest	Average	Daily Average	Interest	Average
	Balance		yield/cost (3)	Balance		yield/cost (3)
Assets
Interest earning assets:
Investment securities:
Taxable	$66,922	842	5.03%	$62,701	766	4.89%
Nontaxable	17,116	267	6.24%	18,989	305	6.42%
(tax equivalent basis)
Federal Funds Sold	11,566	150	5.19%	6,905	76	4.40%
Net loans (including nonaccrual loans)	185,514	3,183	6.86%	188,518	3,124	6.63%

Total interest-earning assets	281,118	4,442	6.32%	277,113	4,271	6.16%

All other assets	23,758			24,212

Total assets	$304,876			$301,325

Liabilities and Shareholder’s Equity
Interest-bearing liabilities:
Interest-bearing checking	$55,504	299	2.15%	$48,957	175	1.43%
Savings	57,578	164	1.14%	71,190	168	0.94%
Time, $100,000 and over	14,664	165	4.50%	12,759	117	3.67%
Time, other	75,406	818	4.34%	66,951	567	3.39%
Other funds purchased	21,959	264	4.81%	20,426	244	4.78%

Total interest-bearing liabilities	225,111	1,710	3.04%	220,283	1,271	2.31%

Demand deposits	42,310			43,610
Other liabilities	2,520			2,238
Shareholders’ equity	34,935			35,194

Total Liabilities and Shareholders’ Equity
	$304,876			$301,325

Net interest income (tax equivalent basis)
		$2,732			$3,000

Interest rate spread (1)			3.28%			3.85%
Net yield on interest-earning assets (2)			3.89%			4.33%
Ratio of average interest-earning assets to average interest-bearing liabilities			124.88%			125.80%

(1)	Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.

(2)	Net yield on interest-earning assets represents net interest income as a percentage of average interest-earning assets.

(3)	Average yields are computed using annualized interest income and expense for the periods.
Interest and dividend income totaled $4.4 million an increase of $186 thousand or 4.5% for the three months ended March 31, 2007 compared to the same period in 2006. Adjusted on a fully tax-equivalent (“FTE”) basis the yield on earning assets in the first quarter of 2007 was 6.32% compared to 6.16% in the first quarter of 2006.
Interest expense totaled $1.7 million an increase of $439 thousand or 34.5% for the three months ended March 31, 2007 as compared to the same period in 2006. The average cost for interest bearing liabilities was 3.04% compared to 2.31% for the first quarter of 2006.
The increase of 73 basis points from first quarter 2006 is the result of change in the average volume in the mix of interest bearing liabilities and rising interest rates. During the first quarter deposit customers continued moving funds from lower rate deposit accounts to higher yielding certificates of deposits. When comparing March 31, 2007 to March 31, 2006, interest on certificate of deposits increased by $299 thousand or 43.7%, while interest on NOW accounts increased by $124 thousand or 70.9% as a result of paying higher interest rates on maturing certificates of deposit and deposit customers moving funds from lower yielding accounts to higher yielding certificates of deposit.

As a result net interest income decreased $252 thousand, or 8.7% for the three month period ended March 31, 2007 as compared to March 31, 2006. During the first quarter, the interest rate spread declined 57 basis points on a FTE basis when compared to first quarter 2006.
A provision for loan losses of $27 thousand was made during the first quarter of 2007 compared to no provision for the same period in 2006. Non-performing loans were $3.7 million or 1.97% of loans as of March 31, 2007 compared to $1.2 million or 0.66% of loans as of March 31, 2006. During the first three months of 2007, nonperforming loans increased from 1.24% of loans to 1.97% of loans. The increase in nonperforming loans was the result of placing one commercial real estate loan on non-accrual and downgrading the loan to substandard. Management believes that the reserve allocated to this substandard loan and the value of the real property collateral are adequate to support the loan. Each quarter, management reviews the adequacy of the allowance for loan losses by reviewing the overall quality and risk profile of the Company’s loan portfolio, by reviewing specific problem credits and assessing the potential for losses based on expected cash flows or collateral values, by reviewing trends in problem loan levels, by updating loss history for the Company’s loans, by analyzing the growth and change in mix of the portfolio, and by analyzing economic trends that are believed to impact the Company’s borrowers. For the first quarter of 2007, management reviewed all of these factors and determined the quarterly allowance for loan losses was adequate.
Non-interest income decreased $23 thousand or 5.3% for the three months ended March 31, 2007 compared to the three months ended March 31, 2006. The decline primarily resulted from fewer gains recognized on securities sales and sales of loans.
Non-interest expense was $2.67 million for the three months ended March 31, 2007 a decrease of 1.7% when compared to the same period in 2006. The decrease is due to lower salaries and employee benefits due to lower staff levels and a $90 thousand reduction in marketing expense.
Offsetting the decrease in non interest expense, for the three months ended March 31, 2007, was an increase to professional and consulting fees in the amount of $53 thousand, in addition to increases in data processing, maintenance and repairs, stationary, printing and office supplies in the amounts of $30 thousand, $25 thousand and $20 thousand, respectively.
Income tax expense was $67 thousand for the three months ended March 31, 2007 which represents a decrease of 35% compared to the same period in 2006.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Management uses an earnings simulation model to assess interest rate risk which estimates the effect on net interest income assuming various interest rate changes — or “rate shocks” — such as changes of plus 100 or 200 basis points. At year-end 2006, the model estimated the negative impact on net income of a 100 basis point increase in interest rates over a twelve-month period at 4.9%, compared to a negative (decrease) impact of 1.8% on March 31, 2007. A negative (decrease) impact on net income of a 200 basis point increase in interest rates was estimated at 0.6% on December 31, 2006 compared to a positive (increase) impact of 0.5% on March 31, 2007. In both the 100 and 200 basis “rate shocks”, the unfavorable variance from December 31, 2006 is a result of short-term assets repricing more slowly than short-term liabilities.
Item 4. Controls and Procedures
As of the end of the period covered by this quarterly report, an evaluation was carried out under the supervision and with the participation of the Company’s management, including the Company’s President of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon that evaluation, the President and the Senior Accounting Officer concluded that the Company’s disclosure controls and procedures were effective as of the date of their evaluation in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in this Quarterly Report.
During the first quarter the Company’s Chief Financial Officer resigned and the Company is engaged in a search to find a successor.
There were no changes in the Company’s internal controls over financial reporting during the quarter ended March 31, 2007 that materially affected or are reasonably likely to materially affect the Company’s internal controls over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings — None

Item 1A.	Risk Factors — There have been no significant changes in the Company’s risk factors as outlined in the Company’s Form 10-K for the period ending December 31, 2005.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds — None
Item 3. Defaults Upon Senior Securities — None
Item 4. Submission of Matters to a Vote of Security Holders — None
Item 5. Other Information — None
Item 6. Exhibits

Exhibit No.		If incorporated by Reference,
Under Req.		Documents with Which Exhibit
S-K, Item 601	Description of Exhibits	Was Previously Filed with SEC
(3.1)	Amended Articles of Incorporation	Annual Report 10-K filed 3/26/04 File No. 000-14773
(3.2)	Code of Regulations	Annual Report 10-K filed 3/26/04 File No. 000-14773
(10.1)	Directors Defined Benefit Plan Agreement	Annual Report 10-K filed 3/29/01 File No. 000-14773
(10.2)	Special Separation Agreement of Charles J. Dolezal, former President and Chief Executive Officer	Annual Report 10-K filed 3/29/01 File No. 000-14773
(10.3)	Special Separation Agreement of Marc Valentin	Quarterly Report 10-Q filed 11/15/04 File No. 000-14473
(10.4)	Separation and Release Agreement Entered into by Charles J. Dolezal and National Bancshares and First National Bank	Quarterly report 10-Q filed 8/14/06 File No. 000-14473
(10.5)	Employment Agreement entered into By David C. Vernon and National Bancshares and First National Bank	Special Report 8-K filed 12/7/06
(10.6)	Special Separation Agreement of Kenneth R. VanSickle	Annual Report 10-K filed 3/29/01 File No. 000-14773
(11)	Computation of Earnings per Share	See Consolidated Statements of Income and Comprehensive Income. Page 4
(31.1)	Certification
(31.2)	Certification
(31.3)	Certification
No other exhibits are required to be filed herewith pursuant to Item 601 of Regulation S-K.

Signatures
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

National Bancshares Corporation
Date: May 11, 2007	/s/ David C. Vernon
David C. Vernon, President and acting Chief Financial Officer