Form 10-Q
period 2007-06-30
NATIONAL BANCSHARES CORP /OH/
filed 2007-08-14
CIK 790362

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
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
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of August 14, 2007.
Common Stock, Without Par Value: 2,234,488 Shares Outstanding

NATIONAL BANCSHARES CORPORATION

Item 1. Financial Statements
NATIONAL BANCSHARES CORPORATION
CONSOLIDATED BALANCE SHEETS (Unaudited)
(dollars in thousands)

	June 30, 2007	December 31, 2006
ASSETS
Cash and due from banks	$19,711	$8,955
Federal funds sold	10,315	9,820

Total cash and cash equivalents	30,026	18,775
Securities available for sale	82,590	86,000
Restricted equity securities	3,121	3,121
Loans, net of allowance for loan losses:
June 30, 2007 - $1,935; December 31, 2006 - $1,993	186,019	184,481
Premises and equipment, net	5,199	5,549
Other real estate owned	103	103
Goodwill	4,723	4,723
Identified intangible assets	772	891
Accrued interest receivable	1,487	1,750
Cash surrender value of life insurance	2,543	2,499
Other assets	980	466

Total assets	$317,563	$308,358

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Non-interest bearing	$53,827	$44,238
Interest bearing	203,189	203,443

Total deposits	257,016	247,681
Repurchase agreements	9,047	7,902
Federal Reserve note account	470	843
Federal Home Loan Bank advances	14,000	14,000
Accrued interest payable	1,098	1,029
Accrued expenses and other liabilities	1,882	2,223

Total liabilities	283,513	273,678

SHAREHOLDERS’ EQUITY
Common stock, no par value; 6,000,000 shares authorized; 2,289,528 shares issued	11,447	11,447
Additional paid-in capital	4,690	4,690
Retained earnings	19,787	19,901
Treasury stock, at cost (55,040 shares)	(1,189)	(1,189)
Accumulated other comprehensive income (loss)	(685)	(169)

Total shareholders’ equity	34,050	34,680

Total liabilities and shareholders’ equity	$317,563	$308,358

See accompanying notes to consolidated financial statements.

NATIONAL BANCSHARES CORPORATION
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (Unaudited)
(dollars in thousands, except per share data)

	Three months ended		Six months ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006

Interest and dividend income
Loans, including fees	$3,287	$3,036	$6,470	$6,159
Securities:
Taxable	901	829	1,744	1,595
Nontaxable	176	202	352	402
Federal funds sold and other	178	120	328	196

Total interest and dividend income	4,542	4,187	8,894	8,352

Interest expense
Deposits	1,510	1,206	2,956	2,233
Short-term borrowings	87	55	166	80
Federal Home Loan Bank advances	187	205	372	423

Total interest expense	1,784	1,466	3,494	2,736

Net interest income	2,758	2,721	5,400	5,616

Provision for loan losses	—	—	27	—

Net interest income after provision for loan losses	2,758	2,721	5,373	5,616

Noninterest income
Checking account fees	247	260	469	486
Visa check card interchange fees	68	48	125	96
Deposit and miscellaneous service fees	40	44	77	90
Loss on sale of other real estate owned	—	(29)	—	(29)
Securities gains (losses), net	(6)	—	18	38
Other	75	55	146	131

Total noninterest income	424	378	835	812

Noninterest expense
Salaries and employee benefits	1,360	1,505	2,725	2,934
Data processing	283	247	560	489
Net occupancy	208	201	437	417
Professional and consulting fees	101	43	210	75
Franchise tax	90	93	180	186
Maintenance and repairs	96	102	177	158
Amortization of intangibles	60	61	119	123
Telephone	58	59	117	120
Marketing	61	219	101	348
Director fees and pension	70	70	140	151
Other	434	376	727	692

Total noninterest expense	2,821	2,976	5,493	5,693

Income before income tax expense	361	123	715	735
Income tax expense	47	(36)	114	68

Net income	314	159	601	667
(Continued)

NATIONAL BANCSHARES CORPORATION
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (Unaudited)
(Continued)

	Three months ended		Six months ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006

Other comprehensive income (loss):
Unrealized appreciation (depreciation) in fair value of securities available for sale, net of taxes of $265, $278, $259 and $401	(515)	(539)	(504)	(779)
Reclassification adjustment for realized (gains) losses included in earnings, net of taxes of $(2), $-, $6 and $13	4	—	(12)	(25)

Total other comprehensive income (loss), net of taxes	(511)	(539)	(516)	(804)

Comprehensive income (loss)	$(197)	$(380)	$85	$(137)

Weighted average common shares outstanding	2,234,488	2,234,488	2,234,488	2,234,488

Basic and diluted earnings per common share	$0.14	$0.07	$0.27	$0.30

Dividends declared per common share	$0.16	$0.16	$0.32	$0.32

See accompanying notes to consolidated financial statements.

NATIONAL BANCSHARES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

	Six months ended,
	June 30, 2007	June 30, 2006

Balance at beginning of period	$34,680	$34,653

Comprehensive income
Net income	601	667
Other comprehensive income (loss)	(516)	(804)

Total comprehensive income	85	(137)

Cash dividends declared ($0.32 per share in 2007 and 2006)	(715)	(715)

Balance at end of period	$34,050	$33,801

See accompanying notes to consolidated financial statements.

NATIONAL BANCSHARES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six months ended
	June 30, 2007	June 30, 2006

Net cash from operating activities	$351	$342

Cash flows from investing activities
Securities held to maturity
Proceeds from maturities and repayments	—	9
Securities available for sale
Proceeds from maturities and repayments	5,951	2,421
Proceeds from sales	19,670	278
Purchases	(22,786)	(9,591)
Capital expenditures	(54)	(80)
Proceeds from sale of premises and equipment	211	—
Proceeds on the sale of other real estate owned	—	76
Net change in loans	(1,484)	5,300

Net cash from investing activities	1,508	(1,587)

Cash flows from financing activities
Net change deposits	9,335	(2,804)
Net change in short-term borrowings	772	2,102
Repayments of Federal Home Loan Advances	—	(2,000)
Dividends paid	(715)	(715)

Net cash from financing activities	9,392	(3,417)

Net change in cash and cash equivalents	11,251	(4,662)

Beginning cash and cash equivalents	18,775	19,765

Ending cash and cash equivalents	$30,026	$15,103

Supplemental Disclosures
Cash paid in interest	$3,425	$2,593
Cash paid from income taxes	$285	$332
Non-cash transfer from loans to other real estate owned	$—	$134
See accompanying notes to consolidated financial statements.

Note 1 – Basis of Presentation
(dollars in thousands)
Company Organization and Financial Presentation – The accompanying consolidated financial statements include the accounts of National Bancshares Corporation (the “Company”) and its wholly owned subsidiary, First National Bank, Orrville, Ohio (the “Bank”). The Bank has a minority interest in First Kropf Title, LLC. The Bank’s investment in First Kropf Title, LLC is immaterial to the consolidated financial statements. All significant intercompany transactions and balances have been eliminated.
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
The consolidated balance sheet as of June 30, 2007, the consolidated statements of income and comprehensive income for the three and six month periods ended June 30, 2007 and 2006, and the condensed consolidated statements of changes in shareholders’ equity and the condensed consolidated statements of cash flow for the six month periods ended June 30, 2007 and 2006, have been prepared by the Company without audit. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.
The consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q, but do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These statements should be read in conjunction with the consolidated financial statements and footnotes in the Company’s annual report on Form 10-K for the year ended December 31, 2006. Operating results for the three and six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.
Use of Estimates – To prepare financial statements in conformity with U.S. generally accepted accounting principles, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and actual results could differ. The allowance for loan losses, fair values of financial investments and carrying value of intangible assets are particularly subject to change.
Reclassifications – Certain items in the prior year financial statements were reclassified to conform to the current presentation.
FASB Interpretation 48 – National Bancshares Corporation adopted FASB Interpretation 48, Accounting for Uncertainty in Income Taxes (FIN 48) as of January 1, 2007. A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The adoption had no affect on National Bancshares Corporation’s financial statements.
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
FASB 157 – In September 2006, FASB issued Statement of Financial Accounting Standards No. 157 “(SFAS 157)”, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. Management does not expect that the adoption of this standard will have a material impact on the Corporation’s financial statements.
FASB 159 – In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159 (“SFAS 159”), The Fair Value Option for Financial Assets and Financial Liabilities, which gives entities the option to measure eligible financial assets, and financial liabilities at fair value on an instrument by instrument basis, that are otherwise not permitted to be accounted for at fair value under other accounting standards. The election to use the fair value option is available when an entity first recognizes a financial asset or financial liability. Subsequent changes in fair value must be recorded in earnings. This statement is effective as of the beginning of a company’s first fiscal year after November 15, 2007. National Bancshares Corporation is in the process of analyzing the potential impact of SFAS 159.
Note 2 – Securities
Securities consist of the following at June 30, 2007 and December 31, 2006:
(dollars in thousands)

		Gross	Gross
	Fair	Unrealized	Unrealized
	Value	Gains	Losses
June 30, 2007

U.S. government and federal agency	$15,710	$—	$(368)
State and municipal	16,698	169	(143)
Corporate bonds and notes	18,953	32	(467)
Mortgage-backed	31,229	22	(283)

Total	$82,590	$223	$(1,261)

		Gross	Gross
	Fair	Unrealized	Unrealized
	Value	Gains	Losses
December 31, 2006

U.S. government and federal agency	$29,380	$69	$(226)
State and municipal	17,395	330	(45)
Corporate bonds and notes	27,270	132	(441)
Mortgage-backed	11,955	4	(79)

Total	$86,000	$535	$(791)

Sales of available for sale securities were as follows

	June 30, 2007	June 30, 2006
Proceeds	$19,670	$278
Gross gains	24	38
Gross losses	(6)	—
The tax provision related to these net realized gains was $6 and $13.
The Corporation transferred all state and municipal investment securities with a carrying value of $16,831 thousand, previously classified as held to maturity to available for sale as of November 30, 2006. The portfolio was reclassified to available for sale to more effectively manage investment securities and to be in a better position to react to market conditions. On a going forward basis, management does not intend to classify any securities as held to maturity. The unrealized gain on the securities transferred from held to maturity to available for sale totaled $263 thousand. Due to this transaction, the Corporation’s equity and comprehensive income, net of tax, increased $174 thousand.

Note 3 – Allowance for Loan Losses
The activity in the allowance for loan losses for the periods indicated was as follows:
(dollars in thousands)

	For the six months ended
	June 30,
	2007	2006
Beginning balance	$1,993	$1,903
Provision for loan losses	27	—
Loans charged-off	(101)	(85)
Recoveries	16	61

Ending balance	$1,935	$1,879

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
FORWARD-LOOKING INFORMATION
This Form 10-Q contains forward-looking statements as referenced in the Private Securities Litigation Reform Act of 1995. Forward-looking statements are subject to many risks and uncertainties. When used herein, the terms “anticipates,” “plans,” “expects,” “believes,” and similar expressions as they relate to the Company or its management are intended to identify such forward looking statements. Actual results could differ materially from those indicated by the forward-looking statements. Risks and uncertainties that could cause or contribute to differences include, changes in the regulatory environment, changes in business conditions and inflation, risks associated with credit quality and other factors discussed in the Company’s filings with the U.S. Securities and Exchange Commission, including its Annual Report on Form 10-K for the year ended December 31, 2006. The Company assumes no obligation to update any forward-looking statement.
GENERAL
The Company’s results of operations are dependent primarily on net interest income, noninterest income and its ability to control costs. Net interest income is the difference (“spread”) between the interest income earned on loans and securities and the cost of funds, consisting of interest paid on deposits and borrowed funds. The interest rate spread is affected by regulatory, economic and competitive factors that influence interest rates, loan demand and deposit flows. The Company’s net income is also affected by, among other things, loan fee income, provisions for loan losses, service charges, gains on loan sales, operating expenses and franchise and income taxes. The Company’s operating expenses principally consist of employee compensation and benefits, occupancy and other general and administrative expenses. The Company’s results of operations are also significantly affected by general economic and competitive conditions, particularly changes in market interest rates, government policies and actions of regulatory authorities. Additionally, future changes in applicable laws, regulations or government policies may also materially impact the Company.
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
During the first six months of 2007, the Company continued to execute a plan, which was implemented in December 2006. The plan focuses on four critical areas. These areas are first; enhancing services for depositor clients, second; strengthening compliance, third; enhancing the Company’s ability to originate loan assets and fourth; reducing costs and increasing noninterest income.
Costs reductions have been realized in the first half of 2007 through reduced salaries and wages and marketing expenses. Salaries and employee benefits were $2,725 for the six month period ending June 30, 2007, a decrease of $209 thousand compared to the six months ended 2006. Over thirty full time equivalent positions have been eliminated almost entirely through attrition. Marketing expenses were $101 thousand for the six months ended June 30, 2007, a decrease of $247 thousand compared to the same period in 2006.
The Bank announced the hiring of a chief financial officer in June, 2007. The new chief financial officer will be responsible for financial reporting and monitoring operational expenses of the Company.

In the first half of 2007, the Company engaged a consulting firm to review the key business processes and procedures of First National Bank. The consulting firm focused primarily on loan and deposit operations and provided their recommendations to management during the second quarter of 2007. The firm identified opportunities to improve operational efficiency and increase noninterest income. Management has reviewed the suggestions and has implemented a majority of their recommendations. As a result of some of the consulting firm’s findings, the Bank enhanced the deposit and service charge fee structure effective July 1, 2007. Management anticipates noninterest income will increase during the second half of 2007 compared to 2006.
Loans, net of allowance for loan losses increased $1.5 million in the first six months of 2007 and totaled $186.0 million at June 30, 2007. Most of this modest loan growth has occurred through loan participations purchased from other financial institutions. The Bank announced the hiring of a senior loan officer in July, 2007. The new senior loan officer has seventeen years of banking experience and will be responsible for business development and management of all Bank lending activities.
Office of the Controller of the Currency (“OCC”) regulations requires banks to maintain certain minimum levels of regulatory capital. Additionally, the regulations establish a framework for the classification of banks into five categories: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. Generally, an institution is considered well-capitalized if it has a core (Tier 1) capital ratio of at least 5.0% (based on adjusted total assets); a core (Tier 1) risk-based capital ratio of a least 6.0%; and a total risk-based capital ratio of at least 10.0%. The Bank had capital ratios above the well-capitalized levels at June 30, 2007 and December 31, 2006.
The Company is not aware of any market or institutional trends, events or uncertainties that are expected to have a material effect on liquidity, capital resources or operations or any current recommendations by its regulators which would have a material effect if implemented. The Company has not engaged in sub-prime lending activities and does not plan to engage in those activities in the future.
OVERVIEW
Earnings per share for the first six months ended June 30, 2007 declined 10% compared to first half 2006. Net income for the first six months of 2007 was $601 thousand compared to $667 thousand for the same period of 2006 or $.27 and $.30 per share, respectively. The decline was caused primarily by a decline in the net interest margin of $216 thousand, offset by a decrease of $200 thousand in non interest expense. The net interest margin decline was caused by an increase in the cost of funds which was partially offset by increased interest income from loans. Noninterest expenses for the six month period ended June 30, 2006 decreased 3.5% compared to the same period in 2006 due primarily to decreased salaries and employee benefits and marketing expense.
Total assets increased to $317.6 million as of June 30, 2007, from $308.4 million at December 31, 2006. On June 29, 2007, a customer deposited $11.6 million with the Bank and subsequently transferred those funds from the Bank in July. The loan and deposit portfolios have not experienced significant changes in composition since December 31, 2006.

FINANCIAL CONDITION – JUNE 30, 2007, COMPARED TO DECEMBER 31, 2006
Balance Sheet
Cash and cash equivalents increased $11.3 million based primarily on a $11.6 million transfer of funds made by a customer on June 29, 2007 and subsequently transferring those funds from the bank in July.
Securities available for sale decreased $3.4 million due to the sale of more than $19.7 million of callable securities and corporate bonds and $6.0 million of maturities and repayments during the first six months of 2007. Offsetting these items, were purchases of “bullet substitute” discount mortgage backed securities with a shorter duration totaling approximately $22.8 million. Bullet substitute mortgage backed securities exhibit greater positive convexity than other structures of mortgage backed securities and more stable cash flows in the form of much lower extension risk.
Loans showed a marginal increase of $1.5 million during the first six months of 2007. The primary source of loan growth during the first six months of 2007 was the purchase of loan participations with other financial institutions. The loan demand in the Bank’s primary market remains soft. However, the Bank is focusing its effort on aggressively attracting commercial loan business, continuing to buy loan participations from other banks (commercial, real estate and consumer loans). The Bank will be enhancing its home mortgage products and service in the third quarter of 2007.
Loans at June 30, 2007 and December 31, 2006 were as follows:
(dollars in thousands)

	June 30, 2007	December 31, 2006
Collateralized by real estate:
Commercial	$43,252	$45,737
Residential	87,607	86,652
Home Equity	19,265	19,383
Construction	6,496	6,079

	156,620	157,851

Other:
Consumer	9,609	7,522
Commercial	18,906	18,519
Credit Cards	1,619	1,521
Other	1,667	1,609

	188,421	187,022

Unearned and deferred income	(467)	(548)
Allowance for loan losses	(1,935)	(1,993)

Total	$186,019	$184,481

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
The allowance for loan losses to total loans outstanding was 1.03% as of June 30, 2007, which is comparable to 1.07% at December 31, 2006. Net charge offs were $85 thousand for the six months ended June 30, 2007 compared to $24 thousand for the same period in 2006. The ratio of non-performing loans to total loans was 1.53% ($2,870 thousand) for June 30, 2007 compared to 1.24% ($2,307 thousand) for December 31, 2006. Non-performing loans consist of loans that have been placed on non-accrual status and loans past due over 90 days and still accruing interest. The increase in non-performing loans resulted from placing one commercial real estate loan on non accrual in March 2007 and downgrading the loan to substandard.
Total deposits increased $9.3 million as of June 30, 2007 compared to December 31, 2006. A single customer deposited $11.6 million in the Bank on June 29, 2007 and subsequently transferred those funds from the Bank in July. Historically non-interest-bearing demand accounts have fluctuated based upon the liquidity needs of our customers.
Deposits at June 30, 2007 and December 31, 2006 were as follows:
(dollars in thousands)

	June 30, 2007	December 31, 2006
Demand, noninterest-bearing	$53,827	$44,238
Demand, interest-bearing	56,246	54,208
Savings	57,254	59,018
Time, $100,000 and over	14,900	14,658
Time, other	74,789	75,559

	$257,016	$247,681

Shareholders’ Equity
Total shareholders’ equity decreased $630 thousand from December 31, 2006 due to payment of dividends in excess of net income during the first six months of 2007 and a decrease in accumulated other comprehensive income. Dividends paid to shareholders totaled $715 thousand for the six months ended June 30, 2007, while net income was $601. Accumulated other comprehensive income decreased from ($169 thousand) on December 31, 2006 compared to ($685 thousand) as of June 30, 2007, a change of ($516 thousand).
The Bank is subject to regulatory capital requirements. The following is a summary of the actual and required regulatory capital amounts and ratios.
(dollars in thousands)

					To Be Well Capitalized
			For Capital		Under Prompt Corrective
June 30, 2007	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital to risk-weighted assets
Bank	$28,476	14.20%	$16,045	8.00%	$20,056	10.00%
Tier 1 (core) capital to risk-weighted assets
Bank	26,541	13.23%	8,022	4.00%	12,034	6.00%
Tier 1 (core) capital to average assets
Bank	26,541	8.85%	12,003	4.00%	15,003	5.00%

					To Be Well Capitalized
			For Capital		Under Prompt Corrective
December 31, 2006	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital to risk-weighted assets Bank	$27,770	13.26%	$16,750	8.00%	$20,937	10.00%
Tier 1 (core) capital to risk-weighted assets Bank	25,777	12.31%	8,375	4.00%	12,562	6.00%
Tier 1 (core) capital to average assets Bank	25,777	8.57%	12,038	4.00%	15,047	5.00%
Statements of Cash Flows
Net cash from operating activities for the first six months of 2007 was $351 thousand compared to $342 thousand for the first six months of 2006. Net cash from investing activities for the first six months of 2007 was $1.5 million, compared to ($1.6) million for the first six months of 2006. Net cash from financing activities was $9.4 million for the first six months of 2007 compared to ($3.4) million for the first six months of 2006. The net change in cash and cash equivalents was $11.3 million during the first six months of 2007. Total cash and cash equivalents was $30.0 million as of June 30, 2007 compared to $18.8 million at December 31, 2006.

COMPARISON OF RESULTS OF OPERATIONS FOR THE SIX MONTH PERIODS ENDED
JUNE 30, 2007 AND 2006
Net income for the first six months of 2007 was $601 thousand or $0.27 per basic and diluted earnings per share, a 10% decrease from $667 thousand or $0.30 per basic and diluted earnings per share for the six months ended June 30, 2006. The decrease was due primarily from an increase in the cost of funds which outpaced the increasing yield on interest-earning assets.
Return on average equity (“ROAE”) and average assets (“ROAA”) for the first half of 2007 were 3.49% and 0.39%, respectively, compared with 3.82% and 0.44% for the first half of 2006.

	Six months ended June 30,
	2007			2006
	Daily Average		Average	Daily Average		Average
(Dollars in thousands)	Balance	Interest	yield/cost(1)	Balance	Interest	yield/cost(1)
Assets
Interest earning assets:
Investment securities:
Taxable	$67,225	1,744	5.14%	$63,143	1,595	4.96%
Nontaxable (tax equivalent basis) (2)	17,932	533	6.01%	18,973	610	6.44%
Federal Funds Sold	10,076	263	5.22%	8,398	196	4.66%
Interest Bearing Deposits	2,431	65	5.35%
Net loans (including nonaccrual loans)	184,526	6,470	7.01%	187,532	6,159	6.57%

Total interest-earning assets	282,190	9,075	6.43%	278,046	8,560	6.16%

All other assets	23,028			24,310

Total assets	$305,218			$302,356

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing checking	$55,825	621	2.22%	$43,313	379	1.75%
Savings	57,599	332	1.15%	68,144	358	1.05%
Time, $100,000 and over	14,719	334	4.54%	13,666	265	3.88%
Time, other	75,233	1,669	4.44%	69,549	1,231	3.54%
Other funds purchased	22,271	538	4.83%	21,201	503	4.75%

Total interest-bearing liabilities	225,647	3,494	3.10%	215,873	2,736	2.54%

Demand deposits	42,686			49,380
Other liabilities	2,440			2,139
Shareholders’ equity	34,445			34,964

Total liabilities and shareholders’ equity	$305,218			$302,356

Net interest income (tax equivalent basis) (2)		$5,581			$5,824

Interest rate spread (3)			3.33%			3.62%
Net yield on interest-earning assets (4)			3.96%			4.19%
Ratio of average interest-earning assets to average interest-bearing liabilities			125.06%			128.80%

(1)	Average yields are computed using annualized interest income and expense for the periods.

(2)	Tax equivalence based on highest statutory rates of 34%.

(3)	Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.

(4)	Net yield on interest-earning assets represents net interest income as a percentage of average interest-earning assets.

Interest and dividend income totaled $8.9 million, an increase of $542 thousand or 6.5% for the six months ended June 30, 2007 compared to the same period in 2006. Adjusted on a fully tax-equivalent (“FTE”) basis the yield on earning assets in the first six months of 2007 was 6.43% compared to 6.16% in the first six months of 2006.
Interest expense totaled $3.5 million an increase of $758 thousand or 27.7% for the six months ended June 30, 2007 as compared to the same period in 2006. The average cost for interest bearing liabilities was 3.10% compared to 2.54% for the first half of 2006.
The increase of 56 basis points from the first half of 2006 is the result of change in the average volume in the mix of interest bearing liabilities and rising interest rates. During the first six months of 2007 deposit customers continued moving funds from lower rate deposit accounts to higher yielding certificates of deposits and premium money market accounts.
As a result net interest income decreased $216 thousand, or 3.8% for the six month period ended June 30, 2007 as compared to June 30, 2006. During the first six months of 2007, the interest rate spread declined 29 basis points on a FTE basis when compared to the first half of 2006.
A provision for loan losses of $27 thousand was made during the first six months of 2007 compared to no provision for the same period in 2006. Non-performing loans were $2.9 million or 1.53% of loans as of June 30, 2007 compared to $2.3 million or 1.24% of loans as of December 31, 2006. The increase in nonperforming loans was the result of placing one commercial real estate loan on non-accrual and downgrading the loan to substandard. Management believes that the reserve allocated to this substandard loan and the value of the real property collateral are adequate to support the loan.
Each quarter, management reviews the adequacy of the allowance for loan losses by reviewing the overall quality and risk profile of the Company’s loan portfolio, by reviewing specific problem credits and assessing the potential for losses based on expected cash flows or collateral values, by reviewing trends in problem loan levels, by updating loss history for the Company’s loans, by analyzing the growth and change in mix of the portfolio, and by analyzing economic trends that are believed to impact the Company’s borrowers. Management reviewed all of these factors and determined the allowance for loan losses was adequate and no additional provision for loan loss was necessary as of June 30, 2007 .
Non-interest income increased $23 thousand or 2.8% for the six months ended June 30, 2007 compared to the six months ended June 30, 2006. The increase primarily resulted from an increase in checking account fees.
Non-interest expense was $5.5 million for the six months ended June 30, 2007 a decrease of 3.5% when compared to the same period in 2006. The decrease is primarily due to lower salaries and employee benefits due to lower staff levels and a reduction in marketing expense.
Offsetting the decrease in non interest expense, for the six months ended June 30, 2007, was an increase to professional and consulting fees in the amount of $135 thousand, in addition to an increase in data processing of $71 thousand. The increase in the professional and consulting fees is related to an outside firm to review key business processes.
Income tax expense was $114 thousand for the six months ended June 30, 2007 which represents an increase of 68% compared to the same period in 2006. Reduced amounts of tax-exempt income for the six months ended June 30, 2007 compared to the same period in 2006 is the primary factor causing the increase in income tax expense.
Quarters ended June 30, 2007 and June 30, 2006 income statement highlights:
•	Interest income increased $355 thousand or 8%, primarily related to loan interest income.

•	Interest expense increased $318 thousand or 22%, primarily related to deposit interest expense.

•	Net interest income increased $37 thousand for the quarter ended June 30, 2007 compared to 2006.

•	Salaries and employee benefits decreased $145 thousand as a result of lower staffing levels.

•	Professional and consulting fees have increased $58 thousand as a result of hiring a consulting firm to review key business processes.

•	Marketing expenses have decreased $158 thousand as a result of eliminating some ineffective programs.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Management uses an earnings simulation model to assess interest rate risk which estimates the effect on net interest income assuming various interest rate changes — or “rate shocks” — such as changes of plus 100 or 200 basis points. At year-end 2006, the model estimated the negative impact on net income of a 100 basis point increase in interest rates over a twelve-month period at 4.9%, compared to a positive (increase) impact of 17.7% on June 30, 2007. A negative (decrease) impact on net income of a 200 basis point increase in interest rates was estimated at 0.6% on December 31, 2006 compared to a positive (increase) impact of 34.3% on June 30, 2007. In both the 100 and 200 basis “rate shocks” as of June 30, 2007, the favorable variance is a result of short-term assets repricing more quickly than short-term liabilities.
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
There were no changes in the Company’s internal controls over financial reporting during the six months ended June 30, 2007 that materially affected or are reasonably likely to materially affect the Company’s internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings – None

Item 1A.	Risk Factors — There have been no significant changes in the Company’s risk factors as outlined in the Company’s Form 10-K for the period ending December 31, 2006.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds — None

Item 3.	Defaults Upon Senior Securities — None

Item 4.	Submission of Matters to a Vote of Security Holders – The Company held its Annual Shareholders’ Meeting on April 26, 2007, for the purpose of electing three directors. Shareholders received proxy materials containing the information required by this item. Results of shareholder voting were as follows.

Election of Directors:	Sara S Balzarini	Steve Schmid	Albert W. Yeagley
For	1,491,802	1,704,907	1,706,043
Withheld	226,136	13,031	11,895
Shares not voted by Brokers	22,759	22,759	22,759
The following directors continued their terms of office after the 2007 Annual Shareholders’ meeting: Bobbi E. Douglas, John P. Cook, John W. Kropf , David C. Vernon and Howard J. Wenger
Ratification of the Company’s independent auditors, Crowe Chizek and Company, LLC was also approved with the following results:

For	1,713,599	Against	463

Item 5.	Other Information – None

Item 6.	Exhibits

Exhibit No.		If incorporated by Reference,
Under Reg.		Documents with Which Exhibit
S-K, Item 601	Description of Exhibits	Was Previously Filed with SEC
(3.1)	Amended Articles of Incorporation	Annual Report 10-K filed 3/26/04 File No. 000-14773

(3.2)	Code of Regulations	Annual Report 10-K filed 3/26/04 File No. 000-14773

(10.1)	Directors Defined Benefit Plan Agreement	Annual Report 10-K filed 3/29/01 File No. 000-14773

(10.2)	Special Separation Agreement of Charles J. Dolezal, former President and Chief Executive Officer	Annual Report 10-K filed 3/29/01 File No. 000-14773

(10.3)	Special Separation Agreement of Marc Valentin	Quarterly Report 10-Q filed 11/15/04 File No. 000-14473

(10.4)	Separation and Release Agreement Entered into by Charles J. Dolezal and National Bancshares and First National Bank	Quarterly Report 10-Q filed 8/14/06 File No. 000-14473

(10.5)	Employment Agreement entered into By David C. Vernon and National Bancshares and First National Bank	Special Report 8-K filed 12/7/06

(10.6)	Special Separation Agreement of James R. VanSickle

(11)	Computation of Earnings per Share	See Consolidated Statements of Income and Comprehensive Income Page 4

(31.1)	Certification

(31.2)	Certification

(31.3)	Certification

No other exhibits are required to be filed herewith pursuant to Item 601 of Regulation S-K.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

National Bancshares Corporation
Date: August 14, 2007	/s/ David C. Vernon
David C. Vernon, President

Date: August 14, 2007	/s/ James R. VanSickle
James R. VanSickle,
Chief Financial Officer