Form 10-Q
period 2007-09-30
NATIONAL BANCSHARES CORP /OH/
filed 2007-11-14
CIK 790362

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
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
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of November 14, 2007.
Common Stock, Without Par Value: 2,234,488 Shares Outstanding

NATIONAL BANCSHARES CORPORATION

Item 1. Financial Statements
NATIONAL BANCSHARES CORPORATION
CONSOLIDATED BALANCE SHEETS (Unaudited)

	September 30,	December 31,
(dollars in thousands)	2007	2006

ASSETS
Cash and due from banks	$9,598	$8,955
Federal funds sold	—	9,820

Total cash and cash equivalents	9,598	18,775
Securities available for sale	82,782	86,000
Restricted equity securities	3,121	3,121
Loans, net of allowance for loan losses: September 30, 2007 - $1,921; December 31, 2006 - $1,993	192,158	184,481
Premises and equipment, net	5,198	5,549
Other real estate owned	70	103
Goodwill	4,723	4,723
Identified intangible assets	712	891
Accrued interest receivable	1,475	1,750
Cash surrender value of life insurance	2,565	2,499
Other assets	653	466

Total assets	$303,055	$308,358

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Non-interest bearing	$41,982	$44,238
Interest bearing	200,151	203,443

Total deposits	242,133	247,681
Repurchase agreements	8,322	7,902
Federal Reserve note account	924	843
Federal Home Loan Bank advances	14,000	14,000
Accrued interest payable	1,061	1,029
Accrued expenses and other liabilities	1,916	2,223

Total liabilities	268,356	273,678

SHAREHOLDERS’ EQUITY
Common stock, no par value; 6,000,000 shares authorized; 2,289,528 shares issued	11,447	11,447
Additional paid-in capital	4,690	4,690
Retained earnings	19,936	19,901
Treasury stock, at cost (55,040 shares)	(1,189)	(1,189)
Accumulated other comprehensive income (loss)	(185)	(169)

Total shareholders’ equity	34,699	34,680

Total liabilities and shareholders’ equity	$303,055	$308,358

See accompanying notes to consolidated financial statements.

NATIONAL BANCSHARES CORPORATION
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (Unaudited)

	Three months ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
(dollars in thousands, except per share data)	2007	2006	2007	2006

Interest and dividend income
Loans, including fees	$3,350	$3,239	$9,820	$9,398
Securities:
Taxable	862	864	2,671	2,459
Nontaxable	172	201	524	604
Federal funds sold and other	113	75	376	270

Total interest and dividend income	4,497	4,379	13,391	12,731

Interest expense
Deposits	1,469	1,305	4,425	3,538
Short-term borrowings	98	64	264	144
Federal Home Loan Bank advances	189	190	561	614

Total interest expense	1,756	1,559	5,250	4,296

Net interest income	2,741	2,820	8,141	8,435

Provision for loan losses	—	40	27	40

Net interest income after provision for loan losses	2,741	2,780	8,114	8,395

Noninterest income
Checking account fees	365	263	834	749
Visa check card interchange fees	69	54	194	150
Deposit and miscellaneous service fees	48	42	125	132
Loss on sale of other real estate owned	—	(1)	—	(29)
Securities gains (losses), net	—	—	18	38
Other	71	71	217	201

Total noninterest income	553	429	1,388	1,241

Noninterest expense
Salaries and employee benefits	1,243	1,407	3,968	4,341
Data processing	286	264	846	753
Net occupancy	204	199	641	616
Professional and consulting fees	94	103	304	296
Franchise tax	90	93	270	279
Maintenance and repairs	98	62	275	220
Amortization of intangibles	60	61	179	184
Telephone	57	83	174	203
Marketing	41	50	142	399
Director fees and pension	45	106	185	240
Other	402	390	1,129	980

Total noninterest expense	2,620	2,818	8,113	8,511

Income before income tax expense	674	391	1,389	1,125
Income tax expense	167	88	281	155

Net income	507	303	1,108	970
(Continued)

NATIONAL BANCSHARES CORPORATION
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (Unaudited)
(Continued)

	Three months ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2007	2006	2007	2006

Other comprehensive income (loss):
Unrealized appreciation (depreciation) in fair value of securities available for sale, net of taxes of $(258), $(362), $2 and $39	$500	$703	$(4)	$(76)
Reclassification adjustment for realized (gains) losses included in earnings, net of taxes of $-, $- , $6 and $13	—	—	(12)	(25)

Total other comprehensive income (loss), net of taxes	500	703	(16)	(101)

Comprehensive income (loss)	$1,007	$1,006	$1,092	$869

Weighted average common shares outstanding	2,234,488	2,234,488	2,234,488	2,234,488

Basic and diluted earnings per common share	$0.23	$0.14	$0.50	$0.43

Dividends declared per common share	$0.16	$0.16	$0.48	$0.48

See accompanying notes to consolidated financial statements.

NATIONAL BANCSHARES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

	Nine months ended,
	September 30,	September 30,
	2007	2006

Balance at beginning of period	$34,680	$34,653

Comprehensive income (loss)
Net income	1,108	970
Other comprehensive income (loss)	(16)	(101)

Total comprehensive income (loss)	1,092	869

Cash dividends declared ($0.48 per share in 2007 and 2006)	(1,073)	(1,073)

Balance at end of period	$34,699	$34,449

See accompanying notes to consolidated financial statements.

NATIONAL BANCSHARES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine months ended
	September 30,	September 30,
	2007	2006

Net cash from operating activities	$995	$802

Cash flows from investing activities
Securities held to maturity
Proceeds from maturities and repayments	—	9
Securities available for sale
Proceeds from maturities and repayments	9,561	3,163
Proceeds from sales	19,670	278
Purchases	(25,729)	(9,591)
Premises and equipment expenditures, net	9	(103)
Proceeds on the sale of other real estate owned	—	105
Net change in loans	(7,563)	5,704

Net cash from investing activities	(4,052)	(435)

Cash flows from financing activities
Net change deposits	(5,548)	(4,774)
Net change in short-term borrowings	501	5,331
Repayments of Federal Home Loan Advances	—	(3,000)
Dividends paid	(1,073)	(1,073)

Net cash from financing activities	(6,120)	(3,516)

Net change in cash and cash equivalents	(9,177)	(3,149)

Beginning cash and cash equivalents	18,775	19,765

Ending cash and cash equivalents	$9,598	$16,616

Supplemental Disclosures
Cash paid in interest	$5,218	$4,149
Cash paid for income taxes	$442	$332
Non-cash transfer from loans to other real estate owned	$—	$134
See accompanying notes to consolidated financial statements.

Note 1 — Basis of Presentation
(dollars in thousands)
Company Organization and Financial Presentation - The accompanying consolidated financial statements include the accounts of National Bancshares Corporation (the “Company”) and its wholly owned subsidiary, First National Bank, Orrville, Ohio (the “Bank”). The Bank has a minority interest in First Kropf Title, LLC. The Bank’s investment in First Kropf Title, LLC is immaterial to the consolidated financial statements. All significant intercompany transactions and balances have been eliminated.
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
The consolidated balance sheet as of September 30, 2007, the consolidated statements of income and comprehensive income for the three and nine month periods ended September 30, 2007 and 2006, and the condensed consolidated statements of changes in shareholders’ equity and the condensed consolidated statements of cash flow for the nine month periods ended September 30, 2007 and 2006, have been prepared by the Company without audit. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.
The consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q, but do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These statements should be read in conjunction with the consolidated financial statements and footnotes in the Company’s annual report on Form 10-K for the year ended December 31, 2006. Operating results for the three and nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.
Use of Estimates - To prepare financial statements in conformity with U.S. generally accepted accounting principles, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and actual results could differ. The allowance for loan losses, fair values of financial investments and carrying value of intangible assets are particularly subject to change.
Reclassifications - Certain items in the prior year financial statements were reclassified to conform to the current presentation.
FASB Interpretation 48 - National Bancshares Corporation adopted FASB Interpretation 48, Accounting for Uncertainty in Income Taxes (FIN 48) as of January 1, 2007. A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The adoption had no affect on National Bancshares Corporation’s financial statements.
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
FASB 157 - In September 2006, FASB issued Statement of Financial Accounting Standards No. 157 “(SFAS 157)”, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. Management is currently evaluating the impact that the adoption of this standard will have on the Corporation’s financial statements.
FASB 159 - In February of 2007, the FASB issued Statement of Financial Accounting Standards No. 159 (“SFAS 159”), The Fair Value Option for Financial Assets and Financial Liabilities, which gives entities the option to measure eligible financial assets, and financial liabilities at fair value on an instrument by instrument basis, that are otherwise not permitted to be accounted for at fair value under other accounting standards. The election to use the fair value option is available when an entity first recognizes a financial asset or financial liability. Subsequent changes in fair value must be recorded in earnings. This statement is effective as of the beginning of a company’s first fiscal year after November 15, 2007. National Bancshares Corporation is in the process of analyzing the potential impact of SFAS 159.
Note 2 — Securities
Securities consist of the following at September 30, 2007 and December 31, 2006:

		Gross	Gross
	Fair	Unrealized	Unrealized
(dollars in thousands)	Value	Gains	Losses
September 30, 2007
U.S. government and federal agency	$16,020	$20	$(94)
State and municipal	16,482	205	(59)
Corporate bonds and notes	17,981	20	(416)
Mortgage-backed	32,299	117	(73)

Total	$82,782	$362	$(642)

		Gross	Gross
	Fair	Unrealized	Unrealized
	Value	Gains	Losses
December 31, 2006
U.S. government and federal agency	$29,380	$69	$(226)
State and municipal	17,395	330	(45)
Corporate bonds and notes	27,270	132	(441)
Mortgage-backed	11,955	4	(79)

Total	$86,000	$535	$(791)

	For the nine months ended
	September 30,
	2007	2006
Sales of available for sale securities were as follows:
Proceeds	$29,380	$278
Gross gains	24	38
Gross losses	(6)	—
The tax provision related to these net realized gains was $6 and $13. No securities were sold during the three months ended September 30, 2007 and 2006.
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
Note 3 — Allowance for Loan Losses
The activity in the allowance for loan losses for the periods indicated was as follows:

	For the nine months ended
	September 30,
(dollars in thousands)	2007	2006
Beginning balance	$1,993	$1,903
Provision for loan losses	27	40
Loans charged-off	(121)	(154)
Recoveries	22	67

Ending balance	$1,921	$1,856

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
During the first nine months of 2007, the Company continued to execute a plan, which was implemented in December 2006. The plan focuses on four critical areas. These areas are first; enhancing services for depositor clients, second; strengthening compliance, third; enhancing the Company’s ability to originate loan assets and fourth; reducing costs and increasing noninterest income.
Costs reductions have been realized in the first nine months of 2007 through reduced salaries and wages and marketing expenses. Salaries and employee benefits were $3,968 thousand for the nine month period ending September 30, 2007, a decrease of $373 thousand compared to the nine months ended September 30, 2006. Over thirty full-time equivalent positions have been eliminated almost entirely through attrition. Marketing expenses were $142 thousand for the nine months ended September 30, 2007, a decrease of $257 thousand compared to the same period in 2006.
In the first half of 2007, the Company engaged a consulting firm to review the key business processes and procedures of First National Bank. The consulting firm focused primarily on loan and deposit operations and provided their recommendations to management during the second quarter of 2007. The firm identified opportunities to improve operational efficiency and increase noninterest income. Management has reviewed the suggestions and has implemented a majority of their recommendations. As a result of some of the consulting firm’s findings, the Bank enhanced the deposit and service charge fee structure effective July 1, 2007. Checking account fees were $365 thousand for the quarter ended September 30, 2007, an increase of $102 thousand or 39% compared to the quarter ended September 30, 2006.
Loans, net of allowance for loan losses increased $7.7 million in the first nine months of 2007 and totaled $192.2 million at September 30, 2007. Most of this loan growth has occurred through loan participations purchased from other financial institutions. The Bank announced the hiring of a senior loan officer in July, 2007. The new senior loan officer has seventeen years of banking experience and will be responsible for business development and management of all Bank lending activities.

Office of the Controller of the Currency (“OCC”) regulations requires banks to maintain certain minimum levels of regulatory capital. Additionally, the regulations establish a framework for the classification of banks into five categories: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. Generally, an institution is considered well-capitalized if it has a core (Tier 1) capital ratio of at least 5.0% (based on adjusted total assets); a core (Tier 1) risk-based capital ratio of a least 6.0%; and a total risk-based capital ratio of at least 10.0%. The Bank had capital ratios above the well-capitalized levels at September 30, 2007 and December 31, 2006.
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
OVERVIEW
Earnings per share for the first nine months ended September 30, 2007 increased 16% compared to the same period in 2006. Net income for the first nine months of 2007 was $1,108 thousand compared to $970 thousand for the same period of 2006 or $.50 and $.43 per share, respectively. The improvement in earnings was caused by an increase in noninterest income of $147 thousand and a decrease in noninterest expense of $398 thousand, offset by a decline in the net interest margin of $294 thousand. Noninterest income for the nine month period ended September 30, 2007 increased 12% compared to the same period in 2006 due primarily to changes in the deposit and service charge fee structure. Noninterest expenses for the nine month period ended September 30, 2007 decreased 5% compared to the same period in 2006 due primarily to decreased salaries and employee benefits and marketing expense. The net interest margin decline was caused by an increase in the cost of funds which was partially offset by an increase in interest income from loans.
Total assets decreased to $303.1 million as of September 30, 2007, from $308.4 million at December 31, 2006
FINANCIAL CONDITION — SEPTEMBER 30, 2007, COMPARED TO DECEMBER 31, 2006
Balance Sheet
Cash and cash equivalents decreased $9.2 million due to loan growth and a modest decline in deposit balances.
Securities available for sale decreased $3.2 million due to the sale of $19.7 million of callable securities and corporate bonds and $9.6 million of maturities and repayments. Offsetting these items, were $25.7 million of securities purchases. Most of these purchases were “bullet substitute” discount mortgage backed securities with a shorter duration than the securities sold. Bullet substitute mortgage backed securities exhibit greater positive convexity than other structures of mortgage backed securities and more stable cash flows in the form of much lower extension risk.
Loans showed an increase of $7.7 million during the first nine months of 2007. The primary source of loan growth during the first nine months of 2007 was the purchase of loan participations with other financial institutions. The loan demand in the Bank’s primary market remains soft. However, the Bank is focusing its effort on aggressively attracting commercial loan business and continuing to buy loan participations from other banks (commercial, real estate and consumer loans). The Bank will continue to enhance its residential mortgage products and service in the fourth quarter of 2007.

Loans at September 30, 2007 and December 31, 2006 were as follows:

	September 30,	December 31,
(dollars in thousands)	2007	2006
Collateralized by real estate:
Commercial	$47,313	$45,737
Residential	87,383	86,652
Home Equity	20,703	19,383
Construction	5,075	6,079

	160,474	157,851

Other:
Consumer	12,818	7,522
Commercial	17,675	18,519
Credit Cards	1,635	1,521
Other	1,884	1,609

	194,486	187,022

Unearned and deferred income	(407)	(548)
Allowance for loan losses	(1,921)	(1,993)

Total	$192,158	$184,481

Allowance for loan losses is a valuation allowance for probable credit losses. This account is increased by the provision for loan losses and decreased by charge-offs less recoveries. The allowance balance required is established using the following methodology:
•	All problem loans, past due loans and non-performing loans are closely monitored and analyzed by management on an ongoing basis. A classification rating is assigned to problem loans based on information about specific borrower situations and estimated collateral values. These loans are classified as either special mention, substandard, doubtful or loss.

•	Specific problem loans, past due loans or non-performing loans are identified and analyzed individually in an effort to determine the expected probable loss on these specifically identified loans.

•	For problem loans that are not analyzed individually, a provision is established based on a historical migration analysis. The historical migration analysis identifies the percentage of problem loans that have been ultimately charged-off historically and over what time periods such loans have been charged off. Historical migration percentages are reviewed and adjusted by management to reflect various factors such as the growth and change in mix of the loan portfolio and by Comptroller of the Currency regulatory guidance. Non-individually analyzed loans are pooled and evaluated by loan type. The probable loss on these pooled past due loans is estimated using historical loan loss experience.

•	National and local economic conditions and other factors are also considered in determining the adequacy of the allowance for loan losses.

•	A percentage of the allowance is allocated to specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged-off.

•	The allowance for loan losses is reviewed on a regular basis to determine the adequacy of the allowance.
The allowance for loan losses to total loans outstanding was 0.99% as of September 30, 2007, which is comparable to 1.07% at December 31, 2006. Net charge offs were $99 thousand for the nine months ended September 30, 2007 compared to $87 thousand for the same period in 2006. The ratio of non-performing loans to total loans was 1.46% ($2,837 thousand) for September 30, 2007 compared to 1.24% ($2,307 thousand) for December 31, 2006. Non-performing loans consist of loans that have been placed on non-accrual status and loans past due over 90 days and still accruing interest. The increase in non-performing loans resulted from placing one commercial real estate loan on non accrual in March 2007 and downgrading the loan to substandard.
Total deposits decreased $5.5 million as of September 30, 2007 compared to December 31, 2006. Interest bearing demand deposits have increased $6.9 million as many of our customers choose to utilize our premium money market deposit account product instead of time deposits. Historically non-interest-bearing demand accounts have fluctuated based upon the liquidity needs of our customers.
Deposits at September 30, 2007 and December 31, 2006 were as follows:

	September 30,	December 31,
(dollars in thousands)	2007	2006
Demand, noninterest-bearing	$41,982	$44,238
Demand, interest-bearing	61,060	54,208
Savings	55,760	59,018
Time, $100,000 and over	13,179	14,658
Time, other	70,152	75,559

	$242,133	$247,681

Shareholders’ Equity
Total shareholders’ equity was relatively unchanged from December 31, 2006 as net income for the first nine months was slightly higher than dividends paid to shareholders. Dividends paid to shareholders totaled $1,073 thousand for the nine months ended September 30, 2007, while net income was $1,108 for the same period. Accumulated other comprehensive income decreased from $(169) thousand on December 31, 2006 compared to $(185) thousand as of September 30, 2007.
The Bank is subject to regulatory capital requirements. The following is a summary of the actual and required regulatory capital amounts and ratios.

					To Be Well Capitalized
(dollars in thousands)			For Capital		Under Prompt Corrective
September 30, 2007	Actual		Adequacy Purposes		Action Provisions

	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital to risk-weighted assets Bank	$29,037	13.81%	$16,821	8.00%	$21,027	10.00%
Tier 1 (core) capital to risk-weighted assets Bank	27,116	12.90%	8,411	4.00%	12,616	6.00%
Tier 1 (core) capital to average assets Bank	27,116	9.10%	11,918	4.00%	14,898	5.00%

					To Be Well Capitalized
			For Capital		Under Prompt Corrective
December 31, 2006	Actual		Adequacy Purposes		Action Provisions

	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital to risk-weighted assets Bank	$27,770	13.26%	$16,750	8.00%	$20,937	10.00%
Tier 1 (core) capital to risk-weighted assets Bank	25,777	12.31%	8,375	4.00%	12,562	6.00%
Tier 1 (core) capital to average assets Bank	25,777	8.57%	12,038	4.00%	15,047	5.00%
Statements of Cash Flows
Net cash from operating activities for the first nine months of 2007 was $995 thousand compared to $802 thousand for the first nine months of 2006. Net cash from investing activities for the first nine months of 2007 was $(4.1) million, compared to $(0.4) million for the first nine months of 2006. Net cash from financing activities was $(6.1) million for the first nine months of 2007 compared to $(3.5) million for the first nine months of 2006. The decrease in cash and cash equivalents was $9.2 million during the first nine months of 2007. Total cash and cash equivalents was $9.6 million as of September 30, 2007 compared to $18.8 million at December 31, 2006.

COMPARISON OF RESULTS OF OPERATIONS FOR THE NINE MONTH PERIODS ENDED
SEPTEMBER 30, 2007 AND 2006
Net income for the first nine months of 2007 was $1,108 thousand or $0.50 per basic and diluted earnings per share, a 14% increase from $970 thousand or $0.43 per basic and diluted earnings per share for the nine months ended September 30, 2006. The increase was due primarily from an increase in noninterest income and a decrease in noninterest expense, offset by a decline in the net interest margin.
Annualized return on average equity (“ROAE”) and average assets (“ROAA”) for the first nine months of 2007 were 4.28% and 0.49%, respectively, compared with 3.72% and 0.43% for the first nine months of 2006.

	Nine months ended September 30,
	2007			2006
	Daily Average		Average	Daily Average		Average
(Dollars in thousands)	Balance	Interest	yield/cost (1)	Balance	Interest	yield/cost (1)
Assets
Interest earning assets:
Investment securities:
Taxable	$68,131	$2,671	5.18%	$64,379	$2,459	5.09%
Nontaxable (tax equivalent basis)(2)	16,851	794	6.35%	18,960	915	6.44%
Federal Funds Sold	7,916	311	5.24%	7,474	271	4.83%
Interest Bearing Deposits	1,612	65	5.38%	—	—	—
Net loans (including nonaccrual loans)	186,316	9,820	7.03%	186,760	9,398	6.71%

Total interest-earning assets	280,826	13,661	6.49%	277,573	13,043	6.27%

All other assets	23,781			24,266

Total assets	$304,607			$301,839

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing checking	$56,741	975	2.29%	$42,961	634	1.97%
Savings	57,393	470	1.09%	66,486	544	1.09%
Time, $100,000 and over	14,497	497	4.57%	13,769	410	3.97%
Time, other	74,109	2,483	4.47%	70,544	1,950	3.69%
Other funds purchased	22,725	825	4.84%	21,025	758	4.81%

Total interest-bearing liabilities	225,465	5,250	3.10%	214,785	4,296	2.67%

Demand deposits	42,525			50,205
Other liabilities	2,108			2,053
Shareholders’ equity	34,509			34,796

Total liabilities and shareholders’ equity	$304,607			$301,839

Net interest income (tax equivalent basis)(2)		$8,411			$8,747

Interest rate spread (3)			3.39%			3.60%
Net yield on interest-earning assets (4)			3.99%			4.20%
Ratio of average interest-earning assets to average interest-bearing liabilities			124.55%			129.23%

(1)	Average yields are computed using annualized interest income and expense for the periods.

(2)	Tax equivalence based on highest statutory rates of 34%.

(3)	Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.

(4)	Net yield on interest-earning assets represents net interest income as a percentage of average interest-earning assets.

Interest and dividend income totaled $13.4 million, an increase of $660 thousand or 5.2% for the nine months ended September 30, 2007 compared to the same period in 2006. Adjusted on a fully tax-equivalent (“FTE”) basis the yield on earning assets in the first nine months of 2007 was 6.49% compared to 6.27% in the first nine months of 2006.
Interest expense totaled $5.3 million an increase of $954 thousand or 22.2% for the nine months ended September 30, 2007 as compared to the same period in 2006. The average cost for interest bearing liabilities was 3.10% compared to 2.67% for the first nine months of 2006.
The increase of 43 basis points from the first nine months of 2006 is the result of change in the average volume in the mix of interest bearing liabilities and rising interest rates. During the first nine months of 2007 deposit customers continued moving funds from lower rate deposit accounts to higher yielding certificates of deposits and premium money market accounts.
As a result net interest income decreased $294 thousand, or 4% for the nine month period ended September 30, 2007 as compared to September 30, 2006. During the first nine months of 2007, the interest rate spread declined 21 basis points on a FTE basis when compared to the first nine months of 2006.
A provision for loan losses of $27 thousand was made during the first nine months of 2007 compared to $40 thousand for the same period in 2006. Non-performing loans were $2.8 million or 1.46% of loans as of September 30, 2007 compared to $2.3 million or 1.24% of loans as of December 31, 2006. The increase in nonperforming loans was the result of placing one commercial real estate loan on non-accrual and downgrading the loan to substandard. Management believes that the reserve allocated to this substandard loan and the value of the real property collateral are adequate to support the loan. Classified loans have decreased from $13.3 million as of December 31, 2006 to $5.8 million as of September 30, 2007. The decrease in classified loans can be attributed to both the paydown of problem credits and improved loan grades due to enhanced financial performance of the borrower. The decrease in classified loans is the primary reason the allowance as a percentage of loans declined from 1.07% at December 31, 2006 to 0.99% at September 30, 2007.
Each quarter, management reviews the adequacy of the allowance for loan losses by reviewing the overall quality and risk profile of the Company’s loan portfolio, by reviewing specific problem credits and assessing the potential for losses based on expected cash flows or collateral values, by reviewing trends in problem loan levels, by updating loss history for the Company’s loans, by analyzing the growth and change in mix of the portfolio, and by analyzing economic trends that are believed to impact the Company’s borrowers. Management reviewed all of these factors and determined the allowance for loan losses was adequate and no additional provision for loan loss was necessary as of September 30, 2007.
Noninterest income increased $147 thousand or 12% for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006. The increase primarily resulted from an increase in deposit and service charge fees.
Noninterest expense was $8.1 million for the nine months ended September 30, 2007 a decrease of 5% when compared to the same period in 2006. The decrease is primarily due to lower salaries and employee benefits due to lower staff levels and a reduction in marketing expense.
Offsetting the decrease in noninterest expense, for the nine months ended September 30, 2007, was an increase to data processing of $93 thousand. The increase in the data processing expense is related to the increase in usage of on-line banking and bill payment services by our customers.
Income tax expense was $281 thousand for the nine months ended September 30, 2007 which represents an increase of 81% compared to the same period in 2006. Reduced amounts of tax-exempt income and higher pre-tax income for the nine months ended September 30, 2007 compared to the same period in 2006 is the primary factor causing the increase in income tax expense.
Quarters ended September 30, 2007 and September 30, 2006 income statement highlights:
•	Interest income increased $118 thousand or 3%, primarily related to loan interest income.

•	Interest expense increased $197 thousand or 13%, primarily related to deposit interest expense.

•	Net interest income decreased $79 thousand for the quarter ended September 30, 2007 compared to 2006.

•	Checking account fees increased $102 thousand for the quarter ended September 30, 2007 compared to 2006 as a result of enhancements in the deposit and service charge fee structure on July 1, 2007.

•	Salaries and employee benefits decreased $164 thousand as a result of lower staffing levels.

•	Director fees and pension decreased $61 thousand or 58%, related to the freezing of the director’s defined benefit pension plan in July 2007.

•	Income tax expense increased $79 thousand or 90%, related primarily to an increase in income before income tax expense. Income before income tax expense increased $283 thousand or 72% for the quarter ended September 30, 2007 compared to the same period in 2006. The 2007 period also had lower levels of tax-exempt income.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Management uses an earnings simulation model to assess interest rate risk which estimates the effect on net interest income assuming various interest rate changes — or “rate shocks” — such as changes of plus 100 or 200 basis points. At year-end 2006, the model estimated the negative impact on net income of a 100 basis point increase in interest rates over a twelve-month period at 4.9%, compared to a positive (increase) impact of 1.0% on September 30, 2007. A negative (decrease) impact on net income of a 200 basis point increase in interest rates was estimated at 0.6% on December 31, 2006 compared to a positive (increase) impact of 2.0% on September 30, 2007. In both the 100 and 200 basis “rate shocks” as of September 30, 2007, the favorable variance is a result of short-term assets repricing more quickly than short-term liabilities.
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
There were no changes in the Company’s internal controls over financial reporting during the nine months ended September 30, 2007 that materially affected or are reasonably likely to materially affect the Company’s internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings — None

Item 1A.	Risk Factors — There have been no significant changes in the Company’s risk factors as outlined in the Company’s Form 10-K for the period ending December 31, 2006.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds — None

Item 3.	Defaults Upon Senior Securities — None

Item 4.	Submission of Matters to a Vote of Security Holders — None

Item 5.	Other Information — None

Item 6.	Exhibits

Exhibit No.		If incorporated by Reference,
Under Reg.		Documents with Which Exhibit
S-K, Item 601	Description of Exhibits	Was Previously Filed with SEC
(3.1)	Amended Articles of Incorporation	Annual Report 10-K filed 3/26/04 File No. 000-14773

(3.2)	Code of Regulations	Annual Report 10-K filed 3/26/04 File No. 000-14773

(10.1)	Directors Defined Benefit Plan Agreement	Annual Report 10-K filed 3/29/01 File No. 000-14773

(10.2)	Special Separation Agreement of Charles J. Dolezal, former President and Chief Executive Officer	Annual Report 10-K filed 3/29/01 File No. 000-14773

(10.3)	Special Separation Agreement of Marc Valentin	Quarterly Report 10-Q filed 11/15/04 File No. 000-14473

(10.4)	Separation and Release Agreement Entered into by Charles J. Dolezal and National Bancshares and First National Bank	Quarterly Report 10-Q filed 8/14/06 File No. 000-14473

(10.5)	Employment Agreement entered into By David C. Vernon and National Bancshares and First National Bank	Special Report 8-K filed 12/7/06

(10.6)	Special Separation Agreement of James R. VanSickle	Quarterly Report 10-Q filed 8/14/07 File No. 000-14473

(11)	Computation of Earnings per Share	See Consolidated Statements of Income and Comprehensive Income Page 4

(31.1)	Certification

(31.2)	Certification

(32)	Certification
No other exhibits are required to be filed herewith pursuant to Item 601 of Regulation S-K.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

National Bancshares Corporation

Date:	November 14, 2007	/s/David C. Vernon David C. Vernon,
President and Chief Executive Officer

Date:	November 14, 2007	/s/James R. VanSickle James R. VanSickle,
Chief Financial Officer