Form 10-K
period 2007-12-31
NATIONAL BANCSHARES CORP /OH/
filed 2008-03-28
CIK 790362

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for
the fiscal year ended: December 31, 2007
Commission File Number: 0-14773
National Bancshares Corporation
(Exact name of registrant as specified in its charter)

Ohio	34-1518564

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
112 West Market Street, Orrville, Ohio 44667
(330) 682-1010
(Address, including zip code, and telephone number,
including area code, of registrant’s principal executive offices)
     Securities registered pursuant to section 12(b) of the Act: none
     Securities registered pursuant to section 12(g) of the Act: common stock, without par value
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities act. Yes ☐ No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     State the aggregate market value of the voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: based on the average of the bid and asked prices on June 30, 2007, the aggregate market value of National Bancshares Corporation stock held by non-affiliates was $35,656,679.
     Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date: National Bancshares Corporation’s only class is common stock, without par value, of which 2,206,368 shares were outstanding on March 13, 2008.
Documents Incorporated by Reference
     Portions of the registrant’s annual report to shareholders for the fiscal year ended December 31, 2007 are incorporated by reference in Part II. Portions of the registrant’s definitive proxy statements for the 2008 Annual Meeting of Shareholders are incorporated by reference in Part III of this report.

i

Item 1 — Business
          Forward-looking Statements. This document contains forward-looking statements — as that term is defined in the Private Securities Litigation Reform Act of 1995 — about National Bancshares Corporation (“National Bancshares”) and its subsidiary First National Bank. Information incorporated in this document by reference, future filings by National Bancshares on Form 10-Q and Form 8-K, and future oral and written statements by National Bancshares and its management may also contain forward-looking statements. Forward-looking statements include statements about anticipated operating and financial performance, such as loan originations, operating efficiencies, loan sales, charge-offs and loan loss provisions, growth opportunities, interest rates and deposit growth. Words such as “may,” “could,” “should,” “would,” “believe,” “anticipate,” “estimate,” “expect,” “intend,” “project,” “plan,” and similar expressions are intended to identify these forward-looking statements.
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
          Market Area. National Bancshares’ sole banking subsidiary is First National Bank (“Bank”). The Bank operates 13 offices in Wayne, Medina, and Stark Counties. Wayne County generally, and more specifically the city of Orrville and its other municipalities in the northeastern quadrant of Wayne County, constitutes the center of the Bank’s market, extending from there to most of Wayne County, the southern portion of Medina County to the north, western Stark County to the east, and the northeastern portion of Holmes County to the south. With their dense urban populations and wide-ranging industries, including many service, manufacturing, retail and other establishments of all sizes, the cities of Cleveland in Cuyahoga County, Akron in Summit County, and Canton in Stark County lie in a crescent just beyond the northern and eastern ends of the Bank’s market area. The Bank occupies a much more rural area with a significantly lower population density and less industrial diversity, and with a significantly higher proportion of small farm and related agricultural enterprises. Wayne County is largely rural. Holmes County is virtually entirely rural, with a large percentage of Amish and Mennonite inhabitants. The portions of Stark and Medina Counties occupied by the Bank are somewhat less urban than the remainder of the historically urban and industrial Stark County and the remainder of Medina County, which has been growing very rapidly for many years because of its increasingly close association with urban centers in Cleveland and Akron.
          The April 2002 merger with Peoples Federal Savings and Loan Association of Massillon added three offices in western Stark County — all located in Massillon — to the Bank’s 11 offices in Wayne and Medina Counties. First National Bank had already been serving western Stark County, but without a branch presence. Massillon is the largest urban center in the Bank’s market, with a population of slightly more than 32,100 according to the 2004 estimate by Ohio Department of Development (www.odod.state.oh.us/research) data, followed by Wooster in Wayne County, with a population of approximately 25,600, and the city of Orrville in Wayne County, with a population just under 9,000. The total population of the Bank’s market area is estimated to be between 175,000 and 225,000, but a more precise figure is difficult to determine because the Bank’s market area does not necessarily correspond with the geographic and political boundaries employed when population data are compiled and reported. Of the counties that make up the Bank’s market area, Holmes and Wayne benefit from an unemployment rate that is less than the state average, which was 5.8% according to 2007 Ohio Department of Job and Family Services (available at lmi.state.oh.us). The unemployment rates at December 2007 are 5.2% in Wayne County, and 4.3% in Holmes County. Meanwhile, Medina County and Stark County have unemployment rates of 5.9% and 6.6% at December 2007. Major employers in the four counties include various hospitals, the College of Wooster, JM Smucker Company, and LuK USA, LLC in Wayne County, Diebold Inc., Hoover Co., Timken, and various hospitals in Stark and Wayne Counties, as well as local and county government employers throughout the four counties. According to the Ohio Department of Development, manufacturing industries are the dominant employers in Wayne and Holmes Counties, dominated only slightly by the services and trade industries in Stark and Medina Counties. (Ohio County Profiles, Ohio Department of Development, Office of Strategic Research, available at www.odod.state.oh.us/research).
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
          The share of deposits held by a particular banking institution relative to all other banking institutions in a particular market is not the only, but it is perhaps the most readily identifiable, indicator of a bank’s market share. As a percent of all deposits held by FDIC-insured banks and savings associations in the county, according to FDIC data available on the FDIC’s website (www.fdic.gov) one institution had a market share exceeding 24% in all three counties as of June 30, 2007. Based on the FDIC’s June 30, 2007 deposit data, First National Bank had a 12.0% share of deposits in Wayne County (ranking 4th of 11 FDIC-insured institutions), 1.0% in Stark County (12th of 16), and 1.3% in Medina County (14th of 19). We have no offices in Holmes County.
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
          Lending. Lending practices are governed by the Bank’s Credit Policy, which is approved annually by the board of directors, and by regulations and policies of the Office of the Comptroller of the Currency (“OCC”), the principal federal regulator of national banks. The Credit Policy delegates lending authority to the President & Chief Executive Officer, Senior Vice President & Senior Loan Officer, and all loan officers. The Credit Policy also establishes guidelines for credit types, loan mix, concentration of credit, and credit standards.
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
          The Bank’s commercial loan services include —
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
          First National Bank originates several different types of loans that it categorizes as construction loans, including —
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
          Loans and extensions of credit to a single borrower may not exceed 15% of capital, often referred to as the “legal lending limit” or “loans-to-one-borrower limit.” But an additional margin of 10% of capital is permitted for loans fully secured by readily marketable collateral. The Bank can accommodate loan volumes exceeding the legal lending limit by selling participation interests in loans to other banks. As of December 31, 2007, the Bank’s legal lending limit for loans to a single borrower was approximately $4.0 million.
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
          Delinquent Loans — Late charges on residential mortgages and consumer loans are assessed if a payment is not received by the due date plus a grace period. When an advanced stage of delinquency appears on a single-family loan and if repayment cannot be expected within a reasonable time or a repayment agreement is not entered into, a required notice of foreclosure or repossession proceedings may be prepared by the Bank’s attorney and delivered to the borrower so that foreclosure proceedings may be initiated promptly, if necessary. The Bank also collects late charges on commercial loans.
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
          Investments — Investment securities provide a return on residual funds after lending activities. Investments may be in corporate securities, U.S. Government and agency obligations, state and local government obligations and mortgage-backed securities. The Bank generally does not invest in securities that are rated less than investment grade by a nationally recognized statistical rating organization. All securities-related activity is reported to the Bank’s board of directors. General changes in investment strategy are required to be reviewed and approved by the board. The President & Chief Executive Officer and the Senior Vice President & Chief Financial Officer can purchase and sell securities in accordance with the Bank’s stated investment policy.
          Sources of Funds — Deposit Accounts. Deposit accounts are a major source of funds for the Bank. The Bank offers a number of deposit products to attract both commercial and regular consumer checking and savings customers, including regular and money market savings accounts, NOW accounts, and a variety of fixed-maturity, fixed-rate certificates with maturities ranging from seven days to 48 months. These accounts earn interest at rates established by management based on competitive market factors and management’s desire to increase certain types or maturities of deposit liabilities. The Bank also provides debit cards, gift cards, travel cards, travelers’ checks, official checks, money orders, ATM services, and IRA accounts.
          Borrowings. Deposits and repayment of loan principal are the Bank’s primary sources of funds for lending activities and other general business purposes. However, when the supply of lendable funds or funds available for general business purposes cannot satisfy the demand for loans or general business purposes, the Bank can obtain funds from the Cincinnati Federal Home Loan Bank (FHLB). In addition to borrowing from the FHLB on a term-loan basis, the Bank has a line of credit with the FHLB that allows the Bank to borrow in an amount based on a percentage of the Bank’s pledged eligible mortgages. All or substantially all of the Bank’s entire mortgage loans are pledged to the FHLB. As of December 31, 2007, the Bank had additional borrowing capacity of approximately $46 million from the FHLB. Interest is payable monthly, and the line of credit is secured by a blanket pledge collateral agreement. First National Bank also has access to credit through the Federal Reserve Bank of Cleveland and other funding sources.
          Personnel — As of December 31, 2007, First National Bank had 105 full-time equivalent employees. A collective bargaining group represents none of the employees. Management considers its relations with employees to be excellent.
          Minority Ownership of a Title Insurance Agency — First National Bank owns 49% of the stock of First Kropf Title, L.L.C., a title insurance agency whose majority owner is Kropf, Wagner, Hohenberger & Lutz, L.L.P., a law firm in which a director and Chairman of the Board of Directors of National Bancshares and the Bank — Mr. John W. Kropf — is an owner. In many mortgage transactions, the Bank selects the firm that will provide title insurance services, but the mortgage borrower ordinarily pays the costs. First Kropf Title, L.L.C. is not the only title insurance agency used by the Bank, but First Kropf Title, L.L.C. derives all or substantially all of its business through referrals from the Bank.
          Available Information — National Bancshares Corporation common stock is registered with the SEC under the Securities Exchange Act of 1934. Accordingly, National Bancshares is required to file with the SEC annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and proxy and information statements. Documents filed by us with the SEC are filed electronically. The SEC maintains an Internet web site containing reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. Our SEC filings may be viewed at the SEC’s web site at http://www.sec.gov. Our web site has not yet been upgraded to make National Bancshares Corporation’s SEC filings available free of charge. Our website is www.fnborrville.com. However, beneficial ownership reports filed by our directors and executive officers are available for viewing and downloading on that web site. In addition, we will provide copies of our SEC filings free of charge upon request to the Secretary of National Bancshares Corporation.
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
          Regulation of Bank Holding Companies — Bank and Bank Holding Company Acquisitions. The Bank Holding Company Act requires every bank holding company to obtain approval of the Federal Reserve before —

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
          Nonbanking Activities. With some exceptions, the Bank Holding Company Act has for many years also prohibited a bank holding company from acquiring or retaining direct or indirect ownership or control of more than 5% of the voting shares of any company that is not a bank or bank holding company, or from engaging directly or indirectly in activities other than those of banking, managing or controlling banks, or providing services for its subsidiaries. The principal exceptions to these prohibitions involve non-bank activities that, by statute or by Federal Reserve Board regulation or order, are held to be closely related to the business of banking or of managing or controlling banks. In making its determination that a particular activity is closely related to the business of banking, the Federal Reserve considers whether the performance of the activities by a bank holding company can be expected to produce benefits to the public — such as greater convenience, increased competition, or gains in efficiency in resources — that will outweigh the risks of possible adverse effects such as decreased or unfair competition, conflicts of interest, or unsound banking practices. Some of the activities determined by Federal Reserve Board regulation to be closely related to the business of banking are: making or servicing loans or leases; engaging in insurance and discount brokerage activities; owning thrift institutions; performing data processing services; acting as a fiduciary or investment or financial advisor; and making investments in corporations or projects designed primarily to promote community welfare.
          Financial Holding Companies. On November 12, 1999 the Gramm Leach Bliley Act became law, repealing much of the 1933 Glass-Steagall Act’s separation of the commercial and investment banking industries and permitting bank holding companies to become financial holding companies and affiliate with securities firms and insurance companies, as well as engage in other activities that are financial in nature. The Gramm Leach Bliley Act expands the range of nonbanking activities a bank holding company may engage in, while preserving existing authority for bank holding companies to engage in activities that are closely related to banking. The new legislation creates a new category of holding company called a “financial holding company.” If each of a bank holding company’s subsidiary banks is well capitalized under regulatory prompt corrective action provisions, is well managed, and has at least a satisfactory rating under the Community Reinvestment Act, the bank holding company may become a financial holding company by filing a declaration that the bank holding company wishes to become a financial holding company. No regulatory approval is necessary for a financial holding company to acquire a company — other than a bank or savings association — engaged in activities that are financial in nature or incidental to activities that are financial in nature, as determined by the Federal Reserve Board. Financial holding companies may engage in any activity that is —
•	financial in nature or incidental to that financial activity, or

•	complementary to a financial activity and that does not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally.
     Activities that are financial in nature include —
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
          Branching between states may be accomplished by merging commonly controlled banks located in different states into one legal entity. Branching may also be accomplished by establishing de novo branches or acquiring branches in another state. Under section 24(j) of the Federal Deposit Insurance Act, a branch of a bank operating out-of-state — in a “host state” in other words — is subject to the law of the host state regarding community reinvestment, fair lending, consumer protection, and establishment of branches. The Riegle-Neal Act authorizes the FDIC to approve interstate branching de novo by state-chartered banks solely in states that specifically allow it. Ohio bank law allows de novo branching in Ohio by an out-of-state bank. The FDIC has adopted regulations under the Riegle-Neal Act to prohibit an out-of-state bank from using the new interstate branching authority primarily for the purpose of deposit production. These regulations include guidelines to ensure that interstate branches operated by an out-of-state bank in a host state are reasonably helping to satisfy the credit needs of the communities served by the out-of-state bank.
          Capital — Risk-Based Capital Requirements. The Federal Reserve Board and the OCC employ similar risk-based capital guidelines in their examination and regulation of bank holding companies and national banks. If capital falls below the minimum levels established by the guidelines, the bank holding company or bank may be denied approval to acquire or establish additional banks or non-bank businesses or to open new facilities. Failure to satisfy capital guidelines could subject a banking institution to a variety of enforcement actions by federal bank regulatory authorities, including the termination of deposit insurance by the FDIC and a prohibition on the acceptance of “brokered deposits.”
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
          The banking agencies have also established a minimum leverage ratio of 3%, which represents Tier 1 capital as a percentage of total assets, less intangibles. However, for all but the most highly rated banks and bank holding companies, the banking agencies expect an additional margin of at least 100 to 200 basis points. At December 31, 2007, the bank was in compliance with all regulatory capital requirements. Actual and required capital amounts and ratios are presented elsewhere, specifically in Note 13 of National Bancshares Corporation’s audited financial statements for the year ended December 31, 2007.
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
          Transactions with Affiliates. The Bank must comply with section 23A and section 23B of the Federal Reserve Act, pertaining to transactions with affiliates. These statutes are intended to protect banks from abuse in financial transactions with affiliates, preventing federally insured deposits from being diverted to support the activities of unregulated entities engaged in nonbanking businesses. An affiliate of a bank includes any company or entity that controls or is under common control with the bank. Generally, section 23A and section 23B of the Federal Reserve Act —
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
          The Bank’s authority to extend credit to insiders — meaning executive officers, directors and greater than 10% stockholders — or to entities those persons control, is subject to section 22(g) and section 22(h) of the Federal Reserve Act and Regulation O of the Federal Reserve Board. Among other things, these laws require insider loans to be made on terms substantially similar to those offered to unaffiliated individuals, place limits on the amount of loans a bank may make to insiders based in part on the Bank’s capital position, and require that specified approval procedures be followed. Loans to an individual insider may not exceed the legal limit on loans to any one borrower, which in general terms is 15% of capital but can be higher in some circumstances. And the aggregate of all loans to all insiders may not exceed the Bank’s unimpaired capital and surplus. Insider loans exceeding the greater of 5% of capital or $25,000 must be approved in advance by a majority of the board, with any “interested” director not participating in the voting. Lastly, loans to executive officers are subject to special limitations. Executive officers may borrow in unlimited amounts to finance their children’s education or to finance the purchase or improvement of their residence, and they may borrow no more than $100,000 for most other purposes. But loans to executive officers exceeding $100,000 may be allowed if the loan is fully secured by government securities or a segregated deposit account.
          Community Reinvestment Act. Under the Community Reinvestment Act of 1977 (“CRA”) and implementing regulations of the banking agencies, a financial institution has a continuing and affirmative obligation — consistent with safe and sound operation — to respond to the credit needs of its entire community, including low- and moderate-income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions, nor does it limit an institution’s discretion to develop the types of products and services it believes are best suited to its particular community. The CRA requires that bank regulatory agencies conduct regular CRA examinations and provide written evaluations of institutions’ CRA performance. The CRA also requires that an institution’s CRA performance rating be made public. CRA performance evaluations are based on a four-tiered rating system: Outstanding, Satisfactory, Needs to Improve and Substantial Noncompliance. Over the 27 years that the CRA has existed, banking institutions — particularly the largest banks and savings associations — have faced increasingly difficult regulatory obstacles and public interest group objections in connection with their regulatory applications, including institutions that have received the highest possible CRA ratings.
          Although CRA examinations occur on a regular basis, CRA performance evaluations have been used principally in the evaluation of regulatory applications submitted by an institution. CRA performance evaluations are considered in evaluating applications for such things as mergers, acquisitions, and applications to open branches. A bank holding company cannot elect to be a “financial holding company” — with the expanded securities, insurance and other powers that designation entails — unless all of the depository institutions owned by the holding company have a CRA rating of satisfactory or better. Following a CRA examination as of December 31, 2006, the Bank’s most recent examination, the Bank received a rating of “Satisfactory.”
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
ITEM 1A — RISKS FACTORS
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
          Concentration of service area could negatively affect financial performance. A concentration of credit risk can arise with respect to loans and deposits. As of December 31, 2007, the Bank’s deposit and lending market area is concentrated in Wayne, Stark, Medina, and Holmes Counties in Northeastern Ohio. Because of the concentration of deposits and loans in these four counties, in the event of adverse economic conditions, National Bancshares and First National Bank could experience more difficulty in attracting deposits and experience higher rates of loss and delinquency on its loans than if the loans were more geographically diversified. Adverse economic conditions in this region of Ohio may reduce demand for credit of fee-based products and could negatively affect real estate and other collateral values, interest rate levels, and the availability of credit to refinance loans at or prior to maturity.
          Changing interest rates have a direct and immediate impact on financial institutions. The risk of nonpayment of loans — or credit risk — is not the only lending risk. Lenders are subject also to interest rate risk. Fluctuating rates of interest prevailing in the market affect a bank’s net interest income, which is the difference between interest earned from loans and investments, on one hand, and interest paid on deposits and borrowings, on the other. Banks manage interest rate risk exposure by closely monitoring assets and liabilities, altering from time to time the mix and maturity of loans, investments, and funding sources. Changes in interest rates affect the volume of loans originated, as well as the value of loans and other interest-earning assets, including investment securities. Changes in interest rates could also result in an increase in higher-cost deposit liabilities as well as movement of funds from deposit accounts into direct investments (such as U.S. Government and corporate securities, and other investment instruments such as mutual funds) if the Bank does not pay competitive interest rates. The percentage of household financial assets held in the form of deposits has declined over the years, with banking customers investing a greater portion of their financial assets in stocks, bonds, and mutual funds.
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
          We do not intend at the current time to seek listing of our common stock on a securities exchange and we do not intend to seek authorization for trading of our shares on NASDAQ. SEC rules dictate corporate governance standards that the stock exchanges and NASDAQ must impose on companies desiring to list their shares for trading on the exchanges or on NASDAQ. To be listed on NASDAQ —
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

          Government regulation could restrict our ability to pay cash dividends. Dividends from the Bank are the only significant source of cash for National Bancshares. Statutory and regulatory limits could prevent the Bank from paying dividends or transferring funds to National Bancshares. The First National Bank paid a $3 million dividend to the holding company in 2006 and 2007. The Bank received regulatory approval of the OCC for the dividends. We believe that National Bancshares will be able to continue paying its regular quarterly cash dividend. However, we cannot assure you that the Bank’s profitability will continue to allow it to pay dividends to National Bancshares. We therefore cannot assure you that National Bancshares will be able to continue paying regular quarterly cash dividends.
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
          Accounting for probable loan losses is a critical accounting policy. An allowance for loan losses recorded under generally accepted accounting principles is an institution’s best estimate within a range of the probable amount of loans that — based on current information and events — the institution will be unable to collect. The amount of the allowance is a product of management’s judgment and it is inevitably imprecise. Estimating the allowance requires significant judgment and the use of estimates related to many factors, including the amount and timing of future cash flows on problem loans, estimated losses on pools of homogeneous loans based on historical loss experience, and consideration of current economic trends and conditions, all of which are susceptible to significant change. Our judgment about the adequacy of the loan loss allowance is based on assumptions that we believe are reasonable but that might nevertheless prove to be incorrect. We can give you no assurance that the allowance is sufficient to absorb future charge-offs.
Item 1b — Unresolved Staff Comments
          We have not received any comments from the staff of the Securities and Exchange Commission about our periodic and current reports within the last 180 days and, accordingly, we do not have any unresolved comments from the staff.

Item 2 — Properties
     First National Bank operates thirteen full service offices and one limited service office in a market area comprising most of Wayne County, western Stark County, northeastern Holmes County and southern Medina County. The Bank’s offices, all of which are owned by First National Bank except as indicated, are —

		Net Book Value
Location	County	(Dollars in Thousands)

Main Office:
112 West Market Street	Wayne	$333
Orrville, Ohio 44667

Other Offices:
12 West Main Street	Wayne	$109
Dalton, Ohio 44618

1320 West High Street	Wayne	$112
Orrville, Ohio 44667

4934 Kidron Road	Wayne	$827
Kidron, Ohio 44636

153 East Main Street	Wayne	$63
Smithville, Ohio 44677

15974 East Main Street	Wayne	$29
Mt. Eaton, Ohio 44659

U.S. Route 30 at County Road 44	Wayne	$90
7227 Lincoln Way East Apple Creek, Ohio 44606

1720 North Main Street	Wayne	$60
Orrville, Ohio 44667 (cash ATM only)

1725 Cleveland Road	Wayne	$523
Wooster, Ohio 44691

4192 Burbank Road	Wayne	$862
Wooster, Ohio 44691

		Net Book Value
Location	County	(Dollars in Thousands)

211 Lincoln Way East	Stark	$631
Massillon, Ohio 44646

2312 Lincoln Way N.W.	Stark	$374
Massillon, Ohio 44647

51 Massillon Marketplace Drive S.W.	Stark	$1
Massillon, Ohio 44646 (cash ATM only) (leased location)

106 Ainsworth Street	Medina	$292
Lodi, Ohio 44254

121 Greenwich Road	Medina	$15
Seville, Ohio 44667 (leased facility)
          At December 31, 2007 the net book value of the Bank’s investment in premises and equipment totaled $5.2 million. The Bank’s electronic data processing functions are performed under contract with an electronic data processing services firm that performs services for financial institutions throughout the Midwest.
Item 3 — Legal Proceedings
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
Item 4 — Submission of Matters to a Vote of Security Holders
          No matters were submitted to a vote of National Bancshares’ shareholders during the fourth quarter of 2007.

Part II
Item 5 — Market for Registrant’s Common Equity, Related Stockholder Matters and issuer purchases of equity securities
          Incorporated by reference to “Price Range of Common Stock” appearing on page 49 of National Bancshares Corporation’s Annual Report 2007. National Bancshares had 901 shareholders of record as of March 13, 2008.
          Because National Bancshares Corporation is dependent on its Bank subsidiary for earnings and funds necessary to pay dividends, the ability of National Bancshares to pay dividends to its shareholders is subject to bank regulatory restrictions. See, “Supervision and Regulation — Limits on Bank Dividends to the Holding Company.”
          National Bancshares Corporation has no compensation plans under which equity securities are authorized for issuance. No equity securities of National Bancshares were sold by it during 2007.
           Issuer Purchase of Equity Securities
          We repurchased 27,103 shares of our common stock during the year ended December 31, 2007.
Item 6 — Selected Financial Data
          Incorporated by reference to “Selected Financial Data” appearing on pages 4 and 5 of National Bancshares Corporation’s Annual Report 2007.
Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations
          Incorporated by reference appearing on pages 6 through 26 of National Bancshares Corporation’s Annual Report 2007.
Item 7A — Quantitative and Qualitative Disclosures About Market Risk
          Information concerning the interest-rate risks to which First National Bank’s assets and liabilities are exposed is contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing on pages 18 and 19 of National Bancshares Corporation’s Annual Report 2007.
Item 8 — Financial Statements and Supplementary Data
          The Consolidated Financial Statements and the Report of Independent Auditors are incorporated by reference from pages 25 through 43 of National Bancshares Corporation’s Annual Report 2007.
Item 9 — Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
          No changes in or disagreements with the independent accountants have occurred in the two most recent fiscal years or since the end of December 31, 2007.
Item 9A — Controls and Procedures
          With the participation of the President and the Chief Executive Officer, and the Chief Financial Officer, management carried out an evaluation of the effectiveness of the design and operation of National Bancshares Corporation’s disclosure controls and procedures as of the end of 2007. Based upon that evaluation, the President and Chief Executive Officer, and the Chief Financial Officer concluded that as of December 31, 2007 National Bancshares Corporation’s disclosure controls and procedures were effective (1) to ensure that information required to be disclosed by National Bancshares in reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (2) in timely alerting them to material information of National Bancshares (including First National Bank) required to be included in this annual report on Form 10-K. During the fourth quarter of 2007 there were no changes in National Bancshares Corporation’s internal controls over financial reporting that have materially affected or are reasonably likely to affect National Bancshares Corporation’s internal controls over financial reporting.
The report of Management on the Company’s Internal Control Over Financial Reporting is incorporated by reference on page 44 of National Bancshares Corporation’s Annual Report 2007.
Item 9B — OTHER INFORMATION
None

Part III
Item 10 — Directors, Executive Officers and Corporate Governance
          Information concerning the directors of National Bancshares is incorporated by reference from pages 4 and 5 of the definitive proxy statement for the 2008 annual meeting of shareholders, filed or to be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2007. Disclosure by National Bancshares about directors’ and executive officers’ compliance with Section 16(a) of the Securities Exchange Act of 1934 appears on page 21 of the proxy statement for the 2008 annual meeting, and it is incorporated herein by reference.
          The executive officers of National Bancshares are —

Name	Age	Position

David C. Vernon	67	President and Chief Executive Officer of National Bancshares Corporation and First National Bank. He serves as a director and Vice-Chairman of Central Federal Corporation and its wholly owned subsidiary CFBank, a federally chartered savings association headquartered in Fairlawn in Summit County, Ohio. He served as Chairman of Central Federal Corporation and CFBank from January 2003 until January 1, 2006. He also served as Central Federal Corporation’s and CFBank’s Chief Executive Officer in 2003 and 2004 and as President of both companies from March 2003 to January 2005. Before joining Central Federal and CFBank, he was Chairman, President and Chief Executive Officer of Founders Capital Corporation in Akron, Ohio from September 2002 to February 2003; a Strategic Planning Consultant to Westfield Bank in Westfield, Ohio from May 2000 to July 2002; a Consultant to Champaign National Bank in Urbana, Ohio from July 1999 to April 2002; and a Consultant to First Place Bank in Warren, Ohio from April 1999 to February 2001. In February 1999, Mr. Vernon retired as Chairman, President and Chief Executive Officer of Summit Bank, an Akron-area community bank he founded in January 1991.

James R. VanSickle	37	Senior Vice President and Chief Financial Officer of National Bancshares Corporation and Senior Vice President and Chief Financial Officer of First National Bank since June 2007. Mr. VanSickle is the principal financial and accounting officer. Prior to joining First National Bank, he worked with Crowe Chizek and Company LLC as and Executive in the firm’s Financial Institutions Group. He joined Crowe in 1992 and was promoted to Executive in 2003.

Thomas M. Fast	46	Senior Vice President and Senior Loan Officer of First National Bank since July 2007. Mr. Fast has worked for Wayne County National Bank, KeyBank and First Chicago National Bank. He has over 18 years experience in banking focusing on commercial and real estate lending.

Steven L. Riddick	59	Vice President and Senior Credit Officer of First National Bank since October 2006. Previously, Mr. Riddick served as Vice President, Commercial Banking and Branch Manager, Seville Office of First National Bank.

Paul G. Kubiak	47	Vice President of Client Services and Operations for First National Bank since April 2007. Prior to this, Mr. Kubiak was Vice President of Client Services and a business development officer for the Bank since March 2004. Prior to joining the Bank, he served as Manager of Customer Service for Bekaert Contours and Contours, Ltd., a manufacturing firm in Orrville, Ohio.
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
          National Bancshares Corporation’s board of directors has determined that it has at least one “audit committee financial expert” serving on the Audit Committee. National Bancshares considers Director John Cook, CPA, Ph. D. to be an audit committee financial expert, based on his experience as partner in an accounting firm. Information regarding the Audit Committee is incorporated by reference to pages 13 through 15 of National Bancshares’ Proxy Statement for the 2008 annual meeting, under the caption “Audit Committee” and “Audit Committee Report.”
Item 11 — Executive Compensation
          Incorporated by reference from pages 14 through 18 of the definitive Proxy Statement for the 2008 annual meeting of shareholders, filed or to be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2007.
Item 12 — Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
          Incorporated by reference from page 3 of the definitive Proxy Statement for the 2008 annual meeting of shareholders, filed or to be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2007.
Item 13 — Certain Relationships, Related Transactions and director independence
          Incorporated by reference from page 21 of the definitive Proxy Statement for the 2008 annual meeting of shareholders, filed or to be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2007.
Item 14 — Principal Accountant Fees and Services
          Incorporated by reference from page 6 of the definitive Proxy Statement for the 2008 annual meeting of shareholders, filed or to be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2007.

Part IV
Item 15 — Exhibits AND Financial Statement Schedules
(a)(1) Financial Statements
          The following financial statements are included in this document in Item 8:
•	Report of Independent Registered Public Accounting Firm

•	Consolidated Balance Sheets at December 31, 2007 and 2006

•	Consolidated Statements of Income for the Years Ended December 31, 2007, 2006, and 2005

•	Consolidated Statements of Changes in Shareholders’ Equity for the Years Ended December 31, 2007, 2006, and 2005

•	Consolidated Statements of Cash Flows for the Years Ended December 31, 2007, 2006, and 2005

•	Notes to Consolidated Financial Statements
(a)(2) Financial Statement Schedules
          Financial Statement Schedules have been omitted because they are not applicable or the required information is shown elsewhere in the document in the Financial Statements or Notes thereto, or in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section.
(a)(3) Exhibits
          See the list of exhibits below
(b) Exhibits Required by Item 601 of Regulation S-K

Exhibit
Number	Description	Location

3.1	Amended Articles of Incorporation	Incorporated by reference to the identically numbered exhibit to the Annual Report on Form 10-K for the fiscal year ended December 31, 2003, filed on March 26, 2004

3.2	Amended By-Laws	Filed herewith

10.1*	Directors’ Defined Benefit Plan Agreement	Incorporated by reference to the identically numbered exhibit to the Annual Report on Form 10-K for the fiscal year ended December 31, 2000, filed on March 29, 2001

10.2*	Employment Agreement entered into by David C. Vernon and National Bancshares and First National Bank	Incorporated by reference on Form 8-K dated November 27, 2007.

10.3*	Employment Agreement entered into by James R. VanSickle and National Bancshares and First National Bank	Incorporated by reference on Form 8-K dated June 19, 2007.

10.4*	Employment Agreement entered into by Thomas M. Fast and National Bancshares and First National Bank	Filed herewith

(b) Exhibits Required by Item 601 of Regulation S-K (continued)

Exhibit
Number	Description	Location

13	2007 Annual Report to Security Holders	Filed herewith

14.1	Code of Business Conduct and Ethics	Incorporated by reference to the identically numbered exhibit to the Annual Report Form 10-K for the fiscal year ended December 31, 2006 filed on March 24, 2007

14.2	Code of Ethical Conduct for the Finance Officers And Finance Department Personnel	Incorporated by reference to the identically numbered exhibit to the Annual Report Form 10-K for the fiscal year ended December 31, 2006 filed on March 24, 2007

21	Subsidiaries	Filed herewith

23	Consent of Crowe Chizek and Company LLC	Filed herewith

31.1	Certification of Chief Executive Officer under Sarbanes-Oxley Act Section 302	Filed herewith

31.2	Certification of Chief Financial Officer under Sarbanes-Oxley Act Section 302	Filed herewith

32	Certification pursuant to 18 U.S.C. Section 1350, as enacted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

*	Management contract or compensatory plan or arrangement

Signatures
          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

National Bancshares Corporation
By:	/s/ David C. Vernon
David C. Vernon
President and Chief Executive Officer

Date:	March 28, 2008

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ David C. Vernon	March 28, 2008
David C. Vernon
President, Chief Executive Officer, and Director

/s/ James R. VanSickle	March 28, 2008
James R. VanSickle, Sr. Vice President & Chief Financial Officer
(Principal Accounting and Financial Officer)

/s/ Sara E Steinbrenner Balzarini	March 28, 2008
Sara E. Steinbrenner Balzarini, Director

/s/ John Cook, CPA, Ph. D.	March 28, 2008
John Cook, CPA, Ph. D., Director

/s/ Bobbi E. Douglas	March 28, 2008
Bobbi E. Douglas, Director

/s/ John W. Kropf	March 28, 2008
John W. Kropf, Director

/s/ John L. Muhlbach, Jr	March 28, 2008
John L. Muhlbach, Jr., Director

/s/ Victor B. Schantz	March 28, 2008
Victor B. Schantz, Director

/s/ Stephen W. Schmid	March 28, 2008
Stephen W. Schmid, Director

/s/ Howard J. Wenger	March 28, 2008
Howard J. Wenger, Director

/s/ Albert W. Yeagley	March 28, 2008
Albert W. Yeagley, Director