Form 10-Q
period 2008-03-31
NATIONAL BANCSHARES CORP /OH/
filed 2008-05-16
CIK 790362

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008

OR
[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-14773

NATIONAL BANCSHARES CORPORATION
exact name of registrant as specified in its charter

Ohio			34-1518564
State of incorporation	IRS Employer Identification No.

112 West Market Street, Orrville, Ohio 44667
Address of principal executive offices

Registrant`s telephone number: (330) 682-1010

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

	Yes __X__	No _____

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of `large accelerated filer, accelerated filer and smaller reporting company` in Rule 12b-2 of the Exchange Act.

       Large accelerated filer [  ]	 Accelerated filer [  ]
       Non-accelerated filer [  ]	 Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

	Yes_____ 	No __X___

Indicate the number of shares outstanding of each of the issuer`s classes of common stock, as of May 8, 2008.

Common Stock, Without Par Value: 2,202,368 Shares Outstanding

NATIONAL BANCSHARES CORPORATION

Index
										Page
										Number
Part I.  Financial Information

	Item 1.	Financial Statements (Unaudited)

			Consolidated Balance Sheets				2
			as of March 31,  2008
			and December 31, 2007

			Consolidated Statements of Income			3
			and Comprehensive Income for the
			three months ended March 31, 2008
			and 2007

			Condensed Consolidated Statement of Changes in 		5
			Shareholders` Equity for the three months ended March 31, 2008 and 2007

			Condensed Consolidated Statements of			6
			Cash Flows for the three months ended
			March 31, 2008 and 2007

			Notes to Consolidated Financial			   7 ~ 8
			Statements (Unaudited)

	Item 2	Management`s Discussion and Analysis		          9 ~ 15
		of Financial Condition and
		Results of Operations

	Item 3	Quantitative and Qualitative Disclosures About		      15
		Market Risk

	Item 4	Controls and Procedures			                      15

Part II.  Other Information					              16

	Item 1.	Legal Proceedings ~ None

	Item 1A.Risk Factors

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

	Item 3.	Defaults Upon Senior Securities ~ None

	Item 4.	Submission of Matters to a Vote of Security Holders  ~ None

	Item 5.	Other Information ~ None

	Item 6.	Exhibits

Signatures					                              17

Exhibits						                 18 ~ 20

Item 1. Financial Statements

NATIONAL BANCSHARES CORPORATION
CONSOLIDATED BALANCE SHEETS (Unaudited)
(dollars in thousands)
			     			March 31,		December 31,
   			         		  2008		            2007
ASSETS
Cash and due from banks				$  12,580		$  11,842
Federal funds sold					-	              443
	Total cash and cash equivalents		   12,580	           12,285
Securities available for sale		           87,806	           84,514
Restricted equity securities		            3,152              	    3,121
Loans held for sale		                      184		        -
Loans, net of allowance for loan losses:
March 31, 2008~$1,520; December 31, 2007~$2,028   190,079	          191,488
Premises and equipment, net		            5,097	            5,206
Goodwill		                            4,723	            4,723
Identified intangible assets		              596	              654
Accrued interest receivable 		            1,268	            1,502
Cash surrender value of life insurance		    2,608	            2,587
Other assets		                              744	              571
	Total assets	                         $308,837	         $306,651

LIABILITIES AND SHAREHOLDERS` EQUITY
Deposits
	Noninterest bearing			 $ 42,376	         $ 44,492
	Interest bearing		          197,135		  198,031
		Total deposits		          239,511		  242,523
Federal funds purchased		                    2,500		        -
Repurchase agreements		                    9,784		    8,831
Federal Reserve note account		              296		      543
Federal Home Loan Bank advances		           18,000		   17,000
Accrued interest payable		              934		      975
Accrued expenses and other liabilities		    2,056		    1,788
	Total liabilities		          273,081		  271,660

SHAREHOLDERS` EQUITY
	Common stock,
	no par value; 6,000,000 shares authorized;
        2,289,528 shares issued
	   					   11,447		   11,447
	Additional paid-in capital		    4,690		    4,690
	Retained earnings		           20,325		   20,182
	Treasury stock, at cost (87,160
        and 82,143 shares)		           (1,709)		   (1,623)
	Accumulated other comprehensive income	    1,003		      295
		Total shareholders` equity	   35,756		   34,991
		   Total liabilities and
                   shareholders` equity	         $308,837	         $306,651

See accompanying notes to consolidated financial statements.


NATIONAL BANCSHARES CORPORATION
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (Unaudited)
(dollars in thousands, except per share data)

	               	            				Three months ended
							  March 31,	         March 31,
   							    2008		   2007
Interest and dividend income
	Loans, including fees				  $3,167	         $3,183
	Securities:
		Taxable					     934		    843
		Nontaxable				     151		    176
	Federal funds sold and other			      18		    150
	   	Total interest and dividend income	   4,270		  4,352

Interest expense
	Deposits				           1,246		  1,446
	Short-term borrowings				      57		     79
	Federal Home Loan Bank advances			     223		    185
		Total interest expense			   1,526		  1,710

Net interest income					   2,744		  2,642

Provision for loan losses				     187		     27

Net interest income after provision for loan losses	   2,557		  2,615

Noninterest income
	Checking account fees				     296		    222
	Visa check card interchange fees		      77		     57
	Deposit and miscellaneous service fees		      51		     38
	Mortgage banking activities			      14		      -
	Securities gains (losses), net			      17		     24
	Other						     137		     70
		Total noninterest income		     592		    411

Noninterest expense
	Salaries and employee benefits			   1,240		  1,365
	Data processing					     250		    277
	Net occupancy					     219		    229
	Professional and consulting fees		      92		    109
	Franchise tax					      84		     90
	Maintenance and repairs				      73		     81
	Amortization of intangibles			      58		     59
	Telephone					      58		     59
	Marketing					      22		     40
	Director fees and pension			      59		     70
	Other						     334		    293
		Total noninterest expense		   2,489		  2,672

Income before income tax expense			     660		    354
Income tax expense					     169		     67
Net income						  $  491		 $  287

NATIONAL BANCSHARES CORPORATION
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (Unaudited)

(Continued)	               	                                  Three months ended
							  March 31,	            March 31,
							    2008		      2007
Other comprehensive income (loss):
	Unrealized appreciation (depreciation) in fair
		value of securities available for sale,
	   	net of taxes of $370 and $6		  $  719	            $	11
	Reclassification adjustment for realized (gains)
		losses included in earnings, net of taxes of
	   	$6 and $8				     (11)		       (16)
Total other comprehensive income (loss), net of taxes	     708		        (5)

Comprehensive income					  $1,199	            $  282

Weighted average common shares outstanding	       2,205,787		 2,234,488

Basic and diluted earnings per common share	       $    0.22	         $    0.13

Dividends declared per common share		       $    0.16	         $    0.16

See accompanying notes to consolidated financial statements.

NATIONAL BANCSHARES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS` EQUITY (Unaudited)

							Three months ended,
			 			March 31,		   March 31,
		                                  2008		             2007
Balance at beginning of period			$ 34,991	           $ 34,680

Comprehensive income
	Net income			             491		        287
	Other comprehensive income (loss)	     708		         (5)
Total comprehensive income 			   1,199		        282

Purchase of 5,017 shares of common stock	     (86)		          -

Cash dividends declared ($0.16 per share in 2008
	and 2007)		                    (348)		       (358)

Balance at end of period	                 $35,756	            $34,604

See accompanying notes to consolidated financial statements.

NATIONAL BANCSHARES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

								Three months ended
			   					March 31,	 March 31,
		                                                2008		 2007
Net cash from operating activities				$   406		$    110

Cash flows from investing activities
	Net change in interest-bearing deposits with banks	      -		  (5,000)
	Securities available for sale
		Proceeds from maturities and repayments		 13,316		   2,803
		Proceeds from sales		                  4,067		  14,836
		Purchases		                        (19,469)	 (10,811)
	Premises and equipment expenditures, net		    (96)	      (7)
	Proceeds from sale of property and equipment		      -		     211
	Proceeds on the sale of other real estate owned		      -		       -
	Net change in loans		                          1,316		     286
Net cash from investing activities		                   (866)	   2,318

Cash flows from financing activities
	Net change in deposits		                         (3,012)	     239
	Net change in short-term borrowings		          3,206		    (587)
	Proceeds from Federal Home Loan Bank advances		  1,000		       -
	Dividends paid		                                   (353)	    (358)
	Purchase of common stock		                    (86)	       -
Net cash from financing activities		                    755		    (706)

Net change in cash and cash equivalents		                    295		   1,722

Beginning cash and cash equivalents		                 12,285		  18,775
Ending cash and cash equivalents	                       $ 12,580	        $ 20,497

Supplemental Disclosures
	Cash paid for interest	                               $  1,567	        $  1,691
	Cash paid for income taxes	                       $    150	        $    175
	Non-cash transfer from loans to other real estate
	owned						       $      -	        $      -

See accompanying notes to consolidated financial statements.

Note 1 ~ Basis of Presentation

(dollars in thousands)

Company Organization and Financial Presentation ~ The accompanying consolidated financialstatements include the accounts of National Bancshares Corporation (the `Company`) and its wholly owned subsidiary, First National Bank, Orrville, Ohio (the `Bank`). The Bank has a minority interest in First Kropf Title, LLC. The Bank`s investment in First Kropf Title, LLC is immaterial to the consolidated financial statements. All significant intercompany transactions and balances have been eliminated.

The Company provides a broad range of financial services to individuals and companies in Medina,Stark and Wayne Counties, Ohio. While the Company`s chief decision makers monitor the revenue streams of the various products and services, operations are managed and financial performance is evaluated on a Company-wide basis. Accordingly, all the Company`s banking operations are considered by management to be aggregated in one reportable operating segment.

The consolidated balance sheet as of March 31, 2008, the consolidated statements of income and comprehensive income for the three month periods ended March 31, 2008 and 2007, and the condensed consolidated statements of changes in shareholders` equity and the condensed consolidated statements of cash flows for the three month periods ended March 31, 2008 and 2007, have been prepared by the Company without audit. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

The consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q, but do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These statements should be read in conjunction with the consolidated financial statements and footnotes in the Company`s annual report on Form 10-K for the year ended December 31, 2007. Operating results for the three months ended
March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

Use of Estimates ~ To prepare financial statements in conformity with U.S. generally accepted accounting principles, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and actual results could differ. The allowance for loan losses, fair values of financial investments and carrying value of intangible assets are particularly subject to change.

Reclassifications ~ Certain items in the prior year financial statements were reclassified to conform to the current presentation.

FASB 157 ~ The Company adopted FAS No. 157 `Fair Value Measurements` in the first quarter of 2008. The Company`s available for sale investment portfolio is subject to FAS No. 157 disclosure for interim reporting. The Company`s year-end 2008 reporting will include FAS No. 107 prescribed fair value disclosure for all financial instruments. Fair value is the price that would be received upon sale of an asset or paid to transfer a liability in the principal or most advantageous market in an orderly transaction between market participants at the measurement date. The following fair value hierarchy is used in selecting inputs, with the highest priority given to Level 1, as these are the most transparent or reliable.

Level 1 ~ Quoted prices for identical instruments in active markets that the Company has theability to access as of the measurement date.
Level 2 ~ Significant other observable inputs, such as quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs are observable in active markets. Level 3 ~ Significant unobservable inputs that reflect the Company`s own assumptions about the assumptions that market participants would use in pricing an instrument.

The Company is responsible for the valuation process and as part of this process may use data from outside sources in establishing fair value. The Company performs due diligence to understand the inputs used or how the data was calculated or derived. The Company corroborates the reasonableness of external inputs in the valuation process.

To estimate the market value of its available for sale security portfolio, the Company obtains current market pricing from quoted market sources or using pricing for similar securities. Assets measured at fair value on a recurring basis are summarized below.

  									           Total
 									       Available for
       								               sale securities
March 31, 2008 		              	  Level 1       Level 2     Level 3   at fair value
(In thousands)

Available for sale securities
Fixed maturity securities	     	$	-       $87,366      $    -     $87,366
Equity securities                     	      440             -           -         440
   Total available for sale securities  $     440       $87,366      $    -     $87,806

          Impaired loans			-             -       1,781       1,781


FASB 159 ~ In February of 2007, the FASB issued Statement of Financial Accounting Standards No. 159 (SFAS 159), The Fair Value Option for Financial Assets and Financial Liabilities, which gives entities the option to measure eligible financial assets, and financial liabilities at fair value on an instrument by instrument basis, that are otherwise not permitted to be accounted for at fair value under other accounting standards. The election to use the fair value option is available when an entity first recognizes a financial asset or financial liability. Subsequent changes in fair value must be recorded in earnings. This statement is effective as of the beginning of a company`s first fiscal year after November 15, 2007. National Bancshares Corporation did not elect the fair value option for any financial assets or financial liabilities as of January 1, 2008.

Note 2 ~ Allowance for Loan Losses

The activity in the allowance for loan losses for the periods indicated was as follows:

(dollars in thousands) 				For the three months ended
         	                            		March 31,
						  2008		  2007
Beginning balance				$2,028	        $1,993
	Provision for loan losses		   187		    27
	Loans charged-off			  (714)		   (13)
	Recoveries			            19		    12
		Ending balance		        $1,520	        $2,019

Individually impaired loans were as follows:				 March 31,   December 31,
								         2008	     2007
        Year-end loans with no allocated allowance for loan losses	 $1,000	     $    -
        Year-end loans with allocated allowance for loan losses		    923       2,702
        Amount of the allowance for loan losses allocated		    141         629

The impact on interest income of impaired loans was not significant to the consolidated statements of income.

Nonaccrual loans and loans past due 90 days still on accrual were as follows:

								      March 31,       December 31,
                                                                      2008            2007
        Loans past due over 90 days still on accrual		      $  523	      $  158
        Nonaccrual loans                                               2,151           2,645

Nonaccrual loans and loans past due 90 days still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

Item 2. Management`s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING INFORMATION

This Form 10-Q contains forward-looking statements as referenced in the Private Securities Litigation Reform Act of 1995. Forward-looking statements are subject to many risks and uncertainties. When used herein, the terms `anticipates,` `plans,` `expects,` `believes,` and similar expressions as they relate to the Company or its management are intended to identify such forward looking statements. Actual results could differ materially from those indicated by the forward-looking statements. Risks and uncertainties that could cause or contribute to differences include, changes in the regulatory environment, changes in business conditions and inflation, risks associated with credit quality and other factors discussed in the Company`s filings with the U.S. Securities and Exchange Commission, including its Annual Report on Form 10-K for the year ended December 31, 2007. The Company assumes no obligation to update any forward-looking statement.

GENERAL

The Company`s results of operations are dependent primarily on net interest income, noninterest income and its ability to control costs. Net interest income is the difference (spread) between the interest income earned on loans and securities and the cost of funds, consisting of interest paid on deposits and borrowed funds. The interest rate spread is affected by regulatory, economic and competitive factors that influence interest rates, loan demand and deposit flows. The Company`s net income is also affected by, among other things, loan fee income, provisions for loan losses, service charges, gains on loan sales, operating expenses and franchise and income taxes. The Company`s operating expenses principally consist of employee compensation and benefits, occupancy and other general and administrative expenses. The Company`s results of operations are also significantly affected by general economic and competitive conditions, particularly changes in market interest rates, government policies and actions of regulatory authorities. Additionally, future changes in applicable laws, regulations or government policies may also materially impact the Company.

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

During the first three months of 2008, the Company continued to execute a plan, which was implemented in December 2006. The plan focuses on four critical areas. These areas are first; enhancing services for depositor clients, second; strengthening compliance, third; enhancing the Company`s ability to originate loan assets and fourth; reducing costs and increasing noninterest income.

Costs reductions have been realized in the first three months of 2008. Noninterest expense was $2.5 million in the first quarter of 2008, a decrease of $183 thousand compared to the same period in 2007.

In the first half of 2007, the Company engaged a consulting firm to review the key business processes and procedures of First National Bank. The consulting firm focused primarily on loan and deposit operations and provided their recommendations to management during the second quarter of 2007. The firm identified opportunities to improve operational efficiency and increase noninterest income. Management has reviewed the suggestions and has implemented a majority of their recommendations. As a result of some of the consulting firm`s suggestions, the Bank has improved noninterest income.

Loans, net of allowance for loan losses decreased $1.4 million in the first three months of 2008 and totaled $190.1 million at March 31, 2008. Loans, net of allowance for loan losses at March 31, 2008, is $5.6 million higher than the $184.5 million balance at December 31, 2006.

Office of the Controller of the Currency (OCC) regulations requires banks to maintain certain minimum levels of regulatory capital. Additionally, the regulations establish a framework for the classification of banks into five categories: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. Generally, an institution is considered well-capitalized if it has a core (Tier 1) capital ratio of at least 5.0% (based on adjusted total assets); a core (Tier 1) risk-based capital ratio of a least 6.0%; and a total risk-based capital ratio of at least 10.0%. The Bank had capital ratios above the well-capitalized levels at March 31, 2008 and December 31, 2007.

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

OVERVIEW

Earnings per share for the first three months ended March 31, 2008 increased 69% compared to the same period in 2007. Net income for the first three months of 2008 was $491 thousand compared to $287 thousand for the same period of 2007 or $.22 and $.13 per share, respectively. The improvement in earnings was caused by an increase in the net interest income of $102 thousand, an increase in noninterest income of $181 thousand and a decrease in noninterest expense of $183 thousand, offset by an increase in the provision for loan losses of $160 thousand and an increase in income tax expense of $102 thousand.

Net interest income for the three month period ended March 31, 2008 increased 4% compared to the same period in 2007 despite a decreasing interest rate environment. Noninterest income for the quarter ended
March 31, 2008 increased 44% compared to the same period in 2007 due primarily to the enhancement of the deposit and service charge structure effective July 1, 2007 and a $71 thousand gain recorded in connection with the initial public offering from Visa, Inc. Noninterest expense for the first quarter of 2008 decreased 7% compared to the same period in 2007 due primarily to decreased salaries and employee benefits. The provision for loan losses increased to $187 thousand compared to $27 thousand for the same period in 2007. The income tax expense increased to $169 thousand for the quarter ended March 31, 2008 compared to $67 thousand for the same period in 2007. Reduced amounts of tax-exempt income and higher pre-tax income for the three months ended March 31, 2008 compared to the same period in 2007 are the primary factors causing the increase in income tax expense.

Total assets increased to $308.8 million as of March 31, 2008, from $306.7 million at December 31, 2007.


FINANCIAL CONDITION ~ MARCH 31, 2008, COMPARED TO DECEMBER 31, 2007

Balance Sheet

Cash and cash equivalents increased $295 thousand to $12.6 million at March 31, 2008.

Securities available for sale increased $3.3 million due to the purchase of $19.5 million of securities, offset by maturities and repayments of $13.3 million and $4.1 million in sales. Most of these purchases were ~bullet substitute~ discount mortgage backed securities with a shorter duration than the securities sold. The net unrealized gains on securities increased to $1.5 million as of March 31, 2008 compared to $0.4 million as December 31, 2007.

Securities consist of the following at March 31, 2008 and December 31, 2007:

(dollars in thousands)						  Gross		Gross
         						Fair	  Unrealized	Unrealized
							Value	  Gains		Losses
March 31, 2008
	U.S. government and federal agency		$ 4,933	  $  311	$   -
	State and municipal				 16,963	     417	  (56)
	Corporate bonds and notes		          9,396	      66	 (230)
	Mortgage-backed		                         56,074	   1,049	  (10)
	Equity securities		                    440	       -	  (28)
	Total	                                        $87,806	  $1,843	$(324)


								   Gross	Gross
       							Fair	   Unrealized	Unrealized
	                                                Value	   Gains	Losses
December 31, 2007
	U.S. government and federal agency	        $10,268	   $ 161	$   -
	State and municipal		                 16,068	     295	  (13)
	Corporate bonds and notes		         40,583	     294	  (21)
	Mortgage-backed		                         17,595	      26	 (295)
	Total	                                        $84,514	   $ 776	$(329)

       							For the three months ended
	                             				March 31,
							  2008		 2007
Sales of available for sale securities were as follows:
	Proceeds					  $4,067	 $14,836
	Gross gains			                      25	      80
	Gross losses			                       8	      56

The tax provision related to these net realized gains was $6 and $8.

Loans showed a decrease of $1.4 million during the first three months of 2008. The loan demand in the Bank`s primary market remains soft. However, the Bank is focusing its effort on aggressively attracting commercial loan business and continuing to buy loan participations from other banks (commercial, real estate and consumer loans). The Bank has enhanced its residential mortgage products and service and sold mortgage loans to outside investors for the first time in March, 2008.

Loans at March 31, 2008 and December 31, 2007 were as follows:

(dollars in thousands)
         			     	March 31,		December 31,
			        	2008		        2007
Collateralized by real estate:
     	Commercial			$49,510			$51,463
     	Residential 			 78,325		         80,113
	Home Equity 			 20,943		         20,857
	Construction			  9,296		          8,367
					158,074		        160,800

Other:
	Consumer		         11,115		         11,988
	Commercial		         19,618		         17,552
	Credit Cards		          1,484		          1,614
	Other		                  1,831		          1,987
  				        192,122	                193,941

	Unearned and deferred income	   (523)		   (425)
	Allowance for loan losses        (1,520)           	 (2,028)
	  Total	                       $190,079	               $191,488

Allowance for loan losses is a valuation allowance for probable credit losses. This account is increased by the provision for loan losses and decreased by charge-offs less recoveries. The allowance balance required is established using the following methodology:

* All problem loans, past due loans and non-performing loans are closely monitored and analyzed by management on an ongoing basis. A classification rating is assigned to problem loans based on information about specific borrower situations and estimated collateral values. These loans are classified as either special mention, substandard, doubtful or loss.
* Specific problem loans, past due loans or non-performing loans are identified and analyzed individually in an effort to determine the expected probable loss on these specifically identified loans.
* For problem loans that are not analyzed individually, a provision is established based on a historical migration analysis. The historical migration analysis identifies the percentage of problem loans that have been ultimately charged-off historically and over what time periods such loans have been charged off. Historical migration Percentages are reviewed and adjusted by management to reflect various factors such as the growth and change in mix of the loan portfolio and by Comptroller of the Currency regulatory guidance. Non-individually analyzed loans are pooled and evaluated by loan type. The probable loss on these pooled past due loans is estimated using historical loan loss experience.
* National and local economic conditions and other factors are also considered in determining the adequacy of the allowance for loan losses.
* A percentage of the allowance is allocated to specific loans, but the entire allowance is available for any loanthat, in management`s judgment, should be charged-off.
* The allowance for loan losses is reviewed on a regular basis to determine the adequacy of the allowance.

The allowance for loan losses to total loans outstanding was 0.79% as of March 31, 2008, which is a decrease from 1.05% at December 31, 2007. Net charge-offs were $695 thousand for the three months ended March 31, 2008, compared to $1 thousand for the same period in 2007. The $695 thousand in first quarter 2008 charge-offs were primarily related to a $676 thousand partial charge-off of a $1.7 million Summit County commercial real estate loan based on information obtained in the first quarter of 2008. The ratio of non-performing loans to total loans was 1.40% ($2,674 thousand) for March 31, 2008 compared to 1.45% ($2,803 thousand) for December 31, 2007. Non-performing loans consist of loans that have been placed on non-accrual status and loans past due over 90 days and still accruing interest.

Total deposits decreased $3.0 million as of March 31, 2008 compared to December 31, 2007. Interest bearing demand deposits have increased $1.9 million as many of our customers choose to utilize our premium money market deposit account product instead of time deposits. Historically noninterest-bearing demand accounts have fluctuated based upon the liquidity needs of our customers.


Deposits at March 31, 2008 and December 31, 2007 were as follows:

(dollars in thousands)
         			    	March 31,		December 31,
			        	2008		        2007
Demand, noninterest-bearing	        $42,376	                $44,492
Demand, interest-bearing 		 66,492		         64,594
Savings 			         52,686		         53,545
Time, $100,000 and over		         11,910		         12,725
Time, other		                 66,047		         67,167
			               $239,511	                $242,523

Shareholders` Equity

Total shareholders` equity increased $0.8 million to $35.8 million as of March 31, 2008 from $35.0 million as of December 31, 2007. Net income for the quarter ended March 31, 2008 was $491 thousand, while dividends declared were $348 thousand. The company purchased 5,017 shares of common stock for $86 thousand during the first quarter of 2008. Accumulated other comprehensive income increased from $295 thousand on December 31, 2007 to $1,003 thousand as of March 31, 2008.

The Bank is subject to regulatory capital requirements. The following is a summary of the actual and required regulatory capital amounts and ratios.

(dollars in thousands)							      To Be Well Capitalized
         							For Capital   Under Prompt Corrective
March 31, 2008				Actual		Adequacy Purposes     Action Provisions
					Amount	 Ratio	Amount	  Ratio	      Amount	Ratio
Total capital to risk-weighted assets
  Bank	                                $26,853	 13.24%	$16,228	  8.00%	      $20,285	10.00%
Tier 1 (core) capital to risk-weighted assets
  Bank	                                 25,336	 12.49%	  8,114	  4.00%	       12,171    6.00%
Tier 1 (core) capital to average assets
  Bank	                                 25,336   8.53%	 11,882	  4.00%	       14,853	 5.00%




									      To Be Well Capitalized
							For Capital	      Under Prompt Corrective
December 31, 2007			Actual		Adequacy Purposes     Action Provisions
	                                Amount	 Ratio	Amount	   Ratio      Amount     Ratio
Total capital to risk-weighted assets
  Bank					$26,810	 12.78%	$16,785	   8.00%      $20,981	 10.00%
Tier 1 (core) capital to risk-weighted assets
  Bank	                                 24,782	 11.81%	  8,392	   4.00%       12,588	  6.00%
Tier 1 (core) capital to average assets
  Bank	                                 24,782	  8.26%	 12,001    4.00%       15,001	  5.00%


Statements of Cash Flows

Net cash from operating activities for the first three months of 2008 was $406 thousand compared to $110 thousand for the first three months of 2007. Net cash from investing activities for the first three months of 2008 was $(0.9) million, compared to $2.3 million for the first three months of 2007. Net cash from financing activities was $0.8 million for the first three months of 2008 compared to $(0.7) million for the first three months of 2007. The increase in cash and cash equivalents was $0.3 million during the first three months of 2008. Total cash and cash equivalents was $12.6 million as of March 31, 2008 compared to $12.3 million at December 31, 2007.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2008 AND 2007

Net income for the first three months of 2008 was $491 thousand or $0.22 per basic and diluted earnings per share, a 71% increase from $287 thousand or $0.13 per basic and diluted earnings per share for the three months ended March 31, 2007. The increase was due primarily from an increase in net interest margin and noninterest income and a decrease in noninterest expense, offset by an increase in the provision for loan losses and income tax expense.

Annualized return on average equity (ROAE) and average assets (ROAA) for the first three months of 2008 were 5.55% and 0.65%, respectively, compared with 3.29% and 0.38% for the first three months of 2007.

				                           Three months ended March 31,
			                             2008			                 2007
(Dollars in thousands)              Daily Average           Average             Daily Average		Average
                                    Balance    Interest     yield/cost (1)      Balance   Interest	yield/cost (1)
Assets
Interest earning assets:
	Securities:
	  Taxable		    $71,781    $934	    5.25%	        $66,922	   $842		5.03%
	  Nontaxable	             16,029	229	    5.86%		 17,116	    267		6.27%
	  (tax equivalent basis) (2)
	Federal funds sold	      1,233	  9	    2.92%		 11,566     150		5.19%
	Interest bearing deposits     1,003       9	    3.59%		      -	      -		   -
	Net loans (including
	  nonaccrual loans)	    190,396   3,167	    6.65%		185,514   3,183		6.86%
Total interest-earning assets	    280,442   4,348	    6.20%		281,118	  4,442		6.32%
All other assets		     23,107  23,758
Total assets	                   $303,549				       $304,876

Liabilities and Shareholders` Equity
Interest-bearing liabilities:
	Interest-bearing checking  $65,029     	332	    2.04%	       $55,504      299		2.15%
	Savings		            52,874	 84	    0.64%		57,578	    164		1.14%
	Time, $100,000 and over	    12,289	129	    4.20%		14,664	    165		4.50%
	Time, other		    66,648	701	    4.21%		75,406	    818		4.34%
Other funds purchased		    27,356	280         4.09%		21,959	    264		4.81%
Total interest-bearing liabilities 224,196    1,526	    2.72%	       225,111	  1,710		3.04%
Demand deposits		            40,481					42,310
Other liabilities		     3,498					 2,520
Shareholders` equity		    35,374					34,935
Total liabilities and
   shareholders` equity	          $303,549		                      $304,876
Net interest income
   (tax equivalent basis) (2)	             $2,822				         $2,732
Interest rate spread (3)				    3.48%					3.28%
Net yield on interest-earning assets (4)		    4.03%					3.89%
Ratio of average interest-earning assets
   to average interest-bearing liabilities	          125.09%				      124.88%

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

Interest and dividend income totaled $4.3 million, a decrease of $82 thousand or (2)% for the three months ended March 31, 2008 compared to the same period in 2007. Adjusted on a fully tax-equivalent (FTE) basis the yield on earning assets in the first three months of 2008 was 6.20% compared to 6.32% in the first three months of 2007.

Interest expense totaled $1.5 million, a decrease of $184 thousand or (11)% for the three months ended March 31, 2008 as compared to the same period in 2007. The average cost for interest bearing liabilities was 2.72% compared to 3.04% for the first three months of 2007.

The decrease of 32 basis points from the first three months of 2007 is the result of change in the average volume in the mix of interest bearing liabilities and declining interest rates. During the first three months of 2008 deposit customers continued moving funds from lower rate deposit accounts and certificates of deposit to premium money market accounts.

Net interest income increased $102 thousand, or 4% for the three month period ended March 31, 2008 as compared to March 31, 2007. During the first three months of 2008, the interest rate spread increased 20 basis points on a FTE basis when compared tothe first three months of 2007.

Provision for loan losses totaled $187 thousand for the first quarter of 2008 compared to $27 thousand for the same period in 2007. Non-performing loans were $2.7 million or 1.40% of loans as of March 31, 2008 compared to $2.8 million or 1.45% of loans as of December 31, 2007. Classified loans have decreased from $5.3 million as of December 31, 2007 to $4.8 million as of March 31, 2008. The decrease in classified loans can be attributed primarily to a $676 thousand partial charge-off of a $1.7 million Summit County commercial real estate loan. A majority of the $676 thousand partial charge-off was specifically reserved as of December 31, 2007. The partial charge-off is the primary reason the allowance as a percentage of loans declined from 1.05% at December 31, 2007 to 0.79% at March 31, 2008.

Each quarter, management reviews the adequacy of the allowance for loan losses by reviewing the overall quality and risk profile of the Company`s loan portfolio, by reviewing specific problem credits and assessing the potential for losses based on expected cash flows or collateral values, by reviewing trends in problem loan levels, by updating loss history For the Company`s loans, by analyzing the growth and change in mix of the portfolio, and by analyzing economic trends that are believed to impact the Company`s borrowers. Management reviewed all of these factors and determined the allowance for loan losses was adequate as of March 31, 2008.

Noninterest income increased $181 thousand or 44% for the three months ended March 31, 2008 compared to the three months ended March 31, 2007. The increase primarily resulted from a $71 thousand gain recorded in connection with the initial public offering of Visa, Inc. and an increase in checking account fees.

Noninterest expense was $2.5 million for the quarter ended March 31, 2008 a decrease of 7% when compared to the same period in 2007. The decrease is primarily due to lower salaries and employee benefits expense.

Income tax expense was $169 thousand for the three months ended
March 31, 2008 which represents an increase of 152% compared to the same
period in 2007.   Reduced amounts of tax-exempt income and higher pre-tax
income for the three months ended March 31, 2008 compared to the same period in 2007 are the primary factors causing the increase in income tax expense.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Economic Value of Equity

The economic value of equity, (EVE), is the difference between the net present value of the assets and the net present value of liabilities. EVE can be thought of as the liquidation value of the Bank on the date the calculation is made. Calculating EVE involves using a discount rate to calculate the net present value of assets and liabilities after making assumptions about the duration of assets and liabilities. As interest rates change, the discount rate changes and the change in interest rates effects the duration of assets and liabilities. If interest rates fall, for example, the duration of loans shortens since borrowers tend to prepay by refinancing their loan. Conversely the duration of loans increases if interest rates rise since borrowers are inclined to hold on to the favorable rate they were able to obtain in the lower interest rate environment.

In 2007, the Board of Directors adopted revised limits on a decline in the economic value of equity (EVE) and earnings at risk (EAR) given changes in interest rates. These limits are that EVE shall not decline by more than 10%, 20% and 30% given a 1%, 2% and 3% increase or decrease in interest rates respectively and that EAR shall not be greater than 8%, 16% or 24% given a 1%, 2% or 3% increase or decrease in interest rates respectively. The following illustrates our equity at risk in the economic value of equity model.

March 31, 2008
Basis Point Change in Rates			+300 bp     +200 bp     +100 bp     -100 bp     -200 bp     -300 bp
Increase (decrease) in EVE                       (22.5)%     (15.5)%     (6.5)%      1.3%        0.3%        0.4%


December 31, 2007

Basis Point Change in Rates			+300 bp     +200 bp     +100 bp     -100 bp     -200 bp     -300 bp
Increase (decrease) in EVE                      (16.6)%      (9.8)%      (4.9)%      0.6%        (0.5)%     (2.2)%

The Bank is in compliance with the interest rate risk policy limits related to EVE as of March 31, 2008 and December 31, 2007.

Earnings at Risk

Earnings at risk, is the amount by which net interest income will be affected given a change in interest rates. The interest income and interest expense for each category of earning assets and interest bearing liabilities is recalculated after making up and down assumptions about the change in interest rates. Changes In prepayment speeds and repricing speeds are also taken into account when computing earnings at risk given a change in interest rates.

The following illustrates the effect on earnings or EAR given rate increases of 100 to 300 basis points and decreases in interest rates of 100 to 300 basis points.

March 31, 2008
Basis Point Change in Rates			+300 bp     +200 bp     +100 bp     -100 bp     -200 bp     -300 bp
Increase (decrease) in Earnings                  (10.4)%    (6.3)%      (2.7)%       1.2%        1.9%        (0.7)%

December 31, 2007

Basis Point Change in Rates			+300 bp     +200 bp     +100 bp     -100 bp     -200 bp     -300 bp
Increase (decrease) in Earnings                  2.0%        1.7%        1.2%        (2.1)%     (1.9)%      (4.3)%

The Bank is in compliance with the interest rate risk policy limits related to EAR as of March 31, 2008 and December 31, 2007.


Item 4. Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company`s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company`s disclosure controls and procedures as of March 31, 2008, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company`s disclosure controls and procedures were, to the best of their knowledge, effective as of March 31, 2008, in timely alerting them to material information relating to the Company (including its consolidated subsidiary) required to be included in the Company`s periodic SEC filings.

There were no changes in the Company`s internal controls over financial reporting during the three months ended March 31, 2008 that materially affected or are reasonably likely to materially affect the Company`s internal controls over financial reporting.

PART II.  OTHER INFORMATION

	Item 1.  	Legal Proceedings ~ None
	Item 1A.	Risk Factors - There have been no significant changes
			in the Company`s risk
			factors as outlined in The Company`s Form 10-K for the period ending December 31, 2007.
	Item 2.  	Unregistered Sales of Equity Securities and Use of
			Proceeds ~ See Table
       									  	 Maximum
								Total Number of	  Number of
					Total	    Average	Shares		  Shares that may
					Number of   Price	Purchased as	  Yet be
					Shares	    Paid per	Part of Publicly  Purchased
					Purchased   Share       Announced Plan    Under the Plan
January 1, 2008 ~ January 31, 2008	-	     -	 	 -		   -
February 1, 2008 ~ February 29, 2008	5,017	     17.15	 - 		   -
March 1, 2008 ~ March 31, 2008		-	     - 		 -		   -

	Item 3.  	Defaults Upon Senior Securities ~ None
	Item 4.  	Submission of Matters to a Vote of Security Holders
			~ None
 	Item 5.  	Other Information ~ None
	Item 6.  	Exhibits

Exhibit No.							If incorporated by Reference,
Under Reg.							Documents with Which Exhibit
S-K, Item 601		Description of Exhibits			Was Previously Filed with SEC
(3.1)			Amended Articles of Incorporation	Annual Report 10-K filed 3/26/04
								File No. 000-14773
(3.2) 			Code of Regulations			Annual Report 10-K filed 3/26/04
								File No. 000-14773
(10.1)			Directors Defined Benefit Plan		Annual Report 10-K filed 3/29/01
			Agreement				File No. 000-14773
(10.2) 			Employment Agreement entered into	Special Report 8-K filed 12/7/06
			By David C. Vernon and National
			Bancshares and First National Bank
(10.3)			Special Separation Agreement of		Quarterly Report 10-Q filed 8/14/07
			James R. VanSickle			File No. 000-14473
(10.4)			Employment Agreement entered into	Annual Report 10-K filed 3/28/08
			By Thomas M. Fast and National
			Bancshares and First National Bank
(11)			Computation of Earnings per Share	See Consolidated Statements of
								Income and Comprehensive
								Income Page 4
(31.1)			Certification
(31.2)			Certification
(32)			Certification


No other exhibits are required to be filed herewith pursuant to Item 601 of Regulation S-K.

SIGNATURES

	Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

			National Bancshares Corporation


Date: May 15, 2008	/s/David C. Vernon
                        David C. Vernon, President and
                        Chief Executive Officer




Date: May 15, 2008	/s/James R. VanSickle
		        James R. VanSickle, Chief Financial
			Officer

Exhibit 31.1

				           CERTIFICATIONS

I, David C. Vernon, certify that:

1. I have reviewed this quarterly report on Form 10-Q of National Bancshares Corporation;


2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;


3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;


4. The registrant`s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

a. Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
b. Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;
c. Evaluated the effectiveness of the registrant`s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
d. Disclosed in this report any change in the registrant`s internal control over financial reporting that occurred during the registrant`s most recent fiscal quarter (the registrant`s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant`s internal control over financial reporting; and


5. The registrant`s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant`s auditors and the audit committee of the registrant`s board of directors (or persons performing the equivalent functions):

a. All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant`s ability to record, process, summarize and report financial information; and
b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant`s internal control over financial reporting.


Date: May 15, 2008


					/s/ David C. Vernon
					David C. Vernon, President and
					Chief Executive Officer

Exhibit 31.2

				           CERTIFICATIONS

I, James R. VanSickle, certify that:

1. I have reviewed this quarterly report on Form 10-Q of National Bancshares Corporation;


2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;


3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant`s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

a. Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
b. Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;
c. Evaluated the effectiveness of the registrant`s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
d. Disclosed in this report any change in the registrant`s internal control over financial reporting that occurred during the registrant`s most recent fiscal quarter (the registrant`s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant`s internal control over financial reporting; and

5. The registrant`s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant`s auditors and the audit committee of the registrant`s board of directors (or persons performing the equivalent functions):

a. All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant`s ability to record, process, summarize and report financial information; and
b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant`s internal control over financial reporting.


Date: May 15, 2008


					/s/James R. VanSickle
					James R. VanSickle, Chief Financial
					Officer

Exhibit 32


		SECTION 1350 CERTIFICATION OF QUARTERLY REPORT ON FORM 10-Q

				                 OF

			NATIONAL BANCSHARES CORPORATION

		FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008

The undersigned are the President and Chief Financial Officer of National Bancshares Corporation (the ~Registrant~). This Certification is made pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This
Certification accompanies the Quarterly Report on Form 10-Q of the Registrant for the quarterly period ended March 31, 2008.

We certify that such Quarterly Report on Form 10-Q fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in such 10-Q Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.


This Certification is executed as of May 15, 2008
							/s/ David C. Vernon
					                David C. Vernon,
							President and
					                Chief Executive
							Officer



					               /s/ James R. VanSickle
			                               James R. VanSickle,
						       Chief Financial
						       Officer