Form 10-Q
period 2008-06-30
NATIONAL BANCSHARES CORP /OH/
filed 2008-08-14
CIK 790362

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company as defined in Rule 12b-2 of the Exchange Act.

       Large accelerated filer [  ]	 Accelerated filer [  ]
       Non-accelerated filer [  ]	 Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

	Yes_____ 	No __X___

Indicate the number of shares outstanding of each of the issuer`s classes of common stock, as of August 14, 2008.

Common Stock, Without Par Value: 2,202,368 Shares Outstanding

NATIONAL BANCSHARES CORPORATION

Index
									Page
									Number
Part I.  Financial Information

	Item 1.	Financial Statements (Unaudited)

			Consolidated Balance Sheets			2
			as of June 30, 2008
			and December 31, 2007

			Consolidated Statements of Income		3
			and Comprehensive Income for the
			three and six months ended
			June 30, 2008 and 2007

			Condensed Consolidated Statement of Changes  	5
			in Shareholders` Equity for the six months ended June 30, 2008 and 2007

			Condensed Consolidated Statements of		6
			Cash Flows for the six months ended
			June 30, 2008 and 2007

			Notes to Consolidated Financial			7~9
			Statements (Unaudited)

	Item 2	Management`s Discussion and Analysis		        9~16
		of Financial Condition and
		Results of Operations

	Item 3	Quantitative and Qualitative Disclosures About		17
		Market Risk

	Item 4	Controls and Procedures			                18

Part II.  Other Information					        19~20

	Item 1.	Legal Proceedings ~ None

	Item 1A.Risk Factors

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

	Item 3.	Defaults Upon Senior Securities ~ None

	Item 4.	Submission of Matters to a Vote of Security Holders

	Item 5.	Other Information ~ None

	Item 6.	Exhibits

Signatures					                         21

Exhibits						                 22~24

Item 1. Financial Statements

NATIONAL BANCSHARES CORPORATION
CONSOLIDATED BALANCE SHEETS (Unaudited)
(dollars in thousands)
			     			June 30,		December 31,
   			         		  2008		            2007
ASSETS
Cash and due from banks				$  12,517		$  11,842
Federal funds sold				    2,293	              443
	Total cash and cash equivalents		   14,810	           12,285
Securities available for sale		           93,463	           84,514
Restricted equity securities		            3,184              	    3,121
Loans held for sale		                      481		        -
Credit cards held for sale			    1,454	                -
Loans, net of allowance for loan losses:
June 30, 2008~$1,567; December 31, 2007~$2,028    189,053	          191,488
Premises and equipment, net		            5,218	            5,206
Goodwill		                            4,723	            4,723
Identified intangible assets		              538	              654
Accrued interest receivable 		            1,184	            1,502
Cash surrender value of life insurance		    2,631	            2,587
Other assets		                            1,030	              571
	Total assets	                         $317,769	         $306,651

LIABILITIES AND SHAREHOLDERS` EQUITY
Deposits
	Noninterest bearing			 $ 44,703	         $ 44,492
	Interest bearing		          204,481		  198,031
		Total deposits		          249,184		  242,523
Federal funds purchased		                    9,710		    8,831
Repurchase agreements		                      725		      543
Federal Reserve note account		           21,000		   17,000
Federal Home Loan Bank advances		              879		      975
Accrued interest payable		            1,853		    1,788
Accrued expenses and other liabilities		  283,351		  271,660
	Total liabilities

SHAREHOLDERS` EQUITY
	Common stock,
	no par value; 6,000,000 shares authorized;
        2,289,528 shares issued
	   					   11,447		   11,447
	Additional paid-in capital		    4,695		    4,690
	Retained earnings		           20,487		   20,182
	Treasury stock, at cost (87,160
         and 82,143 shares)		           (1,709)		   (1,623)
	Accumulated other comprehensive income	     (502)		      295
         (loss)
		Total shareholders` equity	   34,418		   34,991
		   Total liabilities and
                   shareholders` equity	         $317,769	         $306,651

See accompanying notes to consolidated financial statements.


NATIONAL BANCSHARES CORPORATION
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (Unaudited)
(dollars in thousands, except per share data)

	               	            			    Three months ended            Six months ended
							  June 30,	  June 30,      June 30,        June 30,
   							    2008	    2007          2008            2007
Interest and dividend income
	Loans, including fees				  $3,043	  $3,287        $6,210		$6,470
	Securities:
		Taxable				             947             901         1,881		 1,744
		Nontaxable				     169	     176	   320		   352
	Federal funds sold and other			      37 	     178            55		   328
	   	Total interest and dividend income	   4,196	   4,542	 8,466		 8,894

Interest expense
	Deposits				           1,151	   1,510         2,397 	         2,956
	Short-term borrowings				      39	      87            96             166
	Federal Home Loan Bank advances			     243             187	   466             372
		Total interest expense			   1,433    	   1,784         2,959           3,494

Net interest income					   2,763	   2,758	 5,507           5,400

Provision for loan losses				      71	       -           258              27

Net interest income after provision for loan losses	   2,692	   2,758	 5,249           5,373

Noninterest income
	Checking account fees				     310	     247           606             469
	Visa check card interchange fees		      84	      68           161             125
	Deposit and miscellaneous service fees		      45	      40            96              77
	Mortgage banking activities			      49	       -            63               -
	Securities gains (losses), net			     (55)	      (6)          (38)             18
	Loss on sale of other real estate owned		     (13)              -           (13)              -
	Other						      97	      75	   234             146
		Total noninterest income		     517 	     424         1,109             835

Noninterest expense
	Salaries and employee benefits			   1,285	   1,360         2,525           2,725
	Data processing					     244	     283           494             560
	Net occupancy					     222	     208           441             437
	Professional and consulting fees		      98	     101           190             210
	Franchise tax					      82	      90           166             180
	Maintenance and repairs				      47	      96           120             177
	Amortization of intangibles			      58	      60           116             119
	Telephone					      45	      58           103             117
	Marketing					      36	      61            58             101
	Director fees and pension			      83	      70           142             140
	Other						     324	     434           658             727
		Total noninterest expense		   2,524	   2,821         5,013           5,493

Income before income tax expense			     685	     361	 1,345             715
Income tax expense					     171	      47           340             114
Net income						  $  514	  $  314        $1,005           $ 601

NATIONAL BANCSHARES CORPORATION
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (Unaudited)

(Continued)	               	                            Three months ended             Six months ended
							  June 30,	  June 30,      June 30,        June 30,
							    2008	    2007          2008            2007
Other comprehensive income (loss):
	Unrealized appreciation (depreciation) in fair
	  value of securities available for sale,
	  net of taxes of $794, $265, $424 and $259       $(1,541)	  $ (515)       $ (822)         $ (504)
	Reclassification adjustment for realized (gains)
	  losses included in earnings, net of taxes of
	  $(19), $(2), $(13), and $6           		       36	       4            25             (12)
Total other comprehensive income (loss), net of taxes	   (1,505)          (511)         (797)           (516)

Comprehensive income					  $  (991)        $ (197)       $  208          $   85

Weighted average basic and diluted common shares
     outstanding				        2,202,368      2,234,488     2,204,068	     2,234,488

Basic and diluted earnings per common share	       	$    0.23      $    0.14     $    0.46       $    0.27

Dividends declared per common share		       	$    0.16      $    0.16     $    0.32       $    0.32

See accompanying notes to consolidated financial statements.

NATIONAL BANCSHARES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS` EQUITY (Unaudited)

							Six months ended,
			 			June 30,		   June 30,
		                                  2008		             2007
Balance at beginning of period			$ 34,991	           $ 34,680

Comprehensive income
	Net income			           1,005 		        601
	Other comprehensive income (loss)	    (797)		       (516)
Total comprehensive income 			     208		         85

Stock-based compensation			       5                          -
Purchase of 5,017 shares of common stock	     (86)		          -

Cash dividends declared ($0.32 per share in 2008
	and 2007)		                    (700)		       (715)

Balance at end of period	                 $34,418	            $34,050

See accompanying notes to consolidated financial statements.

NATIONAL BANCSHARES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

								    Six months ended
			   					June 30,	 June 30,
		                                                  2008		   2007
Net cash from operating activities				$   539		$    351

Cash flows from investing activities
	Securities available for sale
		Proceeds from maturities and repayments		 17,733		   5,951
		Proceeds from sales		                 14,303		  19,670
		Purchases		                        (42,029)	 (22,786)
	Premises and equipment expenditures, net		   (232)	     (54)
	Proceeds from sale of property and equipment		     13		     211
	Proceeds on the sale of other real estate owned		     97		       -
	Net change in loans		                          1,352		  (1,484)
Net cash from investing activities		                 (8,763)	   1,508

Cash flows from financing activities
	Net change in deposits		                          6,661	           9,335
	Net change in short-term borrowings		            879		     772
	Proceeds from Federal Home Loan Bank advances		  4,000		       -
	Dividends paid		                                   (705)	    (715)
	Purchase of common stock		                    (86)	       -
Net cash from financing activities		                 10,749 	   9,392

Net change in cash and cash equivalents		                  2,525		  11,251

Beginning cash and cash equivalents		                 12,285		  18,775
Ending cash and cash equivalents	                       $ 14,810	        $ 30,026

Supplemental Disclosures
	Cash paid for interest	                               $  3,055	        $  3,425
	Cash paid for income taxes	                       $    150	        $    285
	Non-cash transfer from loans to other real estate
	owned						       $      -	        $      -
	Non-cash transfer from loans to credit card loans
	held for sale					       $  1,454		$      -

See accompanying notes to consolidated financial statements.

Note 1 ~ Basis of Presentation

(dollars in thousands)

Company Organization and Financial Presentation ~ The accompanying consolidated financial statements include the accounts of National Bancshares Corporation (the `Company`) and its wholly owned subsidiary, First National Bank, Orrville, Ohio (the `Bank`). The Bank has a minority interest in First Kropf Title, LLC. The Bank`s investment in First Kropf Title, LLC is immaterial to the consolidated financial statements. All significant intercompany transactions and balances have been eliminated.

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

The consolidated balance sheet as of June 30, 2008, the consolidated statements of income and comprehensive income for the three and six month periods ended June 30, 2008 and 2007, and the condensed consolidated statements of changes in shareholders` equity and the condensed consolidated statements of cash flows for the six month periods ended June 30, 2008 and 2007, have been prepared by the Company without audit. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

The consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q, but do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These statements should be read in conjunction with the consolidated financial statements and footnotes in the Company`s annual report on Form 10-K for the year ended December 31, 2007. Operating results for the three and six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

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

Level 1 ~ Quoted prices for identical instruments in active markets that the Company has the ability to access as of the measurement date.
Level 2 ~ Significant other observable inputs, such as quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs are observable in active markets.
Level 3 ~ Significant unobservable inputs that reflect the Company`s own assumptions about the assumptions that market participants would use in pricing an instrument.

The Company is responsible for the valuation process and as part of this process may use data from outside sources in establishing fair value. The Company performs due diligence to understand the inputs used or how the data was calculated or derived. The Company corroborates the reasonableness of external inputs in the valuation process.

Assets Measured on a Recurring Basis ~ To estimate the market value of its available for sale security portfolio, the Company obtains current market pricing from quoted market sources or using pricing for similar securities. Assets measured at fair value on a recurring basis are summarized below.

Assets Measured on a Non-Recurring Basis ~ Impaired loans, which are measured for impairment using the fair value of the collateral for the collateral dependent loans, had a carrying amount of $1,638, with a valuation amount of $107. The allowance for loan loss is based on management`s judgment after considering factors such as future cash flows on impaired loans, historical loss experience, and current economic conditions. Management believes the allowance for loan loss to be adequate at June 30, 2008.

       								                 Total
June 30, 2008 		              	  Level 1       Level 2     Level 3   at fair value


Assets Measured on a Recurring Basis
Available for sale securities
Fixed maturity securities	     	$	-       $93,079      $    -     $93,079
Equity securities                     	      384             -           -         384
   Total available for sale securities  $     384       $93,079      $    -     $93,463

Assets Measured on a Non-Recurring Basis
Impaired loans					-             -      $1,638      $1,638


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

Note 2 - Securities
(dollars in thousands)

National Bancshares Corporation purchased $467 of FHLMC preferred stock in the first quarter of 2008. The market value of these securities at June 30, 2008 was $383 or $84 less than National Bancshares book value. Management has determined that this preferred stock is other than temporarily impaired at June 30, 2008 and has recorded $84 in other than temporary impairment write-downs as of June 30, 2008. The loss has been recorded in Securities gains (losses), net in the Consolidated Statements of Income and Comprehensive Income.

The FHLMC preferred stock has continued to decline in value since the June 30, 2008 balance sheet date. If, by September 30, 2008, the value of the Company`s holdings of this stock does not recover, the Company will record another charge to earnings for other-than-temporary impairment of this stock. The Company`s maximum exposure to additional loss is $383.

Note 3 ~ Allowance for Loan Losses
(dollars in thousands)

The activity in the allowance for loan losses for the periods indicated wasas follows:

	               				For the six months ended
         	                            		June 30,
						  2008		  2007
Beginning balance				$2,028	        $1,993
	Provision for loan losses		   258		    27
	Loans charged-off			  (747)		  (101)
	Recoveries			            28		    16
		Ending balance		        $1,567	        $1,935

Individually impaired loans were as follows:				 June 30,    December 31,
								         2008	     2007
        Year-end loans with no allocated allowance for loan losses	 $  513	     $    -
        Year-end loans with allocated allowance for loan losses		  1,125       2,702
        Amount of the allowance for loan losses allocated		    107         629

The impact on interest income of impaired loans was not significant to the consolidated statements of income.

Nonaccrual loans and loans past due 90 days still on accrual were as follows:

								      June 30,        December 31,
                                                                      2008            2007
        Loans past due over 90 days still on accrual		      $  190	      $  158
        Nonaccrual loans                                               2,024           2,645

Nonaccrual loans and loans past due 90 days still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

Note 4 ~ Stock-Based Compensation
(dollars in thousands)

The Company`s 2008 Equity Incentive Plan (`the Plan`), which is shareholder-approved, permits the grant of stock options to its officers, employees, consultants and non-employee directors for up to 223,448 shares of common stock. Option awards are granted with an exercise price equal to the market price of the Company`s common stock at the date of grant; those option awards have vesting periods determined by the Company`s compensation committee and have terms that shall not exceed 10 years.

On May 20, 2008, the Company granted options to purchase 58,000 shares of stock to directors and certain key officers. The exercise price of the options is $18.03 per share. The options vest in five equal installments over a five-year period and have a term of 10 years. As of June 30, 2008 none of the options had been forfeited and all the options were non-dilutive and excluded from the diluted earnings per share calculation.

The fair value of each option award is estimated on the date of grant using a closed form option valuation (Black-Scholes) model that uses the assumptions noted in the table below. Expected volatilities are based on historical volatilities of the Company`s common stock. The Company uses historical data to estimate option exercise and post-vesting termination behavior. (Employee and management options are tracked separately.) The expected term of options granted is based on historical data and represents the period of time that options granted are expected to be outstanding, which takes into account that the options are not transferrable. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of the grant.

The fair value of options granted was determined using the following weighted-average assumptions as of grant date.

	Risk-free interest rate		  	 3.19%
	Expected term (years)		  	 6.5
	Expected stock price volatility	        13.76%
	Dividend yield 			 	 3.60%

The total compensation cost that has been charged against income for the plan was $5 for the three and six-month period ended June 30, 2008. The total income tax benefit was $2 for the same periods. As of June 30, 2008, there was $101 of total unrecognized compensation cost related to nonvested stock options granted under the Plan. The cost is expected to be recognized over a weighted-average period of 4.9 years. At June 30, 2008, no options are vested and the outstanding options have no intrinsic value.

Item 2. Management`s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING INFORMATION

This Form 10-Q contains forward-looking statements as referenced in the Private Securities Litigation Reform Act of 1995. Forward-looking statements are subject to many risks and uncertainties. When used herein, the terms `anticipates`, `plans`, `expects`, `believes`, and similar expressions as they relate to the Company or its management are intended to identify such forward looking statements. Actual results could differ materially from those indicated by the forward-looking statements. Risks and uncertainties that could cause or contribute to differences include, changes in the regulatory environment, changes in business conditions and inflation, risks associated with credit quality and other factors discussed in the Company`s filings with the U.S. Securities and Exchange Commission, including its Annual Report on Form 10-K for the year ended December 31, 2007. The Company assumes no obligation to update any forward-looking statement.

GENERAL

The Company`s results of operations are dependent primarily on net interest income, noninterest income and its ability to control costs.
Net interest income is the difference (`spread`) between the interest income earned on loans and securities and the cost of funds, consisting of interest paid on deposits and borrowed funds. The interest rate spread is affected by regulatory, economic and competitive factors that influence interest rates, loan demand and deposit flows. The Company`s net income is also affected by, among other things, loan fee income, provisions for loan losses, service charges, gains on loan sales, operating expenses and franchise and income taxes. The Company`s operating expenses principally consist of employee compensation and benefits, occupancy and other general and administrative expenses. The Company`s results of operations are also significantly affected by general economic and competitive conditions, particularly changes in market interest rates, government policies and actions of regulatory authorities. Additionally, future changes in applicable laws, regulations or government policies may also materially impact the Company.

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

During the first six months of 2008, the Company continued to execute a plan, which was implemented in December 2006. The plan focuses on four critical areas. These areas are first; enhancing services for depositor clients, second; strengthening compliance, third; enhancing the Company`s ability to originate loan assets and fourth; reducing costs and increasing noninterest income.

Costs reductions have been realized in the first six months of 2008. Noninterest expense was $5.0 million in the first half of 2008, a decrease of $480 thousand compared to the same period in 2007.

In the first half of 2007, the Company engaged a consulting firm to review the key business processes and procedures of the Bank. The consulting firm focused primarily on loan and deposit operations and provided their recommendations to management during the second quarter of 2007. The firm identified opportunities to improve operational efficiency and increase noninterest income. Management has reviewed the suggestions and has implemented a majority of their recommendations. As a result of some of the consultingfirm`s suggestions, the Bank has improved noninterest income.

Significant progress has been made in loan administration and credit risk management and commercial loan outstandings are increasing albeit somewhat slowly. Mortgage loans continue to decline since new loan originations are primarily being sold in the secondary market in order to deliver the lowest mortgage loan interest rates to borrowers.

Loans, including loans held for sale and net of allowance for loan losses decreased $0.5 million in the first six months of 2008 and totaled
$191.0 million at June 30, 2008. Loans, including loans held for sale and net of allowance for loan losses at June 30, 2008 is $6.5 million higher than the $184.5 million balance at December 31, 2006.

Office of the Controller of the Currency (`OCC`) regulations requires banks to maintain certain minimum levels of regulatory capital. Additionally, the regulations establish a framework for the classification of banks into five categories: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized.

Generally, an institution is considered well-capitalized if it has a core (Tier 1) capital ratio of at least 5.0% (based on adjusted total assets); a core (Tier 1) risk-based capital ratio of a least 6.0%; and a total risk-based capital ratio of at least 10.0%. The Bank had capital ratios above the well-capitalized levels at June 30, 2008 and December 31, 2007.

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

OVERVIEW

Basic and diluted earnings per share for the first six months ended
June 30, 2008 increased 70% compared to the same period in 2007. Net income for the first six months of 2008 was $1.0 million compared to $601 thousand for the same period of 2007 or $.46 and $.27 per share, respectively. The improvement in earnings was caused by an increase in the net interest income of $107 thousand, an increase in noninterest income of $274 thousand and a decrease in noninterest expense of $480 thousand, offset by an increase in the provision for loan losses of $231 thousand and an increase in income tax expense of $226 thousand.

Net interest income for the six month period ended June 30, 2008 increased 2% compared to the same period in 2007 despite a decreasing interest rate environment. Noninterest income for the quarter ended June 30, 2008 increased 33% compared to the same period in 2007 due primarily to the enhancement of the deposit and service charge structure effective
July 1, 2007 and a $71 thousand gain recorded in connection with the initial public offering from Visa, Inc. Noninterest expense for the first half of 2008 decreased 9% compared to the same period in 2007 due primarily to decreased salaries and employee benefits. The provision for loan losses increased to $258 thousand compared to $27 thousand for the same period in 2007. The income tax expense increased to $340 thousand for the six months ended June 30, 2008 compared to $114 thousand for the same period in 2007. Reduced amounts of tax-exempt income and higher pre-tax income for the six months ended June 30, 2008 compared to the same period in 2007 are the primary factors causing the increase in income tax expense.

Total assets increased to $317.8 million as of June 30, 2008, from $306.7 million at December 31, 2007.


FINANCIAL CONDITION ~ JUNE 30, 2008, COMPARED TO DECEMBER 31, 2007

Balance Sheet

Cash and cash equivalents increased $2.5 million to $14.8 million at June 30, 2008.

Securities available for sale increased $8.9 million due to the purchase of $42.0 million of securities, offset by maturities and repayments of $17.7 million and $14.3 million in sales. Most of these purchases were `bullet substitute` discount mortgage backed securities with a shorter duration than the securities sold. The net unrealized losses on securities increased to $0.8 million as of June 30, 2008 compared to $0.4 million net unrealized gains of securities as of December 31, 2007.

Securities consist of the following at June 30, 2008 and December 31, 2007:

(dollars in thousands)						  Gross		Gross
         						Fair	  Unrealized	Unrealized
							Value	  Gains		Losses
June 30, 2008
	U.S. government and federal agency		$ 1,516	  $   16        $    -
	State and municipal				 16,686	     271	  (138)
	Corporate bonds and notes		          2,860	       - 	   (89)
	Mortgage-backed		                         72,018	     219	(1,040)
	Equity securities		                    383	       -	     -
	Total	                                        $93,463	  $  506       $(1,267)


								   Gross	Gross
       							Fair	   Unrealized	Unrealized
	                                                Value	   Gains	Losses
December 31, 2007
	U.S. government and federal agency	        $10,268	   $ 161	$   -
	State and municipal		                 16,068	     295	  (13)
	Corporate bonds and notes		         40,583	     294	  (21)
	Mortgage-backed		                         17,595	      26	 (295)
	Total	                                        $84,514	   $ 776	$(329)

       							For the six months ended
	                             				June 30,
							  2008		 2007
Sales of available for sale securities were as follows:
	Proceeds					  $14,303	 $19,670
	Gross gains			                      248	      24
	Gross losses			                     (202)	      (6)
Impairment loss						      (84)	       -

The tax provision (benefit) related to these net realized gains and losses was $(13) and $6, respectively for the six months ended June 30, 2008 and June 30, 2007.

Loans showed a decrease of $2.4 million during the first six months of 2008. The loan demand in the Bank`s primary market remains soft. However, the Bank is focusing its effort on aggressively attracting commercial loan business and continuing to buy loan participations from other banks (commercial, real estate and consumer loans). The Bank has enhanced its residential mortgage products and service and sold mortgage loans to outsideinvestors for the first time in March, 2008.

Management decided to sell the credit card loan portfolio in June 2008. The credit card loan portfolio was transferred from loans to credit card loans held for sale as of June 30, 2008. The Bank sold its $1.5 million credit card loan portfolio to Elan Financial Services in July 2008.The transaction should add approximately $400 thousand to pretax earnings in the third quarter.

Loans at June 30, 2008 and December 31, 2007 were as follows:

(dollars in thousands)
         			     	June 30,		December 31,
			        	2008		        2007
Collateralized by real estate:
     	Commercial			$48,796			$51,463
     	Residential 			 76,110		         80,113
	Home Equity 			 21,769		         20,857
	Construction			  9,529		          8,367
					156,204		        160,800

Other:
	Consumer		         10,262		         11,988
	Commercial		         22,934		         17,552
	Credit Cards		              -		          1,614
	Other		                  1,735		          1,987
  				        191,135	                193,941

	Unearned and deferred income	   (515)		   (425)
	Allowance for loan losses        (1,567)           	 (2,028)
	  Total	                       $189,053	               $191,488

Allowance for loan losses is a valuation allowance for probable credit losses. This account is increased by the provision for loan losses and decreased by charge-offs less recoveries. The allowance balance required is established using the following methodology:

~ All problem loans, past due loans and non-performing loans are closely monitored and analyzed by management on an ongoing basis.
A classification rating is assigned to problem loans based on information about specific borrower situations and estimated collateral values. These loans are classified as either special mention, substandard, doubtful or loss.
~ Specific problem loans, past due loans or non-performing loans are identified and analyzed individually in an effort to determine the expected probable loss on these specifically identified loans.
~ For problem loans that are not analyzed individually, a provision is established based on a historical migration analysis. The historical migration analysis identifies the percentage of problem loans that have been ultimately charged-off historically and over what time periods such loans have been charged off. Historical migration percentages are reviewed and adjusted by management to reflect various factors such as the growth and change in mix of the loan portfolio and by Comptroller of the Currency regulatory guidance. Non-individually analyzed loans are pooled and evaluated by loan type.
The probable loss on these pooled past due loans is estimated using historical loan loss experience.
~ National and local economic conditions and other factors are also considered in determining the adequacy of the allowance for loan losses.
~ A percentage of the allowance is allocated to specific loans, but the entire allowance is available for any loan that, in management`s judgment, should be charged-off.
~ The allowance for loan losses is reviewed on a regular basis to determine the adequacy of the allowance.

The allowance for loan losses to total loans outstanding was 0.82% as of June 30, 2008, which is a decrease from 1.05% at December 31, 2007. Net charge-offs were $719 thousand for the six months ended June 30, 2008, compared to $85 thousand for the same period in 2007. The increase in year-to-date 2008 charge-offs were primarily related to a $676 thousand partial charge-off of a $1.7 million Summit County commercial real estate loan based on information obtained in the first quarter of 2008. The ratio of non-performing loans to total loans was 1.16% ($2,214 thousand) for June 30, 2008 compared to 1.45% ($2,803 thousand) for
December 31, 2007. Non-performing loans consist of loans that have been placed on non-accrual status and loans past due over 90 days and still accruing interest.

Total deposits increased $6.7 million as of June 30, 2008 compared to December 31, 2007. Interest bearing demand deposits have increased $6.5 million as many of our customers choose to utilize our premium moneymarket deposit account product instead of time deposits. Historically noninterest-bearing demand accounts have fluctuated based upon the liquidity needs of our customers.

Deposits at June 30, 2008 and December 31, 2007 were as follows:

(dollars in thousands)
         			    	June 30,		December 31,
			        	2008		        2007
Demand, noninterest-bearing	        $44,703	                $44,492
Demand, interest-bearing 		 71,100		         64,594
Savings 			         52,597		         53,545
Time, $100,000 and over		         14,685		         12,725
Time, other		                 66,099		         67,167
			               $249,184	                $242,523

Shareholders` Equity

Total shareholders` equity decreased $0.6 million to $34.4 million as of June 30, 2008 from $35.0 million as of December 31, 2007. Net income for the six months ended June 30, 2008 was $1.0 million, while dividends declared were $700 thousand. The company purchased 5,017 shares of common stock for $86 thousand during the first quarter of 2008. Accumulated other comprehensive income decreased from $295 thousand on December 31, 2007 to $(502) thousand as of June 30, 2008.

The Bank is subject to regulatory capital requirements. The following is a summary of the actual and required regulatory capital amounts and ratios.


(dollars in thousands)							       To Be Well Capitalized
         						    For Capital        Under Prompt Corrective
June 30, 2008				Actual		  Adequacy Purposes    Action Provisions
					Amount	 Ratio	  Amount  Ratio	       Amount	 Ratio
Total capital to risk-weighted assets   $27,558	 13.64%	  $16,168 8.00%	       $20,210	 10.00%
Tier 1 capital to risk-weighted assets   25,991	 12.86%	    8,084 4.00%	        12,126    6.00%
Tier 1 capital to average assets         25,336   8.53%	   11,882 4.00%	        14,853	  5.00%




									       To Be Well Capitalized
							  For Capital	       Under Prompt Corrective
December 31, 2007			Actual		  Adequacy Purposes    Action Provisions
	                                Amount	 Ratio	  Amount   Ratio       Amount     Ratio
Total capital to risk-weighted assets   $26,810	 12.78%	  $16,785  8.00%       $20,981	  10.00%
Tier 1 capital to risk-weighted assets   24,782	 11.81%	    8,392  4.00%        12,588	   6.00%
Tier 1 capital to average assets         24,782	  8.26%	   12,001  4.00%        15,001	   5.00%


Statements of Cash Flows

Net cash from operating activities for the first half of 2008 was $539 thousand compared to $351 thousand for the first half of 2007. Net cash from investing activities for the first six months of 2008 was $(8.8) million, compared to $1.5 million for the first six months of 2007. Net cash from financing activities was $10.7 million for the first six months of 2008 compared to $9.4 million for the first six months of 2007. The increase in cash and cash equivalents was $2.5 million during the first six months of 2008. Total cash and cash equivalents was $14.8 million as of June 30, 2008 compared to $12.3 million at December 31, 2007.

COMPARISON OF RESULTS OF OPERATIONS FOR THE SIX MONTH PERIODS ENDED
			JUNE 30, 2008 AND 2007

Net income for the first six months of 2008 was $1.0 million or $0.46 per basic and diluted earnings per share, a 67% increase from $601 thousand or $0.27 per basic and diluted earnings per share for the same period in 2007. The increase was due primarily from an increase in net interest margin and noninterest income and a decrease in noninterest expense, offset by an increase in the provision for loan losses and income tax expense.

Annualized return on average equity (`ROAE`) and average assets (`ROAA`) for the first six months of 2008 were 5.73% and 0.65%, respectively, compared with 3.49% and 0.39% for the first six months of 2007.


				                           Six months ended June 30,
			                             2008		                 2007
(Dollars in thousands)              Daily Average           Average             Daily Average		Average
                                    Balance    Interest     yield/cost (1)      Balance   Interest	yield/cost (1)
Assets
Interest earning assets:
	Securities:
	  Taxable		    $73,386    $1,881	    5.17%	        $67,225	 $1,744		5.14%
	  Nontaxable	             16,471	  485	    6.02%		 17,932	    533		6.01%
	  (tax equivalent basis) (2)
	Federal funds sold	      3,721	   40	    2.15%		 10,076     263		5.22%
	Interest bearing deposits       948        15	    3.16%		  2,431	     65		5.35%
	Net loans (including
	  nonaccrual loans)	    189,933     6,210	    6.54%		184,526   6,470		7.01%
Total interest-earning assets	    284,459     8,631	    6.07%		282,190	  9,075		6.43%
All other assets		     22,464  					 23,028
Total assets	                   $306,923				       $305,218

Liabilities and Shareholders` Equity
Interest-bearing liabilities:
	Interest-bearing checking  $ 63,875    	 623	    1.95%	       $55,825      621		2.22%
	Savings		             52,741	 160	    0.61%		57,599	    332		1.15%
	Time, $100,000 and over	     12,643	 259	    4.10%		14,719	    334		4.54%
	Time, other		     66,274    1,355	    4.09%		75,233	  1,669		4.44%
Other funds purchased		     29,209	 562        3.85%		22,271	    538		4.83%
Total interest-bearing liabilities  224,742    2,959	    2.63%	       225,647	  3,494		3.10%
Demand deposits		             43,857					42,686
Other liabilities		      3,268					 2,440
Shareholders` equity		     35,056					34,445
Total liabilities and
   shareholders` equity	           $306,923		                      $305,218
Net interest income
   (tax equivalent basis) (2)	             $5,672				         $5,581
Interest rate spread (3)				    3.44%					3.33%
Net yield on interest-earning assets (4)		    3.99%					3.96%
Ratio of average interest-earning assets
   to average interest-bearing liabilities	          126.60%				      125.06%

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

 Interest and dividend income totaled $8.5 million, a decrease of $428 thousand or (5)% for the six months ended June 30, 2008 compared to the same period in 2007. Adjusted on a fully tax-equivalent (`FTE`) basis the yield on earning assets in the first six months of 2008 was 6.07% compared to 6.43% in the first six months of 2007.

Interest expense totaled $3.0 million, a decrease of $535 thousand or
(15)% for the six months ended June 30, 2008 as compared to the same period in 2007. The average cost for interest bearing liabilities was 2.63% compared to 3.10% for the first six months of 2007.

The decrease of 47 basis points from the first six months of 2007 is the result of change in the average volume in the mix of interest bearing liabilities and declining interest rates. During the first six months of 2008 deposit customers continued moving funds from lower rate deposit accounts and certificates of deposit to premium money market accounts.

Net interest income increased $107 thousand, or 2% for the six month period ended June 30, 2008 as compared to June 30, 2007. During the first six months of 2008, the interest rate spread increased 11 basis points on a FTE basis when compared to the first six months of 2007.

Provision for loan losses totaled $258 thousand for the first half of 2008 compared to $27 thousand for the same period in 2007. Non-performing loans were $2.2 million or 1.16% of loans as of June 30, 2008 compared to $2.8 million or 1.45% of loans as of December 31, 2007. Classified loans have increased from $5.3 million as of December 31, 2007 to $7.6 million as of June 30, 2008. The increase in classified loans can be attributed primarily adding $2.6 million of loans to the watch list in the second quarter offset by a $676 thousand partial charge-off of a $1.7 million Summit County commercial real estate loan. A majority of the $676 thousand partial charge-off was specifically reserved as of December 31, 2007. The partial charge-off is the primary reason the allowance as a percentage of loans declined from 1.05% at December 31, 2007 to 0.82% at June 30, 2008.

Each quarter, management reviews the adequacy of the allowance for loan losses by reviewing the overall quality and risk profile of the Company`s loan portfolio, by reviewing specific problem credits and assessing the potential for losses based on expected cash flows or collateral values, by reviewing trends in problem loan levels, by updating loss history for the Company`s loans, by analyzing the growth and change in mix of the portfolio, and by analyzing economic trends that are believed to impact the Company`s borrowers. Management reviewed all of these factors and determined the allowance for loan losses was adequate as of June 30, 2008.

Noninterest income increased $274 thousand or 33% for the six months ended June 30, 2008 compared to the six months ended June 30, 2007.
The increase primarily resulted from a $71 thousand gain recorded in connection with the initial public offering of Visa, Inc. and an increase in checking account fees.

Noninterest expense was $5.0 million for the six month period ended
June 30, 2008 a decrease of 9% when compared to the same period in 2007. The decrease in noninterest expense was due primarily to a reduction in salaries and employee benefits, maintenance and repairs, and data processing expenses.

Income tax expense was $340 thousand for the six months ended
June 30, 2008 which represents an increase of 198% compared to the same period in 2007. Reduced amounts of tax-exempt income and higher pre-tax income for the six months ended June 30, 2008 compared to the same period in 2007 are the primary factors causing the increase in income tax expense.

Quarters ended June 30, 2008 and June 30, 2007 income statement highlights:

~	Interest income decreased $346 thousand or 8%, primarily related
	to loan interest income.
~	Interest expense decreased $351 thousand or 20%, primarily related
	to deposit interest expense.
~	The provision for loan losses was $71 thousand in the quarter
	ended June 30, 2008 compared to $0 for the same period in 2007. Management determined a provision was not necessary in the
	second 	quarter of 2007.
~	Checking account fees increased $63 thousand.
~	Mortgage banking income, included in other noninterest income,
	was $49 thousand during the second quarter of 2008.  The
	mortgage banking department sold their first loan in March
	of 2008.
~	Salaries and employee benefits decreased $75 thousand as a
	result of lower staffing levels.
~	Data processing expense decreased $39 thousand, due to a new
	contract entered into in January of 2008 with the provider of
	the Bank`s core processing solution.
~	Maintenance and repairs expense decreased $49 thousand as a
	result of eliminating some costly annual service agreements.

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



June 30, 2008
Basis Point Change in Rates			+300 bp     +200 bp     +100 bp     -100 bp     -200 bp     -300 bp
Increase (decrease) in EVE                       (21.2)%     (14.7)%     (7.0)%      2.9%        2.7%        2.3%


December 31, 2007

Basis Point Change in Rates			+300 bp     +200 bp     +100 bp     -100 bp     -200 bp     -300 bp
Increase (decrease) in EVE                      (16.6)%      (9.8)%      (4.9)%      0.6%        (0.5)%     (2.2)%

The Bank is in compliance with the interest rate risk policy limits related to EVE as of June 30, 2008 and December 31, 2007.

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



June 30, 2008
Basis Point Change in Rates			+300 bp     +200 bp     +100 bp     -100 bp     -200 bp     -300 bp
Increase (decrease) in Earnings                  (9.7)%     (6.4)%      (3.1)%       1.8%        3.1%        1.9%

December 31, 2007

Basis Point Change in Rates			+300 bp     +200 bp     +100 bp     -100 bp     -200 bp     -300 bp
Increase (decrease) in Earnings                  6.4%        5.5%        3.9%        (7.1)%     (6.6)%      (14.1)%

The Bank is in compliance with the interest rate risk policy limits related to EAR as of June 30, 2008 and December 31, 2007.


Item 4. Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company`s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company`s disclosure controls and procedures as of June 30, 2008, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company`s disclosure controls and procedures were, to the best of their knowledge, effective as of June 30, 2008, in timely alerting them to material information relating to the Company
(including its consolidated subsidiary) required to be included in the Company`s periodic SEC filings.

There were no changes in the Company`s internal controls over financial reporting during the three months ended June 30, 2008 that materially affected or are reasonably likely to materially affect the Company`s internal controls over financial reporting.

PART II.  OTHER INFORMATION

	Item 1.  	Legal Proceedings ~ None
	Item 1A.	Risk Factors - There have been no significant changes
			in the Company`s risk
			factors as outlined in The Company`s Form 10-K for the period ending December 31, 2007.
	Item 2.  	Unregistered Sales of Equity Securities and Use of
			Proceeds ~ See Table
       									  	 Maximum
								Total Number of	  Number of
					Total	    Average	Shares		  Shares that may
					Number of   Price	Purchased as	  Yet be
					Shares	    Paid per	Part of Publicly  Purchased
					Purchased   Share       Announced Plan    Under the Plan
April 1, 2008 ~ April 30, 2008		-	     -           -                 -
May 1, 2008 ~ May 31, 2008		-            -           -                 -
June 1, 2008 ~ June 30, 2008		-	     -           -                 -

	Item 3.  	Defaults Upon Senior Securities ~ None
	Item 4.  	Submission of Matters to a Vote of Security Holders ~ The Company
			held its Annual Shareholders` Meeting on April 24, 2008, for the
			purpose of electing three directors for terms ending in 2011.
			Shareholders received proxy materials containing the information
			required by this item. Results of shareholder voting were as follows.

Election of Directors:		    John W. Kropf	   John P. Cook	     David C. Vernon
			For	    1,589,259		   1,627,805	     1,575,559
			Withheld       47,748	               9,202	        61,448


The following directors continued their terms of office after the 2008 Annual Shareholders` meeting: Sara S. Steinbrenner, Bobbi E. Douglas,
John L. Muhlbach, Jr., Victor B. Schantz, Steve Schmid, Howard J. Wenger and Albert W. Yeagley

Ratification of Auditors was also approved with the following results:
For          1,630,056	Against          2,068 	Abstain          4,883

The 2008 Equity Incentive Plan was also approved with the following results:
For          1,117,485	Against        112,820	Abstain        406,702

	Item 5.  	Other Information ~ None
	Item 6.  	Exhibits

Exhibit No.							If incorporated by Reference,
Under Reg.							Documents with Which Exhibit
S-K, Item 601		Description of Exhibits			Was Previously Filed with SEC
(3.1)			Amended Articles of Incorporation	Annual Report 10-K filed 3/26/04
								File No. 000-14773
(3.2) 			Code of Regulations			Annual Report 10-K filed 3/26/04
								File No. 000-14773
(10.1)			Directors Defined Benefit Plan		Annual Report 10-K filed 3/29/01
			Agreement				File No. 000-14773
(10.2) 			Employment Agreement entered into	Special Report 8-K filed 12/7/06
			By David C. Vernon and National
			Bancshares and First National Bank
(10.3)			Special Separation Agreement of		Quarterly Report 10-Q filed
			James R. VanSickle			8/14/07 File No. 000-14473
(10.4)			Employment Agreement entered into	Annual Report 10-K filed 3/28/08
			By Thomas M. Fast and National
			Bancshares and First National Bank
(11)			Computation of Earnings per Share	See Consolidated Statements of
								Income and Comprehensive
								Income Page 4
(31.1)			Certification
(31.2)			Certification
(32)			Certification


No other exhibits are required to be filed herewith pursuant to Item 601 of Regulation S-K.

SIGNATURES

	Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

			National Bancshares Corporation


Date: August 14, 2008	/s/David C. Vernon
                        David C. Vernon, President and
                        Chief Executive Officer




Date: August 14, 2008	/s/James R. VanSickle
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


Date: August 14, 2008


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


Date: August 14, 2008


					/s/James R. VanSickle
					James R. VanSickle, Chief Financial
					Officer

Exhibit 32


		SECTION 1350 CERTIFICATION OF QUARTERLY REPORT ON FORM 10-Q

				            OF

			      NATIONAL BANCSHARES CORPORATION

		       FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008

The undersigned are the President and Chief Financial Officer of National Bancshares Corporation (the ~Registrant~). This Certification is made pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This
Certification accompanies the Quarterly Report on Form 10-Q of the Registrant for the quarterly period ended June 30, 2008.

We certify that such Quarterly Report on Form 10-Q fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in such 10-Q Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.


This Certification is executed as of August 14, 2008
							/s/ David C. Vernon
					                David C. Vernon,
							President and
					                Chief Executive
							Officer



					               /s/ James R. VanSickle
			                               James R. VanSickle,
						       Chief Financial
						       Officer