Form 10-Q
period 2008-09-30
NATIONAL BANCSHARES CORP /OH/
filed 2008-11-14
CIK 790362

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company as defined in Rule 12b-2 of the Exchange Act. See definition of `large accelerated filer`, `accelerated filer` and `smaller reporting company` in rule 12b-2 of the Exchange Act.

       Large accelerated filer [  ]	 Accelerated filer [  ]
       Non-accelerated filer [  ]	 Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

	Yes_____ 	No __X___

Indicate the number of shares outstanding of each of the issuer`s classes of common stock, as of November 14, 2008.

Common Stock, Without Par Value: 2,202,368 Shares Outstanding

NATIONAL BANCSHARES CORPORATION

Index
									Page
									Number
Part I.  Financial Information

	Item 1.	Financial Statements (Unaudited)

			Consolidated Balance Sheets			2
			as of September 30, 2008
			and December 31, 2007

			Consolidated Statements of Income		3
			and Comprehensive Income for the
			three and nine months ended
			September 30, 2008 and 2007

			Condensed Consolidated Statement of Changes  	5
			in Shareholders` Equity for the nine months ended September 30, 2008 and 2007

			Condensed Consolidated Statements of		6
			Cash Flows for the nine months ended
			September 30, 2008 and 2007

			Notes to Consolidated Financial			7~10
			Statements (Unaudited)

	Item 2	Management`s Discussion and Analysis		        10~17
		of Financial Condition and
		Results of Operations

	Item 3	Quantitative and Qualitative Disclosures About		17
		Market Risk

	Item 4	Controls and Procedures			                18

Part II.  Other Information					        19

	Item 1.	Legal Proceedings ~ None

	Item 1A.Risk Factors

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

	Item 3.	Defaults Upon Senior Securities ~ None

	Item 4.	Submission of Matters to a Vote of Security Holders

	Item 5.	Other Information ~ None

	Item 6.	Exhibits

Signatures					                         20

Exhibits						                 21~23

Item 1. Financial Statements

NATIONAL BANCSHARES CORPORATION
CONSOLIDATED BALANCE SHEETS (Unaudited)
(dollars in thousands)
			     			September 30,		December 31,
   			         		  2008		            2007
ASSETS
Cash and due from banks				$   9,819		$  11,842
Federal funds sold				    	-	              443
	Total cash and cash equivalents		    9,819	           12,285
Securities available for sale		           98,382	           84,514
Restricted equity securities		            3,217              	    3,121
Loans held for sale		                      243		        -
Loans, net of allowance for loan losses:
September 30, 2008~$1,661;
December 31, 2007~$2,028    			  198,023	          191,488
Premises and equipment, net		            5,467	            5,206
Goodwill		                            4,723	            4,723
Identified intangible assets		              480	              654
Accrued interest receivable 		            1,297	            1,502
Cash surrender value of life insurance		    2,654	            2,587
Other assets		                            1,076	              571
	Total assets	                         $325,381	         $306,651

LIABILITIES AND SHAREHOLDERS` EQUITY
Deposits
	Noninterest bearing			 $ 45,038	         $ 44,492
	Interest bearing		          205,972		  198,031
		Total deposits		          251,010		  242,523
Repurchase agreements		                   11,090		    8,831
Federal funds purchased		                    4,172  		        -
Federal Reserve note account		              491		      543
Federal Home Loan Bank advances		           21,000		   17,000
Accrued interest payable		              845		      975
Accrued expenses and other liabilities		    1,911        	    1,788
	Total liabilities		          290,519		  271,660

SHAREHOLDERS` EQUITY
	Common stock,
	no par value; 6,000,000 shares authorized;
        2,289,528 shares issued
	   					   11,447		   11,447
	Additional paid-in capital		    4,708		    4,690
	Retained earnings		           20,709		   20,182
	Treasury stock, at cost (87,160
         and 82,143 shares)		           (1,709)		   (1,623)
	Accumulated other comprehensive income	     (293)		      295
         (loss)
		Total shareholders` equity	   34,862		   34,991
		   Total liabilities and
                   shareholders` equity	         $325,381	         $306,651

See accompanying notes to consolidated financial statements.


NATIONAL BANCSHARES CORPORATION
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (Unaudited)
(dollars in thousands, except per share data)

	               	            			    Three months ended            Nine months ended
							  September 30,	  September 30, September 30,  September 30,
   							    2008	    2007          2008            2007
Interest and dividend income
	Loans, including fees				  $3,047	  $3,350        $ 9,257		$ 9,820
	Securities:
		Taxable				           1,062             862          2,943		  2,671
		Nontaxable				     167	     172	    487		    524
	Federal funds sold and other			      18 	     113             73		    376
	   	Total interest and dividend income	   4,294	   4,497	 12,760		 13,391

Interest expense
	Deposits				           1,160	   1,469          3,557 	  4,425
	Short-term borrowings				      42	      98            138             264
	Federal Home Loan Bank advances			     249             189	    715             561
		Total interest expense			   1,451    	   1,756          4,410           5,250

Net interest income					   2,843	   2,741	  8,350           8,141

Provision for loan losses				     126 	       -            384              27

Net interest income after provision for loan losses	   2,717	   2,741	  7,966           8,114

Noninterest income
	Checking account fees				     320	     365            926             834
	Visa check card interchange fees		      83	      69            244             194
	Deposit and miscellaneous service fees		      42	      48            138             125
	Mortgage banking activities			      25	       -             88               -
	Securities gains (losses), net			    (373)	       -           (411)             18
	Gain on sale Visa credit card loan portfolio	     435               -            435               -
	Other						      83	      71	    304             217
		Total noninterest income		     615 	     553          1,724           1,388

Noninterest expense
	Salaries and employee benefits			   1,292	   1,243          3,817           3,968
	Data processing					     235	     286            729             846
	Net occupancy					     235	     204            676             641
	Professional and consulting fees		     109	      94            299             304
	Franchise tax					      81	      90            247             270
	Maintenance and repairs				      44	      98            164             275
	Amortization of intangibles			      58	      60            174             179
	Telephone					      45	      57            148             174
	Marketing					      40	      41             98             142
	Director fees and pension			      83	      45            225             185
	Other						     332	     402            990           1,129
		Total noninterest expense		   2,554	   2,620          7,567           8,113

Income before income tax expense			     778	     674	  2,123           1,389
Income tax expense					     204	     167            544             281
Net income						  $  574	  $  507         $1,579         $ 1,108

NATIONAL BANCSHARES CORPORATION
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (Unaudited)

(Continued)	               	                            Three months ended             Six months ended
							  September 30,	  September 30, September 30,   September 30,
							    2008	    2007          2008            2007
Other comprehensive income (loss):
	Unrealized appreciation (depreciation) in fair
	  value of securities available for sale,
	  net of taxes of $19, $(258),$443 and $2         $   (37) 	 $   500      $   (859)        $     (4)
	Reclassification adjustment for realized (gains)
	  losses included in earnings, net of taxes of
	  $(127), $-, $(140), and $6           		      246 	       -           271              (12)
Total other comprehensive income, net of taxes	      	      209            500          (588)             (16)

Comprehensive income					  $   783        $ 1,007       $   991         $  1,092

Weighted average basic and diluted common shares
     outstanding				        2,202,368      2,234,488     2,203,503	     2,234,488

Basic and diluted earnings per common share	       	$    0.26      $    0.23     $    0.72       $    0.50

Dividends declared per common share		       	$    0.16      $    0.16     $    0.48       $    0.48

See accompanying notes to consolidated financial statements.

NATIONAL BANCSHARES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS` EQUITY (Unaudited)

							Nine months ended,
			 			September 30,		   September 30,
		                                  2008		             2007
Balance at beginning of period			$ 34,991	           $ 34,680

Comprehensive income
	Net income			           1,579 		      1,108
	Other comprehensive (loss)	            (588)		        (16)
Total comprehensive income 			     991		      1,092

Stock-based compensation			      18                          -
Purchase of 5,017 shares of common stock	     (86)		          -

Cash dividends declared ($0.48 per share in 2008
	and 2007)		                  (1,052)		     (1,073)

Balance at end of period	                $ 34,862	           $ 34,699

See accompanying notes to consolidated financial statements.

NATIONAL BANCSHARES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

								    Nine months ended
			   					September 30,	September 30,
		                                                  2008		   2007
Net cash from operating activities				$ 1,729		$    995

Cash flows from investing activities
	Securities available for sale
		Proceeds from maturities and repayments		 24,631		   9,561
		Proceeds from sales		                 18,257		  19,670
		Purchases		                        (57,761)	 (25,729)
	Premises and equipment expenditures, net		   (597)	       9
	Proceeds from sale of property and equipment		     13		       -
	Proceeds on the sale of other real estate owned		     97		       -
	Purchase of loans					 (4,523)	       -
	Proceeds from the sale of credit card loans		  1,870		       -
	Net change in loans		                         (3,915)  	  (7,563)
Net cash from investing activities		                (21,928)   	  (4,052)

Cash flows from financing activities
	Net change in deposits		                          8,487	          (5,548)
	Net change in short-term borrowings		          6,379		     501
	Proceeds from Federal Home Loan Bank advances		  4,000		       -
	Dividends paid		                                 (1,047)	  (1,073)
	Purchase of common stock		                    (86)	       -
Net cash from financing activities		                 17,733 	  (6,120)

Net change in cash and cash equivalents		                 (2,466)	  (9,177)

Beginning cash and cash equivalents		                 12,285		  18,775
Ending cash and cash equivalents	                       $  9,819	        $  9,598

Supplemental Disclosures
	Cash paid for interest	                               $  4,540	        $  5,218
	Cash paid for income taxes	                       $    455	        $    442
	Non-cash transfer from loans to other real estate
	owned						       $     56	        $      -
	Non-cash transfer from loans to credit card loans
	held for sale					       $  1,454		$      -

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

The consolidated balance sheet as of September 30, 2008, the consolidated statements of income and comprehensive income for the three and nine month periods ended September 30, 2008 and 2007, and the condensed consolidated statements of changes in shareholders` equity and the condensed consolidated statements of cash flows for the nine month periods ended September 30, 2008 and 2007, have been prepared by the Company without audit. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

The consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q, but do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These statements should be read in conjunction with the consolidated financial statements and footnotes in the Company`s annual report on Form 10-K for the year ended December 31, 2007. Operating results for the three and nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

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

FASB 157 ~ The Company adopted FAS No. 157 `Fair Value Measurements` in the first quarter of 2008. The Company`s available for sale investment portfolio is subject to FAS No. 157 disclosure for interim reporting.
The Company`s year-end 2008 reporting will include FAS No. 107 prescribed fair value disclosure for financial instruments. Fair value is the price that would be received upon sale of an asset or paid to transfer a liability in the principal or most advantageous market in an orderly transaction between market participants at the measurement date. The following fair value hierarchy is used in selecting inputs, with the highest priority given to Level 1, as these are the most transparent or reliable.

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

Effective October 10, 2008, the FASB issued Staff Position No. FAS 157-3 (`FSP 157-3`), `Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active.` FSP 157-3 clarifies the application of SFAS No. 157 in a market that is not active and addresses specific application issues of SFAS No. 157 including (i) how the reporting entity`s own assumptions (expected cash flows and appropriate risk-adjusted discount rates) should be considered when measuring fair value when relevant observable inputs do not exist, (ii) how available observable inputs in a market that is not active should be considered when measuring fair value, and (iii) how the use of market quotes
(broker quotes, or pricing services for the same or similar financial assets) should be considered when assessing the relevance of observable and unobservable inputs or value drivers available to measure fair value. The provisions of FSP 157-3 were effective upon its issuance, including prior periods for which financial statements have not been issued.
The Company has adopted the provisions of FSP 157-3 to its financial statements as of and for the period ended September 30, 2008. The adoption of the provisions of FSP 157-3 did not impact the financial statements as of and for the period ended September 30, 2008. The Company is responsible for the valuation process and as part of this process may use data from outside sources in establishing fair value. The Company performs due diligence to understand the inputs used or how the data was calculated or derived. The Company corroborates the reasonableness of external inputs in the valuation process.

Assets Measured on a Recurring Basis - To estimate the market value of its available for sale security portfolio, the Company obtains current market pricing from quoted prices on nationally recognized security exchanges (level 1) or matrix pricing, which is a mathematical technique used widely in the industry to value debt securities without relying excessively on quoted prices for the specific securities but rather relying on the securities' relationship to other benchmark quoted securities (level 2). Assets measured at fair value on a recurring basis are summarized below. market sources or using pricing for similar securities. Assets measured at fair value on a recurring basis are summarized below.

Assets Measured on a Non-Recurring Basis ~ Impaired loans with allocated allowance for loan losses, which are measured for impairment using the fair value of the collateral for the collateral dependent loans, had a principal amount of $1,125, with a valuation allowance of $107. The allowance for loan loss is based on management`s judgment after considering factors such as future cash flows on impaired loans, historical loss experience, and current economic conditions. Management believes the allowance for loan loss to be adequate at September 30, 2008.

       								                 Total
September 30, 2008	              	  Level 1       Level 2     Level 3   at fair value


Assets Measured on a Recurring Basis
Available for sale securities
Fixed maturity securities	     	$	-       $98,359      $    -     $98,359
Equity securities                     	       23             -           -          23
   Total available for sale securities  $      23       $98,359      $    -     $98,382

Assets Measured on a Non-Recurring Basis
Impaired loans					-             -      $1,018     $ 1,018


FASB 159 ~ In February of 2007, the FASB issued Statement of Financial Accounting Standards No. 159 (`SFAS 159`), The Fair Value Option for Financial Assets and Financial Liabilities, which gives entities the option to measure eligible financial assets, and financial liabilities at fair value on an instrument by instrument basis, that are otherwise not permitted to be accounted for at fair value under other accounting standards. The election to use the fair value option is available when an entity first recognizes a financial asset or financial liability. Subsequent changes in fair value must be recorded in earnings. This statement is effective as of the beginning of a company`s first fiscal year after November 15, 2007. National Bancshares Corporation did not elect the fair value option for any financial assets or financial liabilities as of January 1, 2008.

Note 2 ~ Securities
(dollars in thousands)

National Bancshares Corporation purchased $467 of FHLMC preferred stock in the first quarter of 2008. The market value of these securities at September 30, 2008 was $23 or $444 less than book value. Management has determined that this preferred stock is other than temporarily impaired at September 30, 2008. Management recorded $84 and $360 of other than temporary impairment write-downs in the second and third quarter of 2008 related to this investment security. The loss has been recorded in Securities gains (losses), net in the Consolidated Statements of Income and Comprehensive Income.

Note 3 ~ Allowance for Loan Losses
(dollars in thousands)

The activity in the allowance for loan losses for the periods indicated wasas follows:

	               				For the nine months ended
         	                            	      September 30,
						  2008		  2007
Beginning balance				$2,028	        $1,993
	Provision for loan losses		   384		    27
	Loans charged-off			  (787)		  (121)
	Recoveries			            36		    22
		Ending balance		        $1,661	        $1,921

Individually impaired loans were as follows:				 September 30,    December 31,
								         2008	          2007
        Year-end loans with no allocated allowance for loan losses	 $  505	          $    -
        Year-end loans with allocated allowance for loan losses		  1,125            2,702
        Amount of the allowance for loan losses allocated		    107              629

The impact on interest income of impaired loans was not significant to the consolidated statements of income.

Impaired loans are generally measured for impairment using the fair value of the collateral supporting the loan. Evaluating impaired loan collateral is based on level 3 inputs utilizing outside appraisals adjusted by management for sales costs and other assumptions regarding market conditions to arrive at fair value.

Nonaccrual loans and loans past due 90 days still on accrual were as follows:

								      September 30,   December 31,
                                                                      2008            2007
        Loans past due over 90 days still on accrual		      $  122	      $  158
        Nonaccrual loans                                               2,053           2,645

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

On May 20, 2008, the Company granted options to purchase 58,000 shares of stock to directors and certain key officers. The exercise price of the options is $18.03 per share. The options vest in five equal installments over a five-year period and have a term of 10 years. As of September 30, 2008 none of the options had been forfeited and all the options were non-dilutive and excluded from the diluted earnings per share calculation.

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

The fair value of options granted of $1.83 was determined using the following weighted-average assumptions as of grant date.

	Risk-free interest rate		  	 3.19%
	Expected term (years)		  	 6.5
	Expected stock price volatility	        13.76%
	Dividend yield 			 	 3.60%

The total compensation cost that has been charged against income for the plan was $13 and $18 for the three and nine-month period ended
September 30, 2008. The total income tax benefit was $4 and $6 for the same periods. As of September 30, 2008, there was $90 of total unrecognized compensation cost related to nonvested stock options granted under the Plan. The cost is expected to be recognized over a weighted-average period of 4.7 years. At September 30, 2008, no options are vested and the outstanding options have no intrinsic value.

Note 5 ~ Participation in the Treasury Capital Purchase Program

On October 3, 2008, Congress passed the Emergency Economic Stabilization
Act of 2008 (EESA), which provides the U.S. secretary of the Treasury with broad authority to implement certain actions to help restore stability and liquidity to U.S. markets. One of the provisions resulting from the Act is the Treasury Capital Purchase Program (CPP), which provides direct equity investment of perpetual preferred stock by the Treasury in qualified financial institutions. The program is voluntary and requires an institution to comply with a number of restrictions and provisions, including limits on executive compensation, stock redemptions and declaration of dividends. Applications must be submitted by November 14, 2008 and are subject to approval by the Treasury. The CPP provides for a minimum investment of 1% of Risk-Weighted Assets, with a maximum investment equal to the lesser of 3 percent of Total Risk-Weighted Assets or $25 billion. Management has evaluated the impact of participating in the program and has decided not to apply for participation in the CPP.

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

During the first nine months of 2008, the Company continued to execute a plan, which was implemented in December 2006. The plan focuses on four critical areas. These areas are first; enhancing services for depositor clients, second; strengthening compliance, third; enhancing the Company`s ability to originate loan assets and fourth; reducing costs and increasing noninterest income.

Costs reductions have been realized in the first nine months of 2008. Noninterest expense was $7.6 million for the nine months ended
September 30, 2008, a decrease of $546 thousand compared to the same period in 2007.

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

Significant progress has been made in loan administration and credit risk management and commercial loan outstandings are increasing. Residential mortgage loans continue to decline since new loan originations are primarily being sold in the secondary market in order to deliver the lowest mortgage loan interest rates to borrowers.

Loans, including loans held for sale and net of allowance for loan losses increased $6.8 million in the first nine months of 2008 and totaled $198.3 million at September 30, 2008. Loans, including loans held for sale and net of allowance for loan losses at September 30, 2008 is $13.8 million higher than the $184.5 million balance at December 31, 2006.

Office of the Controller of the Currency (`OCC`) regulations requires banks to maintain certain minimum levels of regulatory capital. Additionally, the regulations establish a framework for the classification of banks into five categories: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. Generally, an institution is considered well-capitalized if it has a core (Tier 1) capital ratio of at least 5.0% (based on adjusted total assets); a core (Tier 1) risk-based capital ratio of a least 6.0%; and a total risk-based capital ratio of at least 10.0%. The Bank had capital ratios above the well-capitalized levels at September 30, 2008 and December 31, 2007.

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

OVERVIEW

Basic and diluted earnings per share for the first nine months ended September 30, 2008 increased 44% compared to the same period in 2007.
Net income for the first nine months of 2008 was $1.6 million compared to $1.1 million for the same period of 2007 or $.72 and $.50 basic and diluted per share, respectively. The improvement in earnings was caused by an increase in the net interest income of $209 thousand, an increase in noninterest income of $336 thousand and a decrease in noninterest expense of $546 thousand, offset by an increase in the provision for loan losses of $357 thousand and an increase in income tax expense of $263 thousand.

Net interest income for the nine month period ended September 30, 2008 increased 3% compared to the same period in 2007 despite a decreasing interest rate environment. Noninterest income for the quarter ended September 30, 2008 increased 24% compared to the same period in 2007 due primarily to the enhancement of the deposit and service charge structure effective July 1, 2007 and a $71 thousand gain recorded in connection with the initial public offering from Visa, Inc. Noninterest expense for the first nine months of 2008 decreased 7% compared to the same period in 2007 due primarily to decreased salaries and employee benefits. The provision for loan losses increased to $384 thousand compared to $27 thousand for the same period in 2007. The income tax expense increased to $544 thousand for the nine months ended
September 30, 2008 compared to $281 thousand for the same period in 2007. Reduced amounts of tax-exempt income and higher pre-tax income for the nine months ended September 30, 2008 compared to the same period in 2007 are the primary factors causing the increase in income tax expense.

Total assets increased to $325.4 million as of September 30, 2008, from $306.7 million at December 31, 2007.



FINANCIAL CONDITION ~ SEPTEMBER 30, 2008, COMPARED TO DECEMBER 31, 2007

Balance Sheet

Cash and cash equivalents decreased $2.5 million to $9.8 million at September 30, 2008.

Securities available for sale increased $13.9 million due to the purchase of $57.8 million of securities, offset by maturities and repayments of $24.6 million and $18.3 million in sales. Most of these purchases were `bullet substitute` discount mortgage backed securities with a shorter duration than the securities sold. The net unrealized losses on securities increased to $0.4 million as of September 30, 2008 compared to $0.4 million net unrealized gains on securities as of December 31, 2007.

Securities consist of the following at September 30, 2008 and December 31, 2007:

(dollars in thousands)						  Gross		Gross
         						Fair	  Unrealized	Unrealized
							Value	  Gains		Losses
September 30, 2008
	State and municipal				$16,466	  $  200	$ (276)
	Corporate bonds and notes		          4,135	       5 	  (475)
	Mortgage-backed		                         77,758	     482	  (381)
	Equity securities		                     23	       -	     -
	Total	                                        $98,382	  $  587       $(1,132)


								   Gross	Gross
       							Fair	   Unrealized	Unrealized
	                                                Value	   Gains	Losses
December 31, 2007
	U.S. government and federal agency	        $10,268	   $ 161	$   -
	State and municipal		                 16,068	     295	  (13)
	Corporate bonds and notes		         40,583	     294	  (21)
	Mortgage-backed		                         17,595	      26	 (295)
	Total	                                        $84,514	   $ 776	$(329)

       							For the nine months ended
	                             		             September 30,
							  2008		 2007
Sales of available for sale securities were as follows:
	Proceeds					  $18,257	 $19,670
	Gross gains			                      263	      24
	Gross losses			                     (230)	      (6)
Other than temporary impairment loss			     (444)	       -

The tax provision (benefit) related to these net realized gains and losses (including other than temporary impairment) was $(140) and $6, respectively for the nine months ended September 30, 2008 and 2007.

Loans showed an increase of $6.8 million during the first nine months of 2008. The loan demand in the Bank`s primary market remains soft. However, the Bank is focusing its effort on aggressively attracting commercial loan business and continuing to buy loan participations from other banks (commercial, real estate and consumer loans). The Bank has enhanced its residential mortgage products and service and sold mortgage loans to outside investors for the first time in March of 2008.

Management decided to sell the credit card loan portfolio in June 2008. The Bank sold its $1.5 million credit card loan portfolio to Elan Financial Services in July 2008. The transaction generated a $435 thousand gain on the sale of the credit card portfolio.


Loans at September 30, 2008 and December 31, 2007 were as follows:

(dollars in thousands)
         			     	September 30,		December 31,
			        	2008		        2007
Collateralized by real estate:
     	Commercial			$50,294			$51,463
     	Residential 			 75,452		         80,113
	Home Equity 			 23,674		         20,857
	Construction			 11,989		          8,367
					161,409		        160,800

Other:
	Consumer		         14,079		         11,988
	Commercial		         23,390		         17,552
	Credit Cards		              -		          1,614
	Other		                  1,213		          1,987
  				        200,091	                193,941

	Unearned and deferred income	   (407)		   (425)
	Allowance for loan losses        (1,661)           	 (2,028)
	  Total	                       $198,023	               $191,488

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

The allowance for loan losses to total loans outstanding was 0.84% as of September 30, 2008, which is a decrease from 1.05% at December 31, 2007. Net charge-offs were $751 thousand for the nine months ended September 30, 2008, compared to $99 thousand for the same period in 2007. The increase in year-to-date 2008 charge-offs were primarily related to a $676 thousand partial charge-off of a $1.7 million Summit County commercial real estate loan based on information obtained in the first quarter of 2008. The ratio of non-performing loans to total loans was 1.09% ($2,175 thousand) for September 30, 2008 compared to 1.45% ($2,803 thousand) for December 31, 2007. Non-performing loans consist of loans that have been placed on non-accrual status and loans past due over 90 days and still accruing interest.

Total deposits increased $8.5 million as of September 30, 2008 compared to December 31, 2007. Interest bearing demand deposits have decreased $7.9 million as many of our customers choose to utilize our premium money market deposit account product instead of time deposits. Historically noninterest-bearing demand accounts have fluctuated based upon the liquidity needs of our customers.


Deposits at September 30, 2008 and December 31, 2007 were as follows:

(dollars in thousands)
         			    	September 30,		December 31,
			        	2008		        2007
Demand, noninterest-bearing	        $ 45,038                 $ 44,492
Demand, interest-bearing 		  78,030		   64,594
Savings 			          50,572		   53,545
Time, $100,000 and over		          13,160		   12,725
Time, other		                  64,210		   67,167
			                $251,010	         $242,523

Shareholders` Equity

Total shareholders` equity decreased $129 thousand to $34.9 million as of September 30, 2008 from $35.0 million as of December 31, 2007. Net income for the nine months ended September 30, 2008 was $1.6 million, while dividends declared were $1.1 million. The company purchased 5,017 shares of common stock for $86 thousand during the first quarter of 2008. Accumulated other comprehensive income decreased from $295 thousand on December 31, 2007 to $(293) thousand as of September 30, 2008.

The Bank is subject to regulatory capital requirements. The following is a summary of the actual and required regulatory capital amounts and ratios.



(dollars in thousands)							       To Be Well Capitalized
         						    For Capital        Under Prompt Corrective
September 30, 2008			Actual		  Adequacy Purposes    Action Provisions
					Amount	 Ratio	  Amount  Ratio	       Amount	 Ratio
Total capital to risk-weighted assets   $28,540	 13.47%	  $16,946 8.00%	       $21,185	 10.00%
Tier 1 capital to risk-weighted assets   26,879	 12.69%	    8,473 4.00%	        12,711    6.00%
Tier 1 capital to average assets         26,879   8.56%	   12,555 4.00%	        15,694	  5.00%




									       To Be Well Capitalized
							  For Capital	       Under Prompt Corrective
December 31, 2007			Actual		  Adequacy Purposes    Action Provisions
	                                Amount	 Ratio	  Amount   Ratio       Amount     Ratio
Total capital to risk-weighted assets   $26,810	 12.78%	  $16,785  8.00%       $20,981	  10.00%
Tier 1 capital to risk-weighted assets   24,782	 11.81%	    8,392  4.00%        12,588	   6.00%
Tier 1 capital to average assets         24,782	  8.26%	   12,001  4.00%        15,001	   5.00%


Statements of Cash Flows

Net cash from operating activities for the first nine months of 2008 was $1.7 million compared to $1.0 million for the same period of 2007. Net cash from investing activities for the first nine months of 2008 was $(21.9) million, compared to $(4.1) million for the first nine months of 2007. Net cash from financing activities was $17.7 million for the first nine months of 2008 compared to $(6.1) million for the first nine months of 2007. The decrease in cash and cash equivalents was $2.5 million during the first nine months of 2008. Total cash and cash equivalents was $9.8 million as of September 30, 2008 compared to $12.3 million at December 31, 2007.

COMPARISON OF RESULTS OF OPERATIONS FOR THE NINE MONTH PERIODS ENDED
			SEPTEMBER 30, 2008 AND 2007

Net income for the first nine months of 2008 was $1.6 million or $0.72 per basic and diluted earnings per share, a 43% increase from $1.1 million or $0.50 per basic and diluted earnings per share for the same period in 2007. The increase was due primarily from an increase in net interest margin and noninterest income and a decrease in noninterest expense, offset by an increase in the provision for loan losses and income tax expense.

Annualized return on average equity (`ROAE`) and average assets (`ROAA`) for the first nine months of 2008 were 6.01% and 0.68%, respectively, compared with 4.28% and 0.48% for the first nine months of 2007.



				                         Nine months ended September 30,
			                             2008		                 2007
(Dollars in thousands)              Daily Average           Average             Daily Average		Average
                                    Balance    Interest     yield/cost (1)      Balance   Interest	yield/cost (1)
Assets
Interest earning assets:
	Securities:
	  Taxable		    $76,407    $2,943	    5.10%	        $68,131	 $2,671		5.18%
	  Nontaxable	             16,524	  738	    6.05%		 16,851	    794		6.35%
	  (tax equivalent basis) (2)
	Federal funds sold	      3,512	   56	    2.13%		  7,916     311		5.24%
	Interest bearing deposits     1,012        17	    2.24%		  1,612	     65		5.38%
	Net loans (including
	  nonaccrual loans)	    191,127     9,257	    6.46%		186,316   9,820		7.03%
Total interest-earning assets	    288,582    13,011	    6.01%		280,826	 13,661		6.49%
All other assets		     22,430  					 23,781
Total assets	                   $311,012				       $304,607

Liabilities and Shareholders` Equity
Interest-bearing liabilities:
	Interest-bearing checking  $ 69,216    	 960	    1.85%	       $56,741      975		2.29%
	Savings		             52,504	 230	    0.58%		57,393	    470		1.09%
	Time, $100,000 and over	     13,357	 392	    3.91%		14,497	    497		4.57%
	Time, other		     66,093    1,975	    3.98%		74,109	  2,483		4.47%
Other funds purchased		     29,895	 853        3.80%		22,725	    825		4.84%
Total interest-bearing liabilities  231,065    4,410	    2.54%	       225,465	  5,250		3.10%
Demand deposits		             41,795					42,525
Other liabilities		      3,144					 2,108
Shareholders` equity		     35,008					34,509
Total liabilities and
   shareholders` equity	           $311,012		                      $304,607
Net interest income
   (tax equivalent basis) (2)	              $8,601				         $8,411
Interest rate spread (3)				    3.47%					3.39%
Net yield on interest-earning assets (4)		    3.97%					3.99%
Ratio of average interest-earning assets
   to average interest-bearing liabilities	          124.89%				      124.55%

(1) Average yields are computed using annualized interest income and expense for the periods.
(2) Tax equivalence based on highest statutory rate of 34%.
(3) Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(4) Net yield on interest-earning assets represents net interest income as a percentage of average interest-earning assets.

Interest and dividend income totaled $12.8 million, a decrease of $631 thousand or (4.7)% for the nine months ended September 30, 2008 compared to the same period in 2007. Adjusted on a fully tax-equivalent (`FTE`) basis the yield on earning assets in the first nine months of 2008 was 6.01% compared to 6.49% in the first nine months of 2007.

Interest expense totaled $4.4 million, a decrease of $840 thousand or (16.0)% for the nine months ended September 30, 2008 as compared to the same period in 2007. The average cost for interest bearing liabilities was 2.54% compared to 3.10% for the first nine months of 2007.

The decrease of 56 basis points from the first nine months of 2007 is the result of change in the average volume in the mix of interest bearing liabilities and declining interest rates. During the first nine months of 2008 deposit customers continued moving funds from lower rate deposit accounts and certificates of deposit to premium money market accounts.

Net interest income increased $209 thousand, or 2.6% for the nine month period ended September 30, 2008 as compared to September 30, 2007. During the first nine months of 2008, the interest rate spread increased 8 basis points on a FTE basis when compared to the first nine months of 2007.

Provision for loan losses totaled $384 thousand for the first nine months of 2008 compared to $27 thousand for the same period in 2007. Non-performing loans were $2.2 million or 1.09% of loans as of September 30, 2008 compared to $2.8 million or 1.45% of loans as of December 31, 2007. Classified loans have increased from $5.3 million as of December 31, 2007 to $8.5 million as of September 30, 2008. The increase in classified loans can be attributed primarily adding $3.2 million of loans to the watch list in the second quarter and third quarter of 2008, partially offset by a $676 thousand partial charge-off of a $1.7 million Summit County commercial real estate loan. A majority of the $676 thousand partial charge-off was specifically reserved as of December 31, 2007. The partial charge-off is the primary reason the allowance, as a percentage of loans, declined from 1.05% at December 31, 2007 to 0.84% at September 30, 2008. Management does not anticipate any significant losses on the increased level of classified loans.

Each quarter, management reviews the adequacy of the allowance for loan losses by reviewing the overall quality and risk profile of the Company`s loan portfolio, by reviewing specific problem credits and assessing the potential for losses based on expected cash flows or collateral values, by reviewing trends in problem loan levels, by updating loss history for the Company`s loans, by analyzing the growth and change in mix of the portfolio, and by analyzing economic trends that are believed to impact the Company`s borrowers. Management reviewed all of these factors and determined the allowance for loan losses was adequate as of September 30, 2008.

Noninterest income increased $336 thousand or 24.2% for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007. The increase primarily resulted from a $435 thousand gain recorded in connection with the sale of the credit card portfolio, a $71 thousand gain recorded in connection with the initial public offering of Visa, Inc., and an increase in checking account fees. These increases were partially offset by $411 thousand of net losses on securities.
$444 thousand of other than temporary impairment write-downs were recorded in the second and third quarter related to FHLMC preferred stock.

Noninterest expense was $7.6 million for the nine month period ended September 30, 2008 a decrease of 6.7% when compared to the same period in 2007. The decrease in noninterest expense was due primarily to a reduction in salaries and employee benefits, data processing expenses and maintenance and repairs expenses. The Bank entered into a new contract with its core processing provider in the first quarter of 2008 which has generated significant cost savings. The Bank has also discontinued or renegotiated several maintenance contracts in 2008 which have produced additional cost savings.

Income tax expense was $544 thousand for the nine months ended September 30, 2008 which represents an increase of 93.6% compared to the same period in 2007. Reduced amounts of tax-exempt income and higher pre-tax income for the nine months ended September 30, 2008 compared to the same period in 2007 are the primary factors causing the increase in income tax expense.

Quarters ended September 30, 2008 and September 30, 2007 income statement highlights:

~ Interest income decreased $203 thousand or 4.5%, primarily related to a decrease in loan and federal funds sold interest income, partially offset by an increase in interest income on taxable securities due to an increase in volume.
~ Interest expense decreased $305 thousand or 17.4%, primarily related to deposit interest expense. The decrease in interest expense in primarily related to a lower cost of funds in 2008.
~ The provision for loan losses was $126 thousand in the quarter ended September 30, 2008 compared to $0 for the same period in 2007. The provision in the third quarter of 2008 was based primarily on $9.0 million of growth in loans during the third quarter of 2008. Management determined a provision was not necessary in the third quarter of 2007.
~ Securities gains (losses), net was $(373) thousand, primarily related to the $360 thousand other than temporary write-down of FHLMC preferred stock ~ Data processing expense decreased $51 thousand, due to a new contract entered into in January of 2008 with the provider of the Bank`s core processing solution.
~ Maintenance and repairs expense decreased $54 thousand as a result of eliminating some costly annual service agreements.

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



September 30, 2008
Basis Point Change in Rates			+300 bp     +200 bp     +100 bp     -100 bp     -200 bp     -300 bp
Increase (decrease) in EVE                       (14.8)%     (10.8)%     (5.1)%      1.1%        (1.0)%      (3.9)%


December 31, 2007

Basis Point Change in Rates			+300 bp     +200 bp     +100 bp     -100 bp     -200 bp     -300 bp
Increase (decrease) in EVE                      (16.6)%      (9.8)%      (4.9)%      0.6%        (0.5)%     (2.2)%

The Bank is in compliance with the interest rate risk policy limits related to EVE as of September 30, 2008 and December 31, 2007.

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



September 30, 2008
Basis Point Change in Rates			+300 bp     +200 bp     +100 bp     -100 bp     -200 bp     -300 bp
Increase (decrease) in Earnings                  (2.2)%     (1.9)%      (0.8)%       (0.7)%      (1.6)%      (1.5)%

December 31, 2007

Basis Point Change in Rates			+300 bp     +200 bp     +100 bp     -100 bp     -200 bp     -300 bp
Increase (decrease) in Earnings                  6.4%        5.5%        3.9%        (7.1)%     (6.6)%      (14.1)%

The Bank is in compliance with the interest rate risk policy limits related to EAR as of September 30, 2008 and December 31, 2007.

Item 4T. Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company`s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company`s disclosure controls and procedures as of September 30, 2008, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company`s disclosure controls and procedures were, to the best of their knowledge, effective as of September 30, 2008, in timely alerting them to material information relating to the Company (including its consolidated subsidiary) required to be included in the Company`s periodic SEC filings.

There were no changes in the Company`s internal controls over financial reporting during the three months ended September 30, 2008 that materially affected or are reasonably likely to materially affect the Company`s internal controls over financial reporting.

PART II.  OTHER INFORMATION

	Item 1.  	Legal Proceedings ~ None
	Item 1A.	Risk Factors - There have been no significant changes
			in the Company`s risk
			factors as outlined in The Company`s Form 10-K for
			the period ending December 31, 2007.
	Item 2.  	Unregistered Sales of Equity Securities and Use of
			Proceeds ~ None
	Item 3.  	Defaults Upon Senior Securities ~ None
	Item 4.  	Submission of Matters to a Vote of Security Holders ~ None
	Item 5.  	Other Information ~ None
	Item 6.  	Exhibits

Exhibit No.							If incorporated by Reference,
Under Reg.							Documents with Which Exhibit
S-K, Item 601		Description of Exhibits			Was Previously Filed with SEC
(3.1)			Amended Articles of Incorporation	Annual Report 10-K filed 3/26/04
								File No. 000-14773
(3.2) 			Code of Regulations			Annual Report 10-K filed 3/26/04
								File No. 000-14773
(10.1)			Directors Defined Benefit Plan		Annual Report 10-K filed 3/29/01
			Agreement				File No. 000-14773
(10.2) 			Employment Agreement entered into	Special Report 8-K filed 12/7/06
			By David C. Vernon and National
			Bancshares and First National Bank
(10.3)			Special Separation Agreement of		Quarterly Report 10-Q filed
			James R. VanSickle			8/14/07 File No. 000-14473
(10.4)			Employment Agreement entered into	Annual Report 10-K filed 3/28/08
			By Thomas M. Fast and National
			Bancshares and First National Bank
(11)			Computation of Earnings per Share	See Consolidated Statements of
								Income and Comprehensive
								Income Page 4
(31.1)			Certification
(31.2)			Certification
(32)			Certification


No other exhibits are required to be filed herewith pursuant to Item 601 of Regulation S-K.

SIGNATURES

	Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

			National Bancshares Corporation


Date: November 14, 2008		/s/David C. Vernon
                        	David C. Vernon, President and
                        	Chief Executive Officer




Date: November 14, 2008		/s/James R. VanSickle
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


Date: November 14, 2008


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


Date: November 14, 2008


					/s/James R. VanSickle
					James R. VanSickle, Chief Financial
					Officer

Exhibit 32


		SECTION 1350 CERTIFICATION OF QUARTERLY REPORT ON FORM 10-Q

				            OF

			      NATIONAL BANCSHARES CORPORATION

		       FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008

The undersigned are the President and Chief Financial Officer of National Bancshares Corporation (the ~Registrant~). This Certification is made pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This
Certification accompanies the Quarterly Report on Form 10-Q of the Registrant for the quarterly period ended September 30, 2008.

We certify that such Quarterly Report on Form 10-Q fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in such 10-Q Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.


This Certification is executed as of November 14, 2008
							/s/ David C. Vernon
					                David C. Vernon,
							President and
					                Chief Executive
							Officer



					               /s/ James R. VanSickle
			                               James R. VanSickle,
						       Chief Financial
						       Officer