Form 10-K
period 2008-12-31
NATIONAL BANCSHARES CORP /OH/
filed 2009-03-27
CIK 790362

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934 for the fiscal year ended:
December 31, 2008

Commission File Number: 0-14773

National Bancshares Corporation
(Exact name of registrant as specified in its charter)

Ohio                             	34-1518564
(State or other jurisdiction		(IRS Employer
of incorporation or organization)	Identification No.)

112 West Market Street, Orrville, Ohio  44667
(330) 682-1010
(Address, including zip code, and telephone number, including area code, of registrant`s principal executive offices)

Securities registered pursuant to section 12(b) of the Act:
none

Securities registered pursuant to section 12(g) of the Act:
common stock, without par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities act.
Yes [ ]  No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant`s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a smaller reporting company.
See definition of `large accelerated filer, accelerated filed and smaller reporting company` in Rule 12b-2 of the Exchange Act.
Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]       Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company
(as defined in Rule 12b-2 of the Exchange Act).
Yes [ ]  No [X]

State the aggregate market value of the voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant`s most recently completed second fiscal quarter: based on the average of the bid and asked prices on June 30, 2008, the aggregate market value of National Bancshares Corporation stock held by non-affiliates was $27,578,991. Indicate the number of shares outstanding of each of the registrant`s classes of common stock as of the latest practicable date:
National Bancshares Corporation`s only class is common stock, without par value, of which 2,202,368 shares were outstanding on March 13, 2009.

Documents Incorporated by Reference

	Portions of the registrant`s annual report to shareholders for the fiscal year ended December 31, 2008 are incorporated by reference in Part II. Portions of the registrant`s definitive proxy statements for the 2009 Annual Meeting of Shareholders are incorporated by reference in Part III of this report.

Table of Contents
Part I						Page
Item 1		Business			2
Item 1B		Unresolved Staff Comments	15
Item 2		Properties			16
Item 3		Legal Proceedings		17
Item 4		Submission of Matters to a
		Vote of Security Holders	17
Part II
Item 5		Market for Registrant`s
		Common Equity, Related
		Stockholder Matters and
		Issuer Purchases of Equity
		Securities			19
Item 6		Selected Financial Data		19
Item 7		Management`s Discussion
		and Analysis of Financial
		Condition and Results of
		Operations			19
Item 7A		Quantitative and Qualitative
		Disclosures About Market Risk	19
Item 8		Financial Statements and
		Supplementary Data		19
Item 9		Changes in and Disagreements
		with Accountants on Accounting
		and Financial Disclosure	19
Item 9A		Controls and Procedures		19
Item 9B		Other Information		20
Part III
Item 10		Directors, Executive Officers
		and Corporate Governance	21
Item 11		Executive Compensation		22
Item 12		Security Ownership of Certain
		Beneficial Owners and
		Management and Related
		Stockholder Matters		22
Item 13		Certain Relationships and
		Related Transactions, and
		Director Independence		22
Item 14		Principal Accountant Fees
		and Services			22
Part IV
Item 15		Exhibits and Financial
		Statement Schedules		23
Signatures					25

ITEM 1  BUSINESS

	Forward-looking Statements. This document contains forward-looking statements `as that term is defined in the Private Securities Litigation Reform Act of 1995` about National Bancshares Corporation (`National Bancshares`) and its subsidiary First National Bank. Information incorporated in this document by reference, future filings by National Bancshares on Form 10-Q and Form 8-K, and future oral and written statements by National Bancshares and its management may also contain forward-looking statements. Forward-looking statements include statements about anticipated operating and financial performance, such as loan originations, operating efficiencies, loan sales, charge-offs and loan loss provisions, growth opportunities, interest rates and deposit growth. Words such as `may,``could,``should,` `would,``believe,``anticipate,``estimate,``expect,``intend,``project,``plan,` and similar expressions are intended to identify these forward-looking statements.

	Forward-looking statements are necessarily subject to many risks and uncertainties. A number of things could cause actual results to differ materially from those indicated by the forward-looking statements. These include the factors we discuss immediately below, those addressed under the caption `Financial Review,` other factors discussed elsewhere in this document or identified in our filings with the Securities and Exchange Commission, and those presented elsewhere by our management from time to time. Many of the risks and uncertainties are beyond our control. The following factors could cause our operating and financial performance to differ materially from the plans, objectives, assumptions, expectations, estimates, and intentions expressed in the forward-looking statements:

~ the strength of the United States economy in general and the strength of the local economies in which we conduct our operations; general economic conditions, either nationally or regionally, may be less favorable than we expect, resulting in a deterioration in the credit quality of our loan assets, among other things
~ the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest-rate policies of the Federal Reserve Board
~ inflation, interest rate, market, and monetary fluctuations
~ the development and acceptance of new products and services of National Bancshares and its subsidiary and the perceived overall value of these products and services by users, including the features, pricing, and quality compared to competitors` products and services
~ the willingness of users to substitute our products and services for those of competitors
~ the impact of changes in financial services laws and regulations (including laws concerning taxes, banking, securities, and insurance)
~ changes in consumer spending and saving habits

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

	Company Milestones. National Bancshares and First National Bank`s history spans more than 125 years. Some of the milestones are:

1881	First National Bank is chartered under the name `Orrville Banking
	Company`
1902	the Bank`s name is changed to `Orrville National Bank`
1933	the Bank is reorganized and renamed once again,
	the `National Bank of Orrville`
1965	on May 12 the Bank opens its first branch, on West High Street
1968	on February 1 the Bank merges with the First National Bank of
	Dalton, becoming the `First National Bank Orrville-Dalton`
1969	on November 1 the Bank merges with the Bank of Mt. Eaton Company
1972	on January 1 the Farmers and Merchants Bank Company of Smithville
	merges with the Bank, and changes its name to `First National Bank`
1975	on July 5 the Bank opens its Midway office in Apple Creek
1986	National Bancshares Corporation becomes the holding company
	for First National Bank on June 2
1989	the Bank enters Medina County with the purchase of its Lodi office
	on April 14
1994	on December 16 the Bank establishes its second Medina County office
	with the purchase of the Seville branch
1999	the Bank opens its Cleveland Road office in the city of Wooster
	on April 19
2002	the acquisition of Peoples Financial Corporation and its subsidiary,
	Peoples Federal Savings and Loan Association of Massillon, is completed on April 3, adding three more banking offices, our first offices
	in Stark County
2005	the Bank closes its MarketPlace office in the city of Massillon on
	May 31 and opens its Burbank Road office in the city of Wooster
	on June 30
2006	First National Bank celebrates its 125 year anniversary
	Market Area. National Bancshares` sole banking subsidiary is First National Bank (`Bank`). The Bank operates 13 offices in Wayne, Medina, and Stark Counties. Wayne County generally, and more specifically the city of Orrville and its other municipalities in the northeastern quadrant of Wayne County, constitutes the center of the Bank`s market, extending from there to most of Wayne County, the southern portion of Medina County to the north, western Stark County to the east, and the northeastern portion of Holmes
County to the south. With their dense urban populations and wide-ranging industries, including many service, manufacturing, retail and other establishments of all sizes, the cities of Cleveland in Cuyahoga County, Akron in Summit County, and Canton in Stark County lie in a crescent just beyond the northern and eastern ends of the Bank`s market area. The Bank occupies a much more rural area with a significantly lower population density and less industrial diversity, and with a significantly higher proportion of small farm and related agricultural enterprises. Wayne County is largely rural. Holmes County is virtually entirely rural, with a large percentage of Amish and Mennonite inhabitants. The portions of Stark and Medina Counties occupied by the Bank are somewhat less urban than the remainder of the historically urban and industrial Stark County and the remainder of Medina County, which has been growing very rapidly for many years because of its increasingly close association with urban centers in Cleveland and Akron.

	The April 2002 merger with Peoples Federal Savings and Loan Association of Massillon added three offices in western Stark County ~ all located in Massillon ~ to the Bank`s 11 offices in Wayne and Medina Counties. First National Bank had already been serving western Stark County, but without a branch presence. Massillon is the largest urban center in the Bank`s market, with a population of slightly more than 32,100 according to the 2004 estimate by Ohio Department of Development
(www.odod.state.oh.us/research) data, followed by Wooster in Wayne County, with a population of approximately 25,600, and the city of Orrville in Wayne County, with a population just under 9,000. The total population of the Bank`s market area is estimated to be between 175,000 and 225,000, but a more precise figure is difficult to determine because the Bank`s market area does not necessarily correspond with the geographic and political boundaries employed when population data are compiled and reported. Of the counties that make up the Bank`s market area, Holmes, Medina and Wayne benefit from an unemployment rate that is less than the state average, which was 7.8% according to 2008 Ohio Department of Job and Family Services (available at lmi.state.oh.us). The unemployment rates at December 2008 are 7.1% in Wayne County, 6.6% in Medina County, and 5.9% in Holmes County. Meanwhile, Stark County had an unemployment rate of 8.0% at December 2008.Major employers in the four counties include various hospitals, the College of Wooster, JM Smucker Company, and LuK USA, LLC in Wayne County, Diebold Inc., Timken, and various hospitals in Stark and Wayne Counties, as well as local and county government employers throughout the four counties. According to the Ohio Department of Development, manufacturing industries are the dominant employers in Wayne and Holmes Counties, dominated only slightly by the services and trade industries in Stark and Medina Counties. (Ohio County Profiles, Ohio Department of Development, Office of Strategic Research, available at www.odod.state.oh.us/research).

	In summary, First National Bank believes the market area it has defined as its own generates economic activity and has demographic trends that should sustain the Bank for the indefinite future. The Bank is open to the prospect of expansion beyond its current market area, particularly if a suitable opportunity arises for expansion either by acquisition or by internal growth. For purposes of potential expansion either by acquisition or by internal growth, the more urban and industrial crescent at the northern and eastern edge of the Bank`s market area offers more competitive resistance. The
Bank`s immediate goal is to achieve a broader and deeper penetration of its existing market area. We believe that the banking needs within our market have not been exhausted and that opportunities exist for a local community bank to achieve market-share gains at the expense of more distant and larger institutions whose organization-wide profit goals and credit standards leave less room for flexibility to adjust to local borrowers and other customers` circumstances.

	Competition. The market in which we operate is intensely competitive. Offering checking and savings accounts, certificates of deposit, personal loans, loans to businesses and professionals, installment loans, safety deposit boxes, and credit cards, we compete with other banks and savings institutions, many of which are significantly larger than First National Bank and have greater financial, staff, and other resources and higher lending limits. Insurance companies, consumer finance companies, credit unions, mortgage banking companies, commercial finance and leasing companies, money market mutual funds, and securities firms also provide many of the financial services we offer. We face competition both in making loans and in attracting deposits. Competition generally is based on interest rates and other credit and service charges, the quality of services rendered, the ability to react and respond to customer requirements, the convenience of banking hours and branch locations, the range and type of products offered and, in the case of loans to larger commercial borrowers, lending limits, among other factors. We do not have trust powers and therefore do not offer trust services. We seek to take competitive advantage of First National Bank`s local orientation and community banking profile, competing for loans principally through our responsiveness to customers, our ability to communicate effectively with them, and our ability to understand and address their needs. We compete for deposits principally by offering customers personal attention, a variety of banking services, attractive rates, and strategically located banking facilities. Our goal is to provide high quality banking service to professionals, small and mid-sized businesses and individuals, emphasizing quick and flexible responses to customer demands, while providing a personalized touch.

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

	The share of deposits held by a particular banking institution relative to all other banking institutions in a particular market is not the only, but it is perhaps the most readily identifiable, indicator of a bank`s market share.As a percent of all deposits held by FDIC-insured banks and savings associations in the county, according to FDIC data available on the FDIC`s website (www.fdic.gov) one institution had a market share exceeding 18% in all three counties as of June 30, 2008. Based on the FDIC`s June 30, 2008 deposit data, First National Bank had a 11.84% share of deposits in Wayne County (ranking 4th of 12 FDIC-insured institutions), 0.84% in Stark County (11th of 16), and 1.19% in Medina County (13th of 18). We have no offices in Holmes County.

	The banking industry has been changing for many reasons, including continued consolidation within the banking industry, legislative and regulatory changes, and advances in technology. Congress` elimination in 1994 of many restrictions on interstate branching could increase competition from large banks headquartered outside of our market. Congress` repeal in late 1999 of much of the Glass-Steagall Act (which had separated the commercial and investment banking industries) and elimination of the barriers between the banking and insurance industries could make competition even more intense. Because of our smaller size, we may have less opportunity to take advantage of the flexibility offered by that new legislation. With frequent introductions of new technology-driven products and services, the banking industry is undergoing rapid technological changes. To deliver banking products and services more effectively and efficiently, banking institutions are opening in-store branches, installing more automated teller machines (ATMs), and investing in technology to permit telephone, personal computer, and internet banking. In addition to enhancing customer service, the effective use of technology increases efficiency and enables financial institutions to reduce costs. A financial institution`s success is increasingly dependent upon use of technology to provide products and services that satisfy customer demands and to create additional operating efficiencies. Many of our competitors have substantially greater resources to invest in technological improvements, which could enable them to perform various banking functions at lower costs than First National Bank, or to provide products and services that we are not able to provide economically. Although all banks are experiencing the effects of the changing competitive and technological environment, the manner in which banks choose to compete is increasing the gap between large national and super-regional banks, on one hand, and community banks on the other. Large institutions are committed to becoming national or regional `brand names,` providing a broad selection of products at low cost and with advanced technology, while community banks provide most of the same products but with a commitment to personal service and with local ties to the customers and communities they serve.

	Because of the demand for technology-driven products, banks rely increasingly on unaffiliated vendors to provide data processing services and other core banking functions. The use of technology-related products, services, delivery channels, and processes exposes banks to various risks, particularly transaction, strategic, reputation, and compliance risk.

	Lending. Lending practices are governed by the Bank`s Credit Policy, which is approved annually by the board of directors, and by regulations and policies of the Office of the Comptroller of the Currency (`OCC`), the principal federal regulator of national banks. The Credit Policy delegates lending authority to the President & Chief Executive Officer, Senior Vice President & Senior Loan Officer, and all loan officers. The Credit Policy also establishes guidelines for credit types, loan mix, concentration of credit, and credit standards.

	First National Bank makes commercial loans, commercial real estate loans, construction loans, residential mortgage and home equity loans, and secured and unsecured consumer installment loans. A substantial portion of our commercial loans is designated as real estate loans for regulatory reporting purposes because they are secured by mortgages on real property. Loans of that type may be made for the purpose of financing commercial activities, such as accounts receivable, equipment purchases and leasing, but they are secured by real estate to provide the Bank with an extra measure of security.
Although these loans might be secured in whole or in part by real estate, they are treated in the discussions to follow as commercial loans. Our consumer installment loans include secured and unsecured loans to individual borrowers for a variety of purposes, including personal, home improvements, and revolving credit lines.

	A significant portion of the Bank`s lending consists of origination of conventional loans secured by 1-4 family real estate located in Wayne, Medina, Stark, and Holmes Counties. The Bank`s residential mortgage loans generally are originated with loan documentation permitting sale to Freddie Mac.

	The Bank`s commercial loan services include ~

~ accounts receivable, inventory and working capital loans
~ renewable operating lines of credit
~ loans to finance capital equipment
~ term business loans
~ short-term notes
~ selected guaranteed or subsidized loan programs for small businesses ~ loans to professionals
~ commercial real estate loans, including agricultural loans secured by farmland
~ loans for agricultural production and other loans to farmers


	Commercial real estate loans include commercial properties occupied by the proprietor of the business conducted on the premises and income-producing or farm properties. Agricultural loans secured by farmland are a subset of our commercial real estate loan products, whereas we also categorize loans for agricultural production and other loans to farmers as commercial loans (not secured by real estate). The primary risk of commercial real estate loans is loss of income of the owner or occupier of the property or the inability of the market to sustain rent levels. Although commercial and commercial real estate loans generally bear somewhat more credit risk than single-family residential mortgage loans, commercial and commercial real estate loans tend to be higher yielding, tend to have shorter terms, and commonly provide for interest-rate adjustments as prevailing rates change. Accordingly, commercial and commercial real estate loans enhance a lender`s interest rate risk management and, in management`s opinion, promote more rapid asset and income growth than a loan portfolio comprised strictly of residential real estate mortgage loans.

	Although a risk of nonpayment exists for all loans, certain specific types of risks are associated with various kinds of loans. One of the primary risks associated with commercial loans is the possibility that the commercial borrower will not generate income sufficient to repay the loan. The Bank`s loan policy provides that commercial loan applications must be supported by documentation indicating that there will be cash flow sufficient for the borrower to service the proposed loan. Financial statements or tax returns must be submitted, and annual reviews are undertaken. The fair market value of collateral for collateralized commercial loans must exceed the Bank`s loan exposure. For this purpose fair market value is determined by independent appraisal.

	Real estate is commonly a material component of collateral for our loans, including commercial loans. Although the expected source of repayment of these loans is generally the operations of the borrower`s business or personal income, real estate collateral provides an additional measure of security. Risks associated with loans secured by real estate include fluctuating land values, changing local economic conditions, changes in tax policies, and a concentration of loans within a limited geographic area.

	First National Bank originates several different types of loans that it categorizes as construction loans, including ~

~ residential construction loans to borrowers who will occupy the premises upon completion of construction,
~ residential construction loans to builders, ~ commercial construction loans, and
~ real estate acquisition and development loans.

	Because of the complex nature of construction lending, these loans are generally recognized as having a higher degree of risk than other forms of real estate lending, including credit risk. The Bank`s fixed-rate and adjustable-rate construction loans may not provide for the same interest rate terms on the construction loan and on the permanent mortgage loan that follows completion of the construction phase of the loan. It is the norm for the Bank to make residential construction loans with an existing written commitment for permanent financing.

	Our consumer loans include secured and unsecured loans to individual borrowers for a variety of purposes, including personal, home improvement, revolving credit lines, autos, boats, and recreational vehicles. Historically, we have had minimal indirect lending activity, however over the past two years we have become more involved and are looking to increase our involvement in the indirect lending line of business. Unsecured consumer loans generally carry significantly higher interest rates than secured loans.

	Loans and extensions of credit to a single borrower may not exceed 15% of capital, often referred to as the `legal lending limit` or `loans-to-one-borrower limit.` But an additional margin of 10% of capital is permitted for loans fully secured by readily marketable collateral. The Bank can accommodate loan volumes exceeding the legal lending limit by selling participation interests in loans to other banks. As of December 31, 2008, the Bank`s legal lending limit for loans to a single borrower was approximately $4.0 million.

	Loan Solicitation and Processing. Loan originations are developed from a number of sources, including continuing business with depositors, other borrowers and real estate builders, solicitations by bank personnel and walk-in customers.

	When a loan request is made, the Bank reviews the application, credit bureau reports, property appraisals or evaluations, financial information, verifications of income, and other documentation concerning the creditworthiness of the borrower, as applicable to each loan type. The Bank`s underwriting guidelines are set by senior management and approved by the board. The loan policy specifies officers` loan approval authority, requiring approval by the board`s Executive Committee or the full board for any aggregate borrowing to one customer or related customers of $3.0 million or more or if a loan is rated substandard or below.

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

	Delinquent Loans ~ Late charges on residential mortgages and consumer loans are assessed if a payment is not received by the due date plus a grace period. When an advanced stage of delinquency appears on a single-family loan and if repayment cannot be expected within a reasonable time or a repayment agreement is not entered into, a required notice of foreclosure or repossession proceedings may be prepared by the Bank`s attorney and delivered to the borrower so that foreclosure proceedings may be initiated promptly, if necessary. The Bank also collects late charges on commercial loans.

	When the Bank acquires real estate through foreclosure, voluntary deed, or similar means, it is classified as `other real estate owned` until it is sold. When property is acquired in this manner, it is recorded at the lower of cost (the unpaid principal balance at the date of acquisition) or fair value. Any subsequent write-down is charged to expense. All costs incurred from the date of acquisition to maintain the property are expensed. `Other real estate owned` is appraised during the foreclosure process, before acquisition. Losses are recognized for the amount by which the book value of the related mortgage loan exceeds the estimated net realizable value of the property.

	Investments ~ Investment securities provide a return on residual funds after lending activities. Investments may be in corporate securities, U.S. Government and agency obligations, state and local government obligations and mortgage-backed securities. The Bank generally does not invest in securities that are rated less than investment grade by a nationally recognized statistical rating organization. All securities-related activity is reported to the Bank`s board of directors. General changes in investment strategy are required to be reviewed and approved by the board. The President & Chief Executive Officer and the Senior Vice President & Chief Financial Officer can purchase and sell securities in accordance with the Bank`s stated investment policy.

	Sources of Funds ~ Deposit Accounts. Deposit accounts are a major source of funds for the Bank. The Bank offers a number of deposit products to attract both commercial and regular consumer checking and savings customers, including regular and money market savings accounts, NOW accounts, and a variety of fixed-maturity, fixed-rate certificates with maturities ranging from seven days to 60 months. These accounts earn interest at rates established by management based on competitive market factors and management`s desire to increase certain types or maturities of deposit liabilities. The Bank also provides debit cards, gift cards, travel cards, travelers` checks, official checks, money orders, ATM services, and IRA accounts.

	Borrowings. Deposits and repayment of loan principal are the Bank`s primary sources of funds for lending activities and other general business purposes. However, when the supply of lendable funds or funds available for general business purposes cannot satisfy the demand for loans or general business purposes, the Bank can obtain funds from the Cincinnati Federal Home Loan Bank (FHLB). In addition to borrowing from the FHLB on a term-loan basis, the Bank has a line of credit with the FHLB that allows the Bank to borrow in an amount based on a percentage of the Bank`s pledged eligible mortgages. All or substantially all of the Bank`s entire mortgage loans are pledged to the FHLB. As of December 31, 2008, the Bank had additional borrowing capacity of approximately $20 million from the FHLB. Interest is payable monthly, and the line of credit is secured by a blanket pledge collateral agreement. First National Bank also has access to credit through the Federal Reserve Bank of Cleveland and other funding sources.

	Personnel ~ As of December 31, 2008, First National Bank had 108 full-time equivalent employees. A collective bargaining group represents none of the employees. Management considers its relations with employees to be excellent.

	Minority Ownership of a Title Insurance Agency ~ First National Bank owns 49% of the stock of First Kropf Title, L.L.C., a title insurance agency whose majority owner is Kropf, Wagner, Lutz & VanSickle L.L.P., a law firm in which a director and Chairman of the Board of Directors of National Bancshares and the Bank ~ Mr. John W. Kropf ~ is an owner.
In many mortgage transactions, the Bank selects the firm that will provide title insurance services, but the mortgage borrower ordinarily pays the costs. First Kropf Title, L.L.C. is not the only title insurance agency used by the Bank, but First Kropf Title, L.L.C. derives all or substantially all of its business through referrals from the Bank.

	Available Information ~ The Company makes available, free of charge, through the Investor Relations section of its Internet website at www.fnborrville.com, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after the Company electronically files such reports with or furnishes them to the Securities and Exchange Commission. Also the Company`s Corporate Governance and Nominating Committee Charter and Audit Committee Charter are available under the Investor Relations section on its website.

Supervision and Regulation

	The following discussion of bank supervision and regulation is qualified in its entirety by reference to the statutory and regulatory provisions discussed. Changes in applicable law or in the policies of various regulatory authorities could affect materially the business and prospects of National Bancshares and the Bank.

	National Bancshares Corporation is a bank holding company within the meaning of the Bank Holding Company Act of 1956. As such, National Bancshares is subject to regulation, supervision, and examination by the Board of Governors of the Federal Reserve System, acting primarily through the Federal Reserve Bank of Cleveland. National Bancshares is required to file annual reports and other information with the Federal Reserve. First National Bank is a national bank, regulated primarily by the Office of the Comptroller of the Currency (`OCC`) and secondarily by the FDIC.

	National Bancshares and the Bank are subject to federal banking laws intended to protect depositors, not shareholders. Federal and state laws applicable to holding companies and their financial institution subsidiaries regulate the range of permissible business activities, investments, reserves against deposits, capital levels, lending activities and practices, the nature and amount of collateral for loans, establishment of branches, mergers, dividends, and a variety of other important matters. The Bank is subject to detailed, complex, and sometimes overlapping federal and state statutes and regulations affecting routine banking operations. These statutes and regulations include but are not limited to state consumer credit laws, the Truth-in-Lending Act and Regulation Z, the Equal Credit Opportunity
Act and Regulation B, the Fair Credit Reporting Act, the Truth in
Savings Act, and the Community Reinvestment Act. The Bank must comply with Federal Reserve Board regulations requiring depository institutions to maintain reserves against their transaction accounts (principally NOW and regular checking accounts). Because required reserves are commonly maintained in the form of vault cash or in a noninterest-bearing account (or pass-through account) at a Federal Reserve Bank, the effect of the reserve requirement is to reduce an institution`s earning assets.

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

	Temporary Liquidity Guarantee Program. On October 14, 2008, the FDIC announced a new program ~ the Temporary Liquidity Guarantee Program (`TLGP`) that provides unlimited deposit insurance on funds in non-interest bearing transaction deposit accounts not otherwise covered by the existing deposit insurance limit of $250,000. Such non-interest bearing transaction deposit accounts are initially insured at no cost to the institution for 30 days, with coverage continuing through December 31, 2009 at a 10 bps fee on deposit amounts in excess of $250,000. Eligible institutions were able to opt-out on or before December 5, 2008. The Bank did not elect to opt-out of the unlimited deposit insurance provided under the TLGP. Also under TLGP, newly issued senior unsecured debt issued on or before June 30, 2009 will be fully insured in the event the issuing institution subsequently fails, or its holding company files for bankruptcy. The Bank has elected not to participate in the debt guarantee portion of this program.

	Regulation of Bank Holding Companies ~ Bank and Bank Holding Company Acquisitions. The Bank Holding Company Act requires every bank holding company to obtain approval of the Federal Reserve before ~

~ directly or indirectly acquiring ownership or control of any voting shares of another bank or bank holding company, if after the acquisition the acquiring company would own or control more than 5% of the shares of the other bank or bank holding company (unless the acquiring company already owns or controls a majority of the shares),
~ acquiring all or substantially all of the assets of another bank, or ~ merging or consolidating with another bank holding company.

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

	Additionally, the Bank Holding Company Act, the Change in Bank Control Act and the Federal Reserve Board`s Regulation Y require advance approval of the Federal Reserve to acquire `control` of a bank holding company. Control is conclusively presumed to exist if an individual or company acquires 25% or more of a class of voting securities of the bank holding company. If the holding company has securities registered under Section 12 of the Securities Exchange Act of 1934, as National Bancshares does, or if no other person owns a greater percentage of the class of voting securities, control is rebuttably presumed to exist if a person acquires 10% or more, but less than 25%, of any class of voting securities.

	Nonbanking Activities. With some exceptions, the Bank Holding Company Act has for many years also prohibited a bank holding company from acquiring or retaining direct or indirect ownership or control of more than 5% of the voting shares of any company that is not a bank or bank holding company, or from engaging directly or indirectly in activities other than those of banking, managing or controlling banks, or providing services for its subsidiaries. The principal exceptions to these prohibitions involve non-bank activities that, by statute or by Federal
Reserve Board regulation or order, are held to be closely related to the business of banking or of managing or controlling banks. In making its determination that a particular activity is closely related to the business of banking, the Federal Reserve considers whether the performance of the activities by a bank holding company can be expected to produce benefits to the public ~ such as greater convenience, increased competition, or gains in efficiency in resources ~ that will outweigh the risks of possible adverse effects such as decreased or unfair competition, conflicts of interest, or unsound banking practices. Some of the activities determined by Federal Reserve Board regulation to be closely related to the business of banking are: making or servicing loans or leases; engaging in insurance and discount brokerage activities; owning thrift institutions; performing data processing services; acting as a fiduciary or investment or financial advisor; and making investments in corporations or projects designed primarily to promote community welfare.

	Financial Holding Companies. On November 12, 1999 the
Gramm Leach Bliley Act became law, repealing much of the 1933 Glass-Steagall Act`s separation of the commercial and investment banking industries and permitting bank holding companies to become financial holding companies and affiliate with securities firms and insurance companies, as well as engage in other activities that are financial in nature. The Gramm Leach Bliley Act expands the range of nonbanking activities a bank holding company may engage in, while preserving existing authority for bank holding companies to engage in activities that are closely related to banking. The new legislation creates a new category of holding company called a `financial holding company.` If each of a bank holding company`s subsidiary banks is well capitalized under regulatory prompt corrective action provisions, is well managed, and has at least a satisfactory rating under the Community Reinvestment Act, the bank holding company may become a financial holding company by filing a declaration that the bank holding company wishes to become a financial holding company.
No regulatory approval is necessary for a financial holding company to acquire a company ~ other than a bank or savings association ~ engaged in activities that are financial in nature or incidental to activities that are financial in nature, as determined by the Federal Reserve Board. Financial holding companies may engage in any activity that is ~

~ financial in nature or incidental to that financial activity, or ~ complementary to a financial activity and that does not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally.

       Activities that are financial in nature include ~

~ acting as principal, agent, or broker for insurance, ~ underwriting, dealing in, or making a market in securities, and ~ providing financial and investment advice.

	The Federal Reserve Board and the Secretary of the Treasury have authority to decide that other activities are also financial in nature or incidental to financial activity, taking into account changes in technology, changes in the banking marketplace, competition for banking services, and so on. The Federal Reserve Board has authority under Rule 225.83 (12 CFR 225.83) to prohibit a company from exercising the enhanced powers of a financial holding company if the Federal Reserve Board determines that the company`s bank subsidiary is not well capitalized or well managed. National Bancshares Corporation is and has been engaged solely in activities that were permissible for a bank holding company before enactment of the Gramm Leach Bliley Act.

	Holding Company Capital and Source of Strength. The Federal Reserve considers the adequacy of a bank holding company`s capital on essentially the same risk-adjusted basis as capital adequacy is determined by the FDIC at the bank subsidiary level. It is also
Federal Reserve Board policy that bank holding companies serve as a source of strength for their subsidiary banking institutions, committing resources to subsidiary banks when necessary. A holding company might be compelled to provide support to a subsidiary bank when the holding company does not have the resources to provide it. Additionally, the National Bank Act gives the OCC authority to assess a national bank`s stockholders (or the bank`s holding company) if the bank`s capital becomes impaired. 12 U.S.C. 55. If the stockholders (or holding company) fail to pay the assessment within three months, the OCC could order the sale of the bank`s stock to cover the deficiency.

	Under Bank Holding Company Act section 5(e), the Federal Reserve Board may require a bank holding company to terminate any activity or relinquish control of a nonbank subsidiary if the Federal Reserve Board determines that the activity or control constitutes a serious risk to the financial safety, soundness, or stability of a subsidiary bank. And with the Federal Deposit Insurance Corporation Improvement Act of 1991`s addition of the prompt corrective action provisions to the Federal Deposit Insurance Act, section 38(f)(2)(I) of the Federal Deposit Insurance Act now provides that a federal bank regulatory authority may require a bank holding company to divest itself of an undercapitalized bank subsidiary if the agency determines that divestiture will improve the bank`s financial condition and prospects.

	Deposit Insurance. The FDIC insures the deposits of the Bank to the extent provided by law. Prior to 2007, under the FDIC`s risk-based insurance system, depository institutions were assessed premiums based upon the institution`s capital position and other supervisory factors. Effective January 1, 2007, the FDIC began using a new approach to assess premiums. The FDIC places each depository institution in one of four risk categories using a two-step process based first on capital ratios (the capital group assignment) and then on other relevant information (the supervisory group assignment). Within the lowest risk category, known as Risk Category I, rates will vary based on each institution`s CAMELS component ratings, certain financial ratios (for most institutions), and long-term debt issuer ratings (for large institutions that have such a rating). In 2008, rates ranged between 5 and 43 cents per $100 in assessable deposits depending on the risk category to which an insured depository institution was assigned. Institutions in Risk Category I were charged a rate between 5 and 7 cents per $100 in assessable deposits. However, as discussed below, rates have dramatically increased for the first quarter of 2009 and are anticipated to remain at increased levels for the next several years. On February 8, 2006, the Federal Deposit Insurance Reform Act of 2005 (the `Reform Act`) was signed into law as part of the Deficit Reduction Act of 2005. Among other provisions, the Reform Act provided for the merger of the two insurance funds, BIF and SAIF, into a new single deposit insurance fund, DIF. Prior to the merger of BIF and SAIF, the Bank`s primary insurance fund for deposits was BIF. Among other things, the Reform Act provides for the (i) modification of assessments under the risk-based assessment system, (ii) replacement of a fixed designated reserve ratio with a reserve range between 1.15% of estimated insured deposits and 1.5% of estimated insured deposits, and
(iii) payment by the FDIC of dividends when certain reserve ratios exceed certain thresholds. Because of recent depository institution failures, the DIF reserve ratio fell significantly below 1.15%. The Reform Act requires that the FDIC create and implement a plan to restore the reserve ratio to at least 1.15% within five years.

	On October 16, 2008, the FDIC published a notice in the Federal Register concerning its establishment of the Federal Deposit Insurance Corporation Restoration Plan (the `Restoration Plan`). The Restoration Plan is a five year recapitalization plan for the DIF (subsequently amended to cover a seven-year time frame, as discussed below) based, in part, on significantly higher assessed DIF rates. Concurrent with the publication of the Restoration Plan, the FDIC issued a proposed rule to increase the DIF assessed rates for the first quarter of 2009 by 7 bps and, effective April 1, 2009, to make certain other changes regarding risk-based assessment and to set new deposit insurance rates. On
December 22, 2008, the FDIC issued a final rule in which it invoked the `good cause` exception of the Administrative Procedures Act to waive the requirement that once finalized a rule must have a delayed effective date of 30 days from the publication date and, effective
January 1, 2009, raised the first quarter 2009 DIF assessed rates by 7 bps. Under the final rule, for the first quarter of 2009, the new rates were expressed to range between 12 and 50 cents per $100 in assessable deposits depending on the risk category to which an insured depository institution was assigned. Institutions in Risk Category I were charged a rate between 12 and 14 cents per $100 in assessable deposits for the first quarter of 2009. Such an increase in the DIF assessed rates more than doubles the previous applicable rates for Tier I institutions.

	On February 27, 2009 the FDIC amended the Restoration Plan for the DIF. Under the amended Restoration Plan, the FDIC extended the horizon from five years to seven years to raise the DIF reserve ratio to 1.15 percent, in recognition of the current significant strains on banks and the financial system and the likelihood of a severe recession. The amended Restoration Plan was accompanied by a final rule that sets assessment rates and makes adjustments to recognize how the assessment system differentiates for risk. Currently, most banks are in the best risk category and pay anywhere from 12 cents per $100 of deposits to 14 cents per $100 for insurance. Under the final rule, banks in this category will pay initial base rates ranging from 12 cents per $100 to 16 cents per $100 on an annual basis, beginning on April 1, 2009. Changes to the assessment system include higher rates for institutions that rely significantly on secured liabilities, which would increase the FDIC`s loss in the event of institutional failure, without providing additional assessment revenue. Under the final rule, assessments will be higher for institutions that rely significantly on brokered deposits but, for well-managed and well-capitalized institutions, only when accompanied by rapid asset growth. The final rule also provides incentives in the form of a reduction in assessment rates for institutions to hold long-term unsecured debt and, for smaller institutions, high levels of Tier 1 capital.

	On February 27, 2009 the FDIC adopted an interim rule imposing a 20 basis point emergency special assessment on the industry on June 30, 2009. The assessment is to be collected on September 30, 2009. The interim rule would also permit the FDIC to impose an emergency special assessment after June 30, 2009, of up to 10 basis points if necessary to maintain public confidence in federal deposit insurance. However, the status of this emergency assessment is not currently clear. On March 5, 2009, FDIC Chairman Shelia Bair indicated that if Congress significantly expands the FDIC`s borrowing authority with Treasury, the FDIC would have flexibility to reduce the size of the emergency special assessment. Legislation has also been introduced and is pending in Congress to increase the FDIC`s borrowing authority from $30 billion to $100 billion. Chairman Bair has indicated in recent news reports that if this pending legislation is adopted, it would relieve the FDIC from imposing the full emergency special assessment and would allow a lowering of the assessment from the proposed 20 basis points to 10 basis points. At this time, however, the Company is unable to predict whether the proposed one time special assessment will be decreased or when any further developments concerning such assessment might occur.

	On February 27, 2009 the FDIC also modified the debt guarantee component of the TLGP to allow participating entities, with the FDIC`s permission, to issue mandatory convertible debt. This change would provide institutions additional options for raising capital and reduce the concentration of FDIC-guaranteed debt maturing in mid-2012.

	Insured depository institutions are further assessed premiums for Financing
Corporation (`FICO`) bond debt service. The FICO assessment rate for DIF ranged between a high of 1.14 bps for the first quarter of 2008 to a low of
1.10 for the fourth quarter of 2008. For the first quarter of 2009, the FICO assessment rate for DIF is 1.14 bps resulting in a premium of $0.0114 per
$100 of DIF-eligible deposits.


	Interstate Banking and Branching. In 1994 the Riegle-Neal Interstate Banking and Branching Efficiency Act eased restrictions on interstate banking. The Riegle-Neal Act allows the Federal Reserve to approve an application by an adequately capitalized and adequately managed bank holding company to acquire a bank located in a state other than the acquiring company`s home state, without regard to whether the transaction is prohibited by the laws of any state. The Federal Reserve may not approve the acquisition of a bank that has not been in existence for the minimum time period (up to five years) specified by the statutory law of the acquired, or `target,` bank`s state.
The Riegle-Neal Act also prohibits the Federal Reserve from approving an application if the applicant (and its depository institution affiliates) controls or would control more than 10% of the insured deposits in the United States or 30% or more of the deposits in the target bank`s home state or in any state in which the target bank maintains a branch.
The Riegle-Neal Act does not affect the authority of states to limit the percentage of total insured deposits in the state that may be held or controlled by a bank or bank holding company if the limitation does not discriminate against out-of-state banks or bank holding companies.
Individual states may also waive the 30% statewide concentration limit contained in the Riegle-Neal Act.

	Branching between states may be accomplished by merging commonly controlled banks located in different states into one legal entity. Branching may also be accomplished by establishing de novo branches or acquiring branches in another state. Under section 24(j) of the Federal Deposit Insurance Act, a branch of a bank operating out-of-state ~ in a `host state` in other words ~ is subject to the law of the host state regarding community reinvestment, fair lending, consumer protection, and establishment of branches. The Riegle-Neal Act authorizes the FDIC to approve interstate branching de novo by state-chartered banks solely in states that specifically allow it.  Ohio bank law allows de novo branching in Ohio by an out-of-state bank. The FDIC has adopted regulations under the Riegle-Neal Act to prohibit an out-of-state bank from using the new interstate branching authority primarily for the purpose of deposit production. These regulations include guidelines to ensure that interstate branches operated by an out-of-state bank in a host state are reasonably helping to satisfy the credit needs of the communities served by the out-of-state bank.

	Capital ~ Risk-Based Capital Requirements. The Federal Reserve Board and the OCC employ similar risk-based capital guidelines in their examination and regulation of bank holding companies and national banks. If capital falls below the minimum levels established by the guidelines, the bank holding company or bank may be denied approval to acquire or establish additional banks or non-bank businesses or to open new facilities. Failure to satisfy capital guidelines could subject a banking institution to a variety of enforcement actions by federal bank regulatory authorities, including the termination of deposit insurance by the FDIC and a prohibition on the acceptance of `brokered deposits.`

	In the calculation of risk-based capital, assets and off-balance sheet items are assigned to broad risk categories, each with an assigned weighting (0%, 20%, 50% and 100%). Most loans are assigned to the 100% risk category, except for first mortgage loans fully secured by residential property, which carry a 50% rating. Direct obligations of or obligations guaranteed by the United States Treasury or United States Government agencies have a 0% risk-weight. Off-balance sheet items are also taken into account in the calculation of risk-based capital, with each class of off-balance sheet item being converted to a balance sheet equivalent according to established `conversion factors.` From these computations, the total of risk-weighted assets is derived. Risk-based capital ratios therefore state capital as a percentage of total risk-weighted assets and off-balance sheet items.
The ratios established by guideline are minimums only.

	Current risk-based capital guidelines require bank holding companies and banks to maintain a minimum risk-based total capital ratio equal to 8% and a Tier 1 capital ratio of 4%. Intangibles other than readily marketable mortgage servicing rights are generally deducted from capital. Tier 1 capital includes stockholders` equity, qualifying perpetual preferred stock (within limits and subject to conditions, particularly if the preferred stock is cumulative preferred stock), and minority interests in equity accounts of consolidated subsidiaries, less intangibles, identified losses, investments in securities subsidiaries, and certain other assets. Tier 2 capital includes the allowance for loan losses, up to a maximum of 1.25% of risk-weighted assets, any qualifying perpetual preferred stock exceeding the amount includable in Tier 1 capital, mandatory convertible securities, and subordinated debt and intermediate term preferred stock, up to 50% of Tier 1 capital. The OCC`s evaluation of an institution`s capital adequacy takes into account a variety of other factors as well, including interest rate risks to which the institution is subject, the level and quality of an institution`s earnings, loan and investment portfolio characteristics and risks, risks arising from the conduct of nontraditional activities, and a variety of other factors.

	Accordingly, the OCC`s final supervisory judgment concerning an institution`s capital adequacy could differ significantly from the conclusions that might be derived from the absolute level of an institution`s risk-based capital ratios. Therefore, institutions generally are expected to maintain risk-based capital ratios that exceed the minimum ratios discussed above.
This is particularly true for institutions contemplating significant expansion plans and institutions that are subject to high or inordinate levels of risk.

	The banking agencies have also established a minimum leverage ratio of 3%, which represents Tier 1 capital as a percentage of total assets, less intangibles. However, for all but the most highly rated banks and bank holding companies, the banking agencies expect an additional margin of at least 100 to 200 basis points. At December 31, 2008, the bank was in compliance with all regulatory capital requirements. Actual and required capital amounts and ratios are presented elsewhere, specifically in Note 14 of National Bancshares Corporation`s audited financial statements for the year ended December 31, 2008.

	Prompt Corrective Action. To resolve the problems of undercapitalized institutions and to prevent a recurrence of the banking crisis of the 1980s and early 1990s, the Federal Deposit Insurance Corporation Improvement Act of 1991 established a system known as `prompt corrective action.`
Under the prompt corrective action provisions and implementing regulations, every institution is classified into one of five categories, depending on its total risk-based capital ratio, its Tier 1 risk-based capital ratio, its leverage ratio, and subjective factors. The categories are `well capitalized,` `adequately capitalized,` `undercapitalized,` significantly undercapitalized` and `critically undercapitalized.` A financial institution`s operations can be significantly affected by its capital classification. For example, an institution that is not `well capitalized` generally is prohibited from accepting brokered deposits and offering interest rates on deposits higher than the prevailing rate in its market, and the holding company of any undercapitalized institution must guarantee, in part, aspects of the institution`s capital plan. Financial institution regulatory agencies generally are required to appoint a receiver or conservator shortly after an institution enters the category of weakest capitalization. The Federal Deposit Insurance Corporation Improvement Act of 1991 also authorizes the regulatory agencies to reclassify an institution from one category into a lower category if the institution is in an unsafe or unsound condition or engaging in an unsafe or unsound practice. Undercapitalized institutions are required to take specified actions to increase their capital or otherwise decrease the risks to the federal deposit insurance funds.

	Limits on Bank Dividends to the Holding Company. National Bancshares Corporation`s ability to obtain funds for the payment of dividends and for other cash requirements depends on the amount of dividends that may be paid to it by the Bank. Under the National Bank Act and OCC Rule 5.64, without OCC approval a national bank may not pay a cash dividend if the amount of the dividend exceeds retained net income for the year and for the two preceding years (after any required transfers to surplus). A national bank`s ability to pay dividends may be affected also by the OCC`s capital maintenance requirements. Moreover, regulatory authorities may prohibit banks and bank holding companies from paying dividends if payment of dividends would constitute an unsafe and unsound banking practice.

	A 1985 policy statement of the Federal Reserve Board declares that a bank holding company should not pay cash dividends on common stock unless the organization`s net income for the past year is sufficient to fully fund the dividends and the prospective rate of earnings retention appears consistent with the organization`s capital needs, asset quality, and overall financial condition.

	Transactions with Affiliates. The Bank must comply with section 23A and section 23B of the Federal Reserve Act, pertaining to transactions with affiliates. These statutes are intended to protect banks from abuse in financial transactions with affiliates, preventing federally insured deposits from being diverted to support the activities of unregulated entities engaged in nonbanking businesses. An affiliate of a bank includes any company or entity that controls or is under common control with the bank. Generally, section 23A and section 23B of the Federal Reserve Act ~

~ limit the extent to which a bank or its subsidiaries may lend to or engage in various other kinds of transactions with any one affiliate to an amount equal to 10% of the bank`s capital and surplus, limiting the aggregate of covered transactions with all affiliates to 20% of capital and surplus,
~ impose restrictions on investments by a subsidiary bank in the stock or securities of its holding company,
~ impose restrictions on the use of a holding company`s stock as collateral for loans by the subsidiary bank, and ~ require that affiliate transactions be on terms substantially the same or at least as favorable to the institution or subsidiary as those provided to a non-affiliate.

	The Bank`s authority to extend credit to insiders ~ meaning executive officers, directors and greater than 10% stockholders ~ or to entities those persons control, is subject to section 22(g) and section 22(h) of the Federal Reserve Act and Regulation O of the Federal Reserve Board. Among other things, these laws require insider loans to be made on terms substantially similar to those offered to unaffiliated individuals, place limits on the amount of loans a bank may make to insiders based in part on the Bank`s capital position, and require that specified approval procedures be followed. Loans to an individual insider may not exceed the legal limit on loans to any one borrower, which in general terms is 15% of capital but can be higher in some circumstances. And the aggregate of all loans to all insiders may not exceed the Bank`s unimpaired capital and surplus. Insider loans exceeding the greater of 5% of capital or $25,000 must be approved in advance by a majority of the board, with any `interested` director not participating in the voting. Lastly, loans to executive officers are subject to special limitations. Executive officers may borrow in unlimited amounts to finance their children`s education or to finance the purchase or improvement of their residence, and they may borrow no more than $100,000 for most other purposes. But loans to executive officers exceeding $100,000 may be allowed if the loan is fully secured by government securities or a segregated deposit account.

	Community Reinvestment Act. Under the Community Reinvestment Act of 1977 (`CRA`) and implementing regulations of the banking agencies, a financial institution has a continuing and affirmative obligation ~ consistent with safe and sound operation ~ to respond to the credit needs of its entire community, including low- and moderate-income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions, nor does it limit an institution`s discretion to develop the types of products and services it believes are best suited to its particular community. The CRA requires that bank regulatory agencies conduct regular CRA examinations and provide written evaluations of institutions` CRA performance. The CRA also requires that an institution`s CRA performance rating be made public. CRA performance evaluations are based on a four-tiered rating system: Outstanding, Satisfactory, Needs to Improve and Substantial Noncompliance. Over the 27 years that the CRA has existed, banking institutions ~ particularly the largest banks and savings associations ~ have faced increasingly difficult regulatory obstacles and public interest group objections in connection with their regulatory applications, including institutions that have received the highest possible CRA ratings.

	Although CRA examinations occur on a regular basis, CRA performance evaluations have been used principally in the evaluation of regulatory applications submitted by an institution. CRA performance evaluations are considered in evaluating applications for such things as mergers, acquisitions, and applications to open branches. A bank holding company cannot elect to be a `financial holding company` ~ with the expanded securities, insurance and other powers that designation entails ~ unless all of the depository institutions owned by the holding company have a CRA rating of satisfactory or better. Following a CRA examination as of December 31, 2006, the Bank`s most recent examination, the Bank received a rating of `Satisfactory.`

	Monetary Policy. The earnings of financial institutions are affected by the policies of regulatory authorities, including monetary policy of the Federal Reserve Board. An important function of the Federal Reserve System is regulation of aggregate national credit and money supply. The Federal Reserve Board accomplishes these goals with measures such as open market transactions in securities, establishment of the discount rate on bank borrowings, and changes in reserve requirements against bank deposits.
These methods are used in varying combinations to influence overall growth and distribution of financial institutions` loans, investments and deposits, and they also affect interest rates charged on loans or paid on deposits. Monetary policy is influenced by many factors, including inflation, unemployment, short-term and long-term changes in the international trade balance, and fiscal policies of the United States government. Federal Reserve Board monetary policy has had a significant effect on the operating results of financial institutions in the past, and it can be expected to influence operating results in the future.

	Sarbanes-Oxley Act of 2002.The Sarbanes-Oxley Act of 2002 addresses accounting oversight and corporate governance matters, and, among other things: (a) required executive certification of financial presentations,
(b) increased requirements for board audit committees and their members,
(c) enhanced disclosure of controls and procedures and internal control over financial reporting, (d) enhanced controls on, and reporting of, insider trading and (e) increased penalties for financial crimes and forfeiture of executive bonuses in certain circumstances.

	The legislation and its implementing regulations have resulted in increased costs of compliance, including certain outside professional costs. To date these costs have had a significant impact on our operations, which have included costs to add regulatory support personnel and costs to ensure effectiveness of internal controls and testing.

ITEM 1B ~ UNRESOLVED STAFF COMMENTS

	We have not received any comments from the staff of the Securities and Exchange Commission about our periodic and current reports within the last 180 days and, accordingly, we do not have any unresolved comments from the staff.

ITEM 2 ~ PROPERTIES


	  First National Bank operates thirteen full service offices and one limited service office in a market area comprising most of Wayne County, western Stark County, northeastern Holmes County and southern Medina County.
The Bank`s offices, all of which are owned by First National Bank except as indicated, are ~
					    		Net Book Value
Location		     		County		(Dollars in Thousands)
Main Office:
112 West Market Street	     		Wayne		$335
Orrville, Ohio 44667

Other Offices:
12 West Main Street			Wayne		$151
Dalton, Ohio 44618

1320 West High Street			Wayne		$137
Orrville, Ohio 44667

4934 Kidron Road			Wayne		$835
Kidron, Ohio 44636

153 East Main Street			Wayne		$105
Smithville, Ohio 44677

15974 East Main Street			Wayne		$61
Mt. Eaton, Ohio 44659

U.S. Route 30 at County Road 44		Wayne		$134
7227 Lincoln Way East
Apple Creek, Ohio 44606

1720 North Main Street			Wayne		$49
Orrville, Ohio 44667
(cash ATM only)

1725 Cleveland Road			Wayne		$542
Wooster, Ohio 44691

4192 Burbank Road			Wayne		$1,251
Wooster, Ohio 44691

211 Lincoln Way East			Stark		$652
Massillon, Ohio 44646

2312 Lincoln Way N.W.			Stark		$394
Massillon, Ohio 44647

51 Massillon Marketplace Drive S.W.	Stark		$0
Massillon, Ohio 44646
(cash ATM only)
(leased location)

106 Ainsworth Street			Medina		$318
Lodi, Ohio 44254

121 Greenwich Road			Medina		$22
Seville, Ohio 44667
(leased facility)

	At December 31, 2008 the net book value of the Bank`s investment in premises and equipment totaled $6.2 million. The Bank`s electronic data processing functions are performed under contract with an electronic data processing services firm that performs services for financial institutions throughout the Midwest.

ITEM 3 ~ LEGAL PROCEEDINGS

	From time to time the Bank is involved in various legal proceedings that are incidental to its business. In the opinion of management, based upon information currently available to us, no current legal proceedings are material to the financial condition of National Bancshares or the Bank, either individually or in the aggregate and are not likely to have a material adverse effect on our consolidated financial position, results of operations or cash flows. This statement represents a forward-looking statement under the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from management`s opinion based on a variety of factors, including the uncertainties involved in the proof of legal and factual matters in legal proceedings.

ITEM 4 ~ SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

	No matters were submitted to a vote of National Bancshares` shareholders during the fourth quarter of 2008.

Part II

ITEM 5 ~ MARKET FOR REGISTRANT`S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

	Incorporated by reference to `Price Range of Common Stock` appearing on page 51 of National Bancshares Corporation`s Annual Report 2008. National Bancshares had 888 shareholders of record as of March 13, 2009.

Because National Bancshares Corporation is dependent on its Bank subsidiary for earnings and funds necessary to pay dividends, the ability of National Bancshares to pay dividends to its shareholders is subject to bank regulatory restrictions. See, `Supervision and Regulation ~ Limits on Bank Dividends to the Holding Company.`

	Incorporated by reference to `Comparison of Five-Year Cumulative Total Return Of National Bancshares Corporation, S&P 500 Stock Index, and S&P 500 Bank Index` appearing on page 50 of National Bancshares Corporation`s Annual Report 2008.

EQUITY COMPENSATION PLAN INFORMATION


Plan Category		Number of securities to  	Weighted-average exercise  	Number of securities
                        be issued upon exercise 	price of outstanding 		remaining available for
			of outstanding options,		options, warrants		future issuance under
   			warrants and rights		and rights			equity compensation plans
Equity compensation
plans approved by
the security holders	58,000				$18.03				165,448

Equity compensation
plans not approved
by the security
holders			-				-				-

Total			58,000				$18.03				165,448



	A description of the equity compensation plan is incorporated by reference to `Note 13 ~ Stock-Based Compensation` appearing on page 41 of National Bancshares Corporation`s Annual Report 2008.

Issuer Purchase and Sales of Equity Securities

	We repurchased 5,017 shares of our common stock during the year ended December 31, 2008. No equity securities of National Bancshares were sold by it during 2008.


ITEM 6 ~ SELECTED FINANCIAL DATA

	Incorporated by reference to `Selected Financial Data` appearing on pages 5 and 6 of National Bancshares Corporation`s Annual Report 2008.

ITEM 7 ~ MANAGEMENT`S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Incorporated by reference appearing on pages 7 through 24 of National Bancshares Corporation`s Annual Report 2008.

ITEM 7A ~ QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

	Information concerning the interest-rate risks to which First National Bank`s assets and liabilities are exposed is contained in `Management`s Discussion and Analysis of Financial Condition and Results of Operations` appearing on pages 19 and 20 of National Bancshares Corporation`s Annual Report 2008.

ITEM 8 ~ FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

	The Consolidated Financial Statements and the Report of Independent Auditors
are incorporated by reference from pages 25 through 46 of National Bancshares
Corporation`s Annual Report 2008.

ITEM 9 ~ CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

	No changes in or disagreements with the independent accountants have occurred in the two most recent fiscal years or since the end of December 31, 2008.

ITEM 9AT ~ CONTROLS AND PROCEDURES

	With the participation of the President and the Chief Executive Officer, and the Chief Financial Officer, management carried out an evaluation of the effectiveness of the design and operation of National Bancshares Corporation`s disclosure controls and procedures as of the end of 2008. Based upon that evaluation, the President and Chief Executive Officer, and the Chief
Financial Officer concluded that as of December 31, 2008 National
Bancshares Corporation`s disclosure controls and procedures were effective
(1) to ensure that information required to be disclosed by National Bancshares in reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (2) in timely alerting them to material information of National Bancshares (including First National Bank) required to be included in this annual report on Form 10-K. During the fourth quarter of 2008 there were no changes in National Bancshares Corporation`s internal controls over financial reporting that have materially affected or are reasonably likely to affect National Bancshares Corporation`s internal controls over financial reporting.

The report of Management on the Company`s Internal Control Over Financial Reporting is incorporated by reference on page 47 of National Bancshares Corporation`s Annual Report 2008.

ITEM 9B ~ OTHER INFORMATION

None

Part III

ITEM 10 ~ DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

	Information concerning the directors of National Bancshares is incorporated by reference from pages 4 and 5 of the definitive proxy statement for the 2009 annual meeting of shareholders, filed or to be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2008. Disclosure by National Bancshares about directors` and executive officers` compliance with Section 16(a) of the Securities Exchange Act of 1934 appears on pages 14 and 15 of the proxy statement for the 2009 annual meeting, and it is incorporated herein by reference.


	The executive officers of National Bancshares are ~


Name			Age	Position
David C. Vernon		68	President and Chief Executive Officer of National
				Bancshares Corporation and First National Bank. He serves
				as Chairman Emeritus of Central Federal Corporation and
				its wholly owned subsidiary CFBank, a federally chartered
				savings association headquartered in Fairlawn in Summit County,
				Ohio since February 28, 2008. He served as a director and
				Vice-Chairman of Central Federal Corporation and CFBank from
				January 1, 2006 until February 28, 2008. He served as Chairman of
				Central Federal Corporation and CFBank from January 2003 until
				January 1, 2006. He also served as Central Federal Corporation`s
				and CFBank`s Chief Executive Officer in 2003 and 2004 and as
				President of both companies from March 2003 to January 2005.
				Before joining Central Federal and CFBank, he was Chairman,
				President and Chief Executive Officer of Founders Capital
				Corporation in Akron, Ohio from September 2002 to February 2003;
				a Strategic Planning Consultant to Westfield Bank in Westfield,
				Ohio from May 2000 to July 2002; a Consultant to Champaign National
				Bank in Urbana, Ohio from July 1999 to April 2002; and a Consultant
				to First Place Bank in Warren, Ohio from April 1999 to February 2001.
				In February 1999, Mr. Vernon retired as Chairman, President and Chief
				Executive Officer of Summit Bank, an Akron-area community bank he
				founded in January 1991.

James R. VanSickle	38	Senior Vice President and Chief Financial Officer of
				National Bancshares Corporation and Senior Vice President
				and Chief Financial Officer of First National Bank since June 2007.
				Mr. VanSickle is the principal financial and accounting officer.
				Prior to joining First National Bank, he worked with Crowe Chizek
				and Company LLC as and Executive in the firm`s Financial Institutions
				Group. He joined Crowe in 1992 and was promoted to Executive in 2003.

Thomas M. Fast		47	Senior Vice President and Senior Loan Officer of First National Bank
				since July 2007. Mr. Fast has worked for Wayne County National Bank,
				KeyBank and First Chicago National Bank. He has over 18 years
				experience in banking focusing on commercial and real estate lending.

Steven L. Riddick	60	Vice President and Senior Credit Officer of First
				National Bank since October 2006. Previously, Mr. Riddick served
				as Vice President, Commercial Banking and Branch Manager, Seville
				Office of First National Bank.

Paul G. Kubiak		48	Vice President of Client Services and Operations for First
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

	National Bancshares Corporation`s board of directors has determined that it has at least one `audit committee financial expert` serving on the Audit
Committee. National Bancshares considers Director John Cook, CPA, Ph.D. to be an audit committee financial expert, based on his experience as partner in an accounting firm. Information regarding the Audit Committee is incorporated by reference to pages 8 through 10 of National Bancshares` Proxy Statement for the 2009 annual meeting, under the caption `Audit Committee` and `Audit
Committee Report.`

ITEM 11 ~ EXECUTIVE COMPENSATION

	Incorporated by reference from pages 12 through 15 of the definitive Proxy Statement for the 2009 annual meeting of shareholders, filed or to be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2008.

ITEM 12 ~ SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

	Incorporated by reference from page 3 of the definitive Proxy Statement for the 2009 annual meeting of shareholders, filed or to be filed with the
Securities and Exchange Commission not later than 120 days after
December 31, 2008.

ITEM 13 ~ CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

	Incorporated by reference from page 15 of the definitive Proxy Statement for the 2009 annual meeting of shareholders, filed or to be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2008.

ITEM 14 ~ PRINCIPAL ACCOUNTANT FEES AND SERVICES

	Incorporated by reference from page 7 of the definitive Proxy Statement for the 2009 annual meeting of shareholders, filed or to be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2008.

PART IV

ITEM 15 ~ EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)  	Financial Statements

	The following financial statements are included in this document in Item 8:
 	~ Report of Independent Registered Public Accounting Firm
 	~ Consolidated Balance Sheets at December 31, 2008 and 2007
 	~ Consolidated Statements of Income for the Years Ended December 31, 2008,
	  2007, and 2006
 	~ Consolidated Statements of Changes in Shareholders` Equity for the Years
	  Ended December 31, 2008, 2007, and 2006
 	~ Consolidated Statements of Cash Flows for the Years Ended
	  December 31, 2008, 2007, and 2006
 	~ Notes to Consolidated Financial Statements

(a)(2) 	Financial Statement Schedules

	Financial Statement Schedules have been omitted because they are not applicable or the required information is shown elsewhere in the document in the Financial Statements or Notes thereto, or in the Management`s Discussion and Analysis of Financial Condition and Results of Operations section.

(a)(3) 	Exhibits

	See the list of exhibits below


(b) Exhibits Required by Item 601 of Regulation S-K


 Exhibit
  Number	Description					Location
3.1	        Amended Articles of Incorporation		Incorporated by reference to the identically numbered
								exhibit to the Annual Report on Form 10-K for the fiscal
								year ended December 31, 2003, filed on March 26, 2004

3.		Amended By-Laws					Incorporated by reference to the identically numbered
								exhibit to the Annual Report on Form 10-K for the fiscal
								year ended December 31, 2008, filed on March 28, 2008

10.1*	        Directors` Defined Benefit Plan Agreement	Incorporated by reference to the identically numbered
								exhibit to the Annual Report on Form 10-K for the fiscal
								year ended December 31, 2000, filed on March 29, 2001

10.2*		Employment Agreement entered into by		Incorporated by reference on Form 8-K dated
		David C. Vernon and National Bancshares		November 27, 2007.
		and First National Bank

10.3*		Employment Agreement entered into by		Incorporated by reference on Form 8-K dated
		James R. VanSickle and National Bancshares	June 19, 2007.
		and First National Bank

10.4*		Employment Agreement entered into by		Incorporated by reference to the identically numbered
		Thomas M. Fast and National Bancshares		exhibit to the Annual Report on 10-K for the fiscal
		and First National Bank				year ended December 31, 2007, filed on March 28, 2008.

13		2008 Annual Report to Security Holders		Filed herewith

14.1		Code of Business Conduct and Ethics		Incorporated by reference to the identically numbered
								exhibit to the Annual Report Form 10-K for the fiscal
								year ended December 31, 2006 filed on March 24, 2007

14.2		Code of Ethical Conduct for the Finance 	Incorporated by reference to the identically numbered
		Officers And Finance Department			exhibit to the Annual Report Form 10-K for the fiscal
		Personnel					year ended December 31, 2006 filed on March 24, 2007


21		Subsidiaries					Filed herewith

23		Consent of Crowe Horwath LLP 			Filed herewith

31.1		Certification of Chief Executive Officer under	Filed herewith
		Sarbanes-Oxley Act Section 302

31.2		Certification of Chief Financial Officer under	Filed herewith
		Sarbanes-Oxley Act Section 302

32		Certification pursuant to 18 U.S.C. 		Filed herewith
		Section 1350,as enacted pursuant to
		Section 906 of the Sarbanes-Oxley Act
		of 2002

*  Management contract or compensatory plan or arrangement

SIGNATURES

	Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

National Bancshares Corporation

By:/s/ David C. Vernon
David C. Vernon
President and Chief Executive Officer

Date: 	March 27, 2009


	Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ David C. Vernon                          		March 27, 2009
David C. Vernon
President, Chief Executive Officer, and Director

/s/ James R. VanSickle                                	March 27, 2009
James R. VanSickle, Sr. Vice President &
Chief Financial Officer
(Principal Accounting and Financial Officer)

/s/ Sara E Steinbrenner Balzarini            		March 27, 2009
Sara E. Steinbrenner Balzarini, Director

/s/ John Cook, CPA, Ph. D.                 		March 27, 2009
John Cook, CPA, Ph. D., Director

/s/ Bobbi E. Douglas                                	March 27, 2009
Bobbi E. Douglas, Director

/s/ John W. Kropf                                	March 27, 2009
John W. Kropf, Director

/s/ John L. Muhlbach, Jr                                March 27, 2009
John L. Muhlbach, Jr., Director

/s/ Victor B. Schantz                                	March 27, 2009
Victor B. Schantz, Director

/s/ Stephen W. Schmid                             	March 27, 2009
Stephen W. Schmid, Director

/s/ Howard J. Wenger                           		March 27, 2009
Howard J. Wenger, Director

/s/ Albert W. Yeagley                                  	March 27, 2009
Albert W. Yeagley, Director
