Form 10-Q
period 2009-03-31
NATIONAL BANCSHARES CORP /OH/
filed 2009-05-15
CIK 790362

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)

	Yes __X___	No _____

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

Indicate the number of shares outstanding of each of the issuer`s classes of common stock, as of May 15, 2009.

Common Stock, Without Par Value: 2,202,368 Shares Outstanding

NATIONAL BANCSHARES CORPORATION

Index
									Page
									Number
Part I.  Financial Information

	Item 1.	Financial Statements (Unaudited)

			Consolidated Balance Sheets			2
			as of March 31, 2009
			and December 31, 2008

			Consolidated Statements of Income		3
			and Comprehensive Income for the
			three months ended
			March 31, 2009 and 2008

			Condensed Consolidated Statement of Changes  	5
			in Shareholders` Equity for the three months ended March 31, 2009 and 2008

			Condensed Consolidated Statements of		6
			Cash Flows for the three months ended
			March 31, 2009 and 2008

			Notes to Consolidated Financial			7~11
			Statements (Unaudited)

	Item 2	Management`s Discussion and Analysis		        11~17
		of Financial Condition and
		Results of Operations

	Item 3	Quantitative and Qualitative Disclosures About		17~18
		Market Risk

	Item 4	Controls and Procedures			                18

Part II.  Other Information					        19

	Item 1.	Legal Proceedings ~ None

	Item 1A.Risk Factors

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

	Item 3.	Defaults Upon Senior Securities ~ None

	Item 4.	Submission of Matters to a Vote of Security Holders

	Item 5.	Other Information ~ None

	Item 6.	Exhibits

Signatures					                         20

Exhibits						                 21~23

Item 1. Financial Statements

NATIONAL BANCSHARES CORPORATION
CONSOLIDATED BALANCE SHEETS (Unaudited)
(dollars in thousands)
			     			March 31,		December 31,
   			         		  2009		            2008
ASSETS
Cash and due from banks				$   7,646		$  11,001
Federal funds sold				    3,694	                -
	Total cash and cash equivalents		   11,340	           11,001
Securities available for sale		          127,718	          127,248
Restricted equity securities		            3,217              	    3,217
Loans held for sale		                      194		        -
Loans, net of allowance for loan losses:
March 31, 2009~$1,794;
December 31, 2008~$1,718    			  179,515	          179,831
Premises and equipment, net		            6,732	            6,197
Goodwill		                            4,723	            4,723
Identified intangible assets		              365	              422
Accrued interest receivable 		            1,367	            1,230
Cash surrender value of life insurance		    2,698	            2,677
Other assets		                            1,661	            1,456
	Total assets	                         $339,530	         $338,002

LIABILITIES AND SHAREHOLDERS` EQUITY
Deposits
	Noninterest bearing			 $ 43,085	         $ 46,159
	Interest bearing		          221,975		  217,483
		Total deposits		          265,060		  263,642
Repurchase agreements		                    8,122		   10,469
Federal funds purchased		                      	-	            1,830
Federal Reserve note account		              288		      986
Federal Home Loan Bank advances		           25,000		   21,000
Accrued interest payable		              595		      690
Accrued expenses and other liabilities		    2,699        	    2,504
	Total liabilities		          301,764		  301,121

SHAREHOLDERS` EQUITY
	Common stock,
	no par value; 6,000,000 shares authorized;
        2,289,528 shares issued
	   					   11,447		   11,447
	Additional paid-in capital		    4,730		    4,718
	Retained earnings		           21,369		   20,972
	Treasury stock, at cost (87,160 shares)	   (1,709)		   (1,709)
	Accumulated other comprehensive income	    1,929		    1,453
       		Total shareholders` equity	   37,766		   36,881
		   Total liabilities and
                   shareholders` equity	         $339,530	         $338,002

See accompanying notes to consolidated financial statements.


NATIONAL BANCSHARES CORPORATION
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (Unaudited)
(dollars in thousands, except per share data)

	               	            			    Three months ended
							  March 31,	  March 31,
   							    2009	    2008
Interest and dividend income
	Loans, including fees				  $2,582	  $3,167
	Securities:
		Taxable				           1,464             934
		Nontaxable				     162	     151
	Federal funds sold and other			       - 	      18
	   	Total interest and dividend income	   4,208	   4,270

Interest expense
	Deposits				             937	   1,246
	Short-term borrowings				      14	      57
	Federal Home Loan Bank advances			     264             223
		Total interest expense			   1,215    	   1,526

Net interest income					   2,993	   2,744

Provision for loan losses				     123	     187

Net interest income after provision for loan losses	   2,870	   2,557

Noninterest income
	Checking account fees				     247	     296
	Visa check card interchange fees		      78	      77
	Deposit and miscellaneous service fees		      22	      51
	Mortgage banking activities			      20	      14
	Securities gains (losses), net			     152	      17
	Other						     126	     137
		Total noninterest income		     645 	     592

Noninterest expense
	Salaries and employee benefits			   1,334	   1,240
	Data processing					     216	     250
	Net occupancy					     265	     219
	FDIC assessment					     117	       7
	Professional and consulting fees		     110	      92
	Franchise tax					      84	      84
	Maintenance and repairs				      63	      73
	Amortization of intangibles			      57	      58
	Telephone					      47	      58
	Marketing					      48	      22
	Director fees and pension			      53	      59
	Other						     341	     327
		Total noninterest expense		   2,735	   2,489

Income before income tax expense			     780	     660
Income tax expense					     207	     169
Net income						  $  573	  $  491

NATIONAL BANCSHARES CORPORATION
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (Unaudited)

(Continued)	               	                            Three months ended
							  March 31,	  March 31,
							    2009	    2008
Other comprehensive income:
	Unrealized appreciation (depreciation) in fair
	  value of securities available for sale,
	  net of taxes of $297 and $370		         $    576 	 $   719
	Reclassification adjustment for realized (gains)
	  losses included in earnings, net of taxes of
	  $52 and $6		           		     (100) 	     (11)
Total other comprehensive income, net of taxes	      	      476            708

Comprehensive income					  $ 1,049        $ 1,199

Weighted average basic and diluted common shares
     outstanding				        2,202,368      2,205,787

Basic and diluted earnings per common share	       	$    0.26      $    0.22

Dividends declared per common share		       	$    0.08      $    0.16

See accompanying notes to consolidated financial statements.

NATIONAL BANCSHARES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS` EQUITY (Unaudited)

							Three months ended,
			 			March 31,		   March 31,
		                                  2009		             2008
Balance at beginning of period			$ 36,881	           $ 34,991

Comprehensive income
	Net income			             573 		        491
	Other comprehensive (loss)	             476		        708
Total comprehensive income 			   1,049		      1,199

Stock-based compensation			      12                          -
Purchase of 5,017 shares of common stock	       -		        (86)

Cash dividends declared ($0.48 per share in 2008
	and 2007)		                    (176)		       (348)

Balance at end of period	                $ 37,766	           $ 35,756

See accompanying notes to consolidated financial statements.

NATIONAL BANCSHARES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

								    Three months ended
			   					March 31,	March 31,
		                                                  2009		   2008
Net cash from operating activities				$   273		$    406

Cash flows from investing activities
	Securities available for sale
		Proceeds from maturities and repayments		  5,747		  13,316
		Proceeds from sales		                  3,304		   4,067
		Purchases		                         (8,515)	 (19,469)
	Premises and equipment expenditures, net		   (669)	     (96)
	Purchase of loans					 (1,151)	       -
	Net change in loans		                          1,159  	   1,316
Net cash from investing activities		                   (125)   	    (866)

Cash flows from financing activities
	Net change in deposits		                          1,418 	  (3,012)
	Net change in short-term borrowings		         (4,875)	   3,206
	Proceeds from Federal Home Loan Bank advances		  4,000		   1,000
	Dividends paid		                                   (352)	    (353)
	Purchase of common stock		                      -	             (86)
Net cash from financing activities		                    191 	     755

Net change in cash and cash equivalents		                    339	             295

Beginning cash and cash equivalents		                 11,001		  12,285
Ending cash and cash equivalents	                       $ 11,340         $ 12,580

Supplemental Disclosures
	Cash paid for interest	                               $  1,310	        $  1,567
	Cash paid for income taxes	                       $      -	        $    150
	Non-cash transfer from loans to other real estate
	owned						       $      -	        $      -

See accompanying notes to consolidated financial statements.

Note 1 ~ Basis of Presentation

(dollars in thousands)

Company Organization and Financial Presentation
The accompanying consolidated financial statements include the accounts of National Bancshares Corporation (the `Company`) and its wholly owned subsidiary, First National Bank, Orrville, Ohio (the `Bank`). The Bank has a minority interest in First Kropf Title, LLC. The Bank`s investment in First Kropf Title, LLC is immaterial to the consolidated financial statements. All significant intercompany transactions and balances have been eliminated.

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

The consolidated balance sheet as of March 31, 2009, the consolidated statements of income and comprehensive income for the three month periods ended March 31, 2009 and 2008, and the condensed consolidated statements of changes in shareholders` equity and the condensed consolidated statements of cash flows for the three month periods ended March 31, 2009 and 2008, have been prepared by the Company without audit. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

The consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q, but do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These statements should be read in conjunction with the consolidated financial statements and footnotes in the Company`s annual report on Form 10-K for the year ended December 31, 2008. Operating results for the three months ended
March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

Use of Estimates
To prepare financial statements in conformity with U.S. generally accepted accounting principles, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and actual results could differ. The allowance for loan losses, fair values of financial investments and carrying value of intangible assets are particularly subject to change.

Adoption of New Accounting Pronouncements
Accounting for Business Combinations: On December 4, 2007, the Financial Accounting Standards Board (`FASB`) issued Statement of Financial Accounting Standards (`SFAS`) No. 141(R), `Business Combinations,` with the objective to improve the comparability of information that a company provides in its financial statements related to a business combination. SFAS No. 141(R) establishes principles and requirements for how the acquirer: (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree;
(ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The statement does not apply to combinations between entities under common control. The adoption of this statement on January 1, 2009, had no impact on the Company`s financial statements and applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.

Noncontrolling Interests in Consolidated Financial Statements -
In December 2007, the FASB issued Statement No. 160, `Noncontrolling Interests in Consolidated Financial Statements,` which amends Accounting Research Bulletin No. 51 `Consolidated Financial Statements` (`ARB 51`).
A noncontrolling interest, also known as a `minority interest`, is the portion of equity in a subsidiary not attributable to a parent. The objective of this statement is to improve upon the consistency of financial information that a company provides in its consolidated financial statements. Consistent with SFAS No. 141(R), SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. The adoption of this Statement on January 1, 2009 did not have a material impact on the Company`s consolidated financial statements.

Disclosures about Derivative Instruments and Hedging Activities - In March 2008, FASB issued SFAS No. 161 `Disclosures about Derivative Instruments and Hedging Activities` an amendment to SFAS No. 133.
This statement requires enhanced disclosures about an entity`s derivative and hedging activities and therefore should improve the transparency of financial reporting. This new accounting standard is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The adoption of this Statement on January 1, 2009, did not have a material impact on the Company`s consolidated financial statements.

Recently Issued but not yet Effective Accounting Pronouncements
Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly: On April 9, 2009, the FASB issued FASB Staff Position
(FSP) FAS 157-4, `Determining Fair Value When the Volume and Level of
Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.` The FSP provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, `Fair Value Measurements`, when the volume and level of activity for the asset or liability have significantly decreased. The FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. Further, the FSP emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. The FSP amends Statement 157 to require certain additional disclosures in interim and annual periods to discuss the inputs and valuation technique(s) used to measure fair value. This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009, and shall be applied prospectively. The Company will adopt this new accounting pronouncement in the second quarter of 2009. Management is still evaluating the impact of FSP 157-4.

Interim Disclosures about Fair Value of Financial Instruments - On
April 9, 2009, the FASB issued FASB FSP No. FAS 107-1 and APB 28-1, `Interim Disclosures about Fair Value of Financial Instruments.` This FSP amends
FASB Statement No. 107, `Disclosures about Fair Value of Financial Instruments`, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28,
`Interim Financial Reporting`, to require those disclosures in summarized financial information at interim reporting periods. This FSP is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company will adopt this new accounting pronouncement in the second quarter of 2009. Management is still evaluating the impact of FSP FAS 107-1 and APB 28-1.

Recognition and Presentation of Other-Than-Temporary Impairments - On
April 9, 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, `Recognition and Presentation of Other-Than-Temporary Impairments.` This FSP amends the other-than-temporary impairment guidance in GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. The FSP requires an entity to assess whether it intends to sell, or it is more likely than not that it will be required to sell a security in an unrealized loss position before recovery of its amortized cost basis. If either of these criteria is met, the entire difference between amortized cost and fair value is recognized in earnings. For securities that do not meet this the aforementioned criteria, the amount of impairment recognized in earnings is limited to the amount related to credit losses, while impairment related to other factors is recognized in other comprehensive income. This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. The FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company will adopt this new accounting pronouncement in the second quarter of 2009. Management is still evaluating the impact of FSP FAS 115-2 and FAS 124-2.

Note 2 ~ Allowance for Loan Losses
(dollars in thousands)

The activity in the allowance for loan losses for the periods indicated wasas follows:

	               				For the three months ended
         	                            	        March 31,
						  2009		  2008
Beginning balance				$1,718	        $2,028
	Provision for loan losses		   123		   187
	Loans charged-off			   (48)		  (714)
	Recoveries			             1		    19
		Ending balance		        $1,794	        $1,520

Individually impaired loans were as follows:				 March 31,        December 31,
								         2009	          2008
        Year-end loans with no allocated allowance for loan losses	 $  841	          $  396
        Year-end loans with allocated allowance for loan losses		    946              940
        Amount of the allowance for loan losses allocated		     70               75


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

Nonaccrual loans and loans past due 90 days still on accrual were as follows:

								      March 31,       December 31,
                                                                      2009            2008
        Loans past due over 90 days still on accrual		      $  325	      $  261
        Nonaccrual loans                                               2,233           1,752

Nonaccrual loans and loans past due 90 days still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

Note 3 ~ Interest-Rate Swaps

The Company utilizes interest-rate swap agreements as part of its asset liability management strategy to help manage its interest rate risk position. The notional amount of the interest-rate swaps does not represent amounts exchanged by the parties. The amount exchanged is determined by reference to the notional amount and the other terms of the individual interest-rate swap agreements.

The Company implemented a program whereby it lends to its borrowers at a fixed rate with the loan agreement containing a two-way yield maintenance provision in the first quarter of 2009. If the borrower prepays the loan, the yield maintenance provision will result in a prepayment penalty or benefit depending on the interest rate environment at the time of the prepayment. This provision represents an embedded derivative which is required to be bifurcated from the host loan contract in accordance with FAS No. 133, Accounting for Derivatives and Hedging Activities. As a result of bifurcating the embedded derivative, the Company records the transaction with the borrower as a floating rate loan and a pay floating / receive fixed interest-rate swap. To offset the risk of the interest-rate swap with the borrower, the Company enters interest-rate swaps with outside counterparties that mirror the terms of the interest-rate swap between the Company and the borrower. Both interest-rate swaps are carried as freestanding derivatives with their changes in fair value reported in current earnings. The change in the fair value of the interest-rate swap with borrowers was an increase of $11 for the first three months ended March 31, 2009, which was offset by an equal decrease in value during the quarter on the interest-rate swaps with outside parties, with the result that there was no impact on income as of March 31, 2009.

Summary information about the interest-rate swaps between the Company and its borrowers is as follows:

Notional amount					$1,599
Weighted average receive rate			  5.33%
Weighted average pay rate		          4.43%
Weighted average maturity (years)		  4.7
Fair value of interest-rate swaps		    11

Summary information about the interest-rate swaps between the Company and outside parties is as follows:

Notional amount					$1,599
Weighted average pay rate			  5.33%
Weighted average receive rate			  4.43%
Weighted average maturity (years)		  4.7
Fair value of interest-rate swaps		   (11)


The fair value of the interest-rate swaps at March 31, 2009 is reflected in other assets and other liabilities.

Note 4 ~ Stock-Based Compensation
(dollars in thousands, except per share information)

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

On May 20, 2008, the Company granted options to purchase 58,000 shares of stock to directors and certain key officers. The exercise price of the options is $18.03 per share. The options vest in five equal installments over a five-year period and have a term of 10 years. As of March 31, 2009 none of the options had been forfeited and all the options were non-dilutive and excluded from the diluted earnings per share calculation.

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

The total compensation cost that has been charged against income for the plan was $12 for the three period ended March 31, 2009. The total income tax benefit was $4 for the same period. As of March 31, 2009, there was $66 of total unrecognized compensation cost related to nonvested stock options granted under the Plan. The cost is expected to be recognized over a weighted-average period of 4.1 years. At March 31, 2009, no options are vested and the outstanding options have no intrinsic value. The weighted-average remaining contractual term is 9.1 years.

Note 5 ~ Fair Value

Statement 157 establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

Level 1: Quoted prices (unadjusted) for identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date.

Level 2: Significant other observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

Level 3: Significant unobservable inputs that reflect a reporting entity`s own assumptions about the assumptions that market participants would use in pricing an asset or liability.

The fair values of securities available for sale are determined by obtaining quoted prices on nationally recognized securities exchanges (Level 1 inputs) or matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the relationship to other benchmark quoted securities (Level 2 inputs).

The fair value of impaired loans with specific allocations of the allowance for loan losses is generally based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are typically significant and result in a Level 3 classification of the inputs for determining fair value.

Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below:


						       Fair Value Measurements
						       At March 31, 2009 Using
					Quoted Prices in	Significant
					Active Markets		Other		Significant
					for Identical		Observable	Unobservable
					Assets			Inputs		Inputs
					(Level 1)		(Level 2)	(Level 3)
Assets:
	Available for sale securities	$  8			$127,710	$  -
	Interest rate swaps		   -			      11	   -

Liabilities:
	Interest rate swaps		   -		              11	   -

Assets and Liabilities Measured on a Non-Recurring Basis

Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

  						       Fair Value Measurements
						       At March 31, 2009 Using
					Quoted Prices in	Significant
					Active Markets		Other		Significant
					for Identical		Observable	Unobservable
					Assets			Inputs		Inputs
					(Level 1)		(Level 2)	(Level 3)
Assets:
     Impaired loans			$  -			$  -		$ 876

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a principal amount of $946, with a valuation allowance of $70, resulting in no additional provision for loan loss in the quarter.


Item 2. Management`s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING INFORMATION

This Form 10-Q contains forward-looking statements as referenced in the Private Securities Litigation Reform Act of 1995. Forward-looking statements are subject to many risks and uncertainties. When used herein, the terms `anticipates,` `plans,` `expects,` `believes,` and similar expressions as they relate to the Company or its management are intended to identify such forward looking statements. Actual results could differ materially from those indicated by the forward-looking statements. Risks and uncertainties that could cause or contribute to differences include, changes in the regulatory environment, changes in business conditions and inflation, risks associated with credit quality and other factors discussed in the Company`s filings with the U.S. Securities and Exchange Commission, including its Annual Report on Form 10-K for the year ended December 31, 2008. The Company assumes no obligation to update any forward-looking statement.

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

OVERVIEW

Total assets increased to $339.5 million as of March 31, 2009, from $338.0 million at December 31, 2008.

Basic and diluted earnings per share for the first three months ended
March 31, 2009 increased 18% compared to the same period in 2008. Net income for the first three months of 2009 was $573 thousand compared to $491 thousand for the same period of 2008 or $.26 and $.22 basic and diluted per share, respectively. The improvement in earnings was caused by an increase in the net interest income of $249 thousand, a decrease in the provision for loan losses of $64 thousand and an increase in noninterest income of $53 thousand offset by an increase in noninterest expense of $246 thousand, and an increase in income tax expense of $38 thousand.

Net interest income for the three month period ended March 31, 2009 increased 9% compared to the same period in 2008 despite a decreasing interest rate environment. Noninterest income for the quarter ended March 31, 2009 increased 9% compared to the same period in 2008 due primarily to $152 thousand in gains on sale of securities, offset by a decrease in checking account fees of $49 thousand. Noninterest expense for the first three months of 2009 increased 10% compared to the same period in 2008 due primarily to an increase of $110 thousand in FDIC deposit insurance premiums and an increase of $94 thousand in salaries and employee benefits. The FDIC deposit insurance premiums increased dramatically for the first quarter of 2009 and are anticipated to remain at increased levels for the next several years. The provision for loan losses decreased to $123 thousand compared to $187 thousand for the same period in 2008. The income tax expense increased to $207 thousand for the three months ended March 31, 2009 compared to $169 thousand for the same period in 2008. Higher pre-tax income for the three months ended March 31, 2009 compared to the same period in 2008 is the primary factor causing the increase in income tax expense.

Office of the Controller of the Currency (`OCC`) regulations requires banks to maintain certain minimum levels of regulatory capital. Additionally, the regulations establish a framework for the classification of banks into five categories: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. Generally, an institution is considered well-capitalized if it has a core (Tier 1) capital ratio of at least 5.0% (based on adjusted total assets); a core
(Tier 1) risk-based capital ratio of a least 6.0%; and a total risk-based capital ratio of at least 10.0%. The Bank had capital ratios above the well-capitalized levels at March 31, 2009 and December 31, 2008.

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

FINANCIAL CONDITION ~ MARCH 31, 2009, COMPARED TO DECEMBER 31, 2008

Balance Sheet

Cash and cash equivalents increased $0.3 million to $11.3 million at March 31, 2009.

Securities available for sale increased $0.5 million due to the purchase of $8.5 million of securities, offset by maturities and repayments of $5.7 million and $3.3 million in sales. The net unrealized gains on securities increased to $2.9 million as of March 31, 2009 compared to $2.2 million net unrealized gains on securities as of December 31, 2008.

Securities consist of the following at March 31, 2009 and December 31, 2008:


(dollars in thousands)						  Gross		Gross
         						Fair	  Unrealized	Unrealized
							Value	  Gains		Losses
March 31, 2009
	State and municipal				$ 17,145  $  455	$ (117)
	Corporate bonds and notes		          14,557     136 	  (810)
	Mortgage-backed		                          96,008   3,274	     -
	Equity securities		                       8       -	   (15)
	Total	                                        $127,718  $3,865       $  (942)


								   Gross	Gross
       							Fair	   Unrealized	Unrealized
	                                                Value	   Gains	Losses
December 31, 2008
	U.S. government and federal agency	        $ 16,214   $  234	$(193)
	State and municipal		                   7,182        5	 (453)
	Corporate bonds and notes		         103,836    2,616	    -
	Mortgage-backed		                              16        -	   (7)
	Total	                                        $127,248   $2,855	$(653)

       							For the three months ended
	                             		                March 31,
							  2009		 2008
Sales of available for sale securities were as follows:
	Proceeds					  $ 3,304	 $ 4,067
	Gross gains			                      152	      25
	Gross losses			                        -	      (8)
Other than temporary impairment loss			        -	       -

The tax provision related to these net realized gains and losses (including other than temporary impairment) was $52 and $6, respectively for the three months ended March 31, 2009 and 2008.

Loans decreased $316 thousand during the first three months of 2009. The loan demand in the Bank`s primary market remains soft. However, the Bank continues to focus on enhancing it`s ability to originate commercial loans. The Bank purchased $1.2 million of automobile loans from another Ohio bank during the first quarter of 2009.

Loans at March 31, 2009 and December 31, 2008 were as follows:



(dollars in thousands)
         			     	March 31,		December 31,
			        	2009		        2008
Collateralized by real estate:
     	Commercial			$49,479			$48,034
     	Residential 			 54,320		         54,924
	Home Equity 			 25,126		         24,442
	Construction			 13,676		         12,846
					142,601		        140,246

Other:
	Consumer		         14,822		         14,354
	Commercial		         22,606		         25,583
	Other		                  1,564		          1,658
  				        181,593	                181,841

	Unearned and deferred income	   (284)		   (292)
	Allowance for loan losses        (1,794)           	 (1,718)
	  Total	                       $179,515	               $179,831

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

The allowance for loan losses to total loans outstanding was 0.99% as of March 31, 2009, which is an increase from 0.95% at December 31, 2008. Net charge-offs were $47 thousand for the three months ended March 31, 2009, compared to $695 thousand for the same period in 2008. The year-to-date 2008 charge-offs were primarily related to a $676 thousand partial charge-off of a $1.7 million Summit County commercial real estate loan based on information obtained in the first quarter of 2008. The ratio of non-performing loans to total loans was 1.41% ($2,558 thousand) for March 31, 2009 compared to 1.12% ($2,013 thousand) for December 31, 2008. Non-performing loans consist of loans that have been placed on non-accrual status and loans past due over 90 days and still accruing interest. Loans past due 30 through 89 days and still accruing decreased from $2.1 million as of December 31, 2008 to $1.5 million as of March 31, 2009. Management believes the allowance for loan losses is adequate as of March 31, 2009.

Total deposits increased $1.4 million as of March 31, 2009 compared to December 31, 2008. Interest bearing demand deposits have increased $7.7 million as many of our customers choose to utilize our premium money market deposit account product instead of time deposits. Historically noninterest-bearing demand accounts have fluctuated based upon the liquidity needs of our customers.

Deposits at March 31, 2009 and December 31, 2008 were as follows:

(dollars in thousands)
         			    	March 31,		December 31,
			        	2009		        2008
Demand, noninterest-bearing	        $ 43,085                 $ 46,159
Demand, interest-bearing 		 100,254		   92,515
Savings 			          48,540		   49,642
Time, $100,000 and over		          13,388		   12,937
Time, other		                  59,793		   62,389
			                $265,060	         $263,642

Shareholders` Equity

Shareholders` Equity

Total shareholders` equity increased $885 thousand to $37.8 million as of March 31, 2009 from $36.9 million as of December 31, 2008. Net income for the three months ended March 31, 2009 was $573 thousand, while dividends declared were $176 thousand. The Company`s Board of Directors approved a reduction in the quarterly cash dividend in March, 2009. The Board of Directors felt it was important to conserve capital by reducing the dividend until such time as economic stability is achieved and the outlook for credit and business becomes clearer. Accumulated other comprehensive income increased from $1.5 million on December 31, 2008 to $1.9 million as of March 31, 2009.


The Bank is subject to regulatory capital requirements. The following is a summary of the actual and required regulatory capital amounts and ratios.



(dollars in thousands)							       To Be Well Capitalized
         						    For Capital        Under Prompt Corrective
March 31, 2009				Actual		  Adequacy Purposes    Action Provisions
					Amount	 Ratio	  Amount  Ratio	       Amount	 Ratio
Total capital to risk-weighted assets   $27,463	 12.51%	  $17,567 8.00%	       $21,959	 10.00%
Tier 1 capital to risk-weighted assets   25,669	 11.69%	    8,783 4.00%	        13,175    6.00%
Tier 1 capital to average assets         25,669   7.69%	   13,359 4.00%	        16,696	  5.00%




									       To Be Well Capitalized
							  For Capital	       Under Prompt Corrective
December 31, 2008			Actual		  Adequacy Purposes    Action Provisions
	                                Amount	 Ratio	  Amount   Ratio       Amount     Ratio
Total capital to risk-weighted assets   $26,730	 12.60%	  $16,971  8.00%       $21,213	  10.00%
Tier 1 capital to risk-weighted assets   25,012	 11.79%	    8,485  4.00%        12,728	   6.00%
Tier 1 capital to average assets         25,012	  7.78%	   12,853  4.00%        16,066	   5.00%


Statements of Cash Flows

Net cash from operating activities for the first three months of 2009 was $273 thousand compared to $406 thousand for the same period of 2008. Net cash from investing activities for the first three months of 2009 was $125 thousand, compared to $866 thousand for the first three months of 2008. Net cash from financing activities was $191 thousand for the first three months of 2009 compared to $755 thousand for the first three months of 2008. The increase in cash and cash equivalents was $339 thousand during the first three months of 2009. Total cash and cash equivalents was $11.3 million as of March 31, 2009 compared to $11.0 million at December 31, 2008.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTH PERIODS ENDED
			MARCH 31, 2009 AND 2008

Net income for the first three months of 2009 was $573 thousand or $0.26 per basic and diluted earnings per share, a 17% increase from $491 thousand or $0.22 per basic and diluted earnings per share for the same period in 2008. The increase was due primarily from an increase in net interest margin and noninterest income and a decrease in the provision for loan losses, partially offset by an increase in noninterest expense and income tax expense.

Annualized return on average equity (`ROAE`) and average assets (`ROAA`) for the first three months of 2009 were 6.14% and 0.67%, respectively, compared with 5.55% and 0.65% for the first three months of 2008.



				                         Three months ended March 31,
			                             2009		                      2008
(Dollars in thousands)              Daily Average           Average             Daily Average		Average
                                    Balance 	Interest    yield/cost (1)      Balance     Interest	yield/cost (1)
Assets
Interest earning assets:
	Securities:
	  Taxable		    $115,099    $1,464	    5.19%	        $ 71,781     $  934	5.25%
	  Nontaxable	              16,658	   245	    5.95%		  16,029	229	5.86%
	  (tax equivalent basis) (2)
	Federal funds sold	         410	     -	    0.00%		   1,233          9	2.92%
	Interest bearing deposits          -         -	    0.00%		   1,003	  9	3.59%
	Net loans (including
	  nonaccrual loans)	     183,712     2,582	    5.62%		 190,396      3,167	6.65%
Total interest-earning assets	     315,879     4,291	    5.43%		 280,442      4,348	6.20%
All other assets		      24,298  					  23,107
Total assets	                    $340,177				        $303,549

Liabilities and Shareholders` Equity
Interest-bearing liabilities:
	Interest-bearing checking   $ 94,618       331	    1.40%	        $ 65,029        332	2.04%
	Savings		              49,099	    40	    0.33%		  52,874	 84	0.64%
	Time, $100,000 and over	      13,235	    90 	    2.72%		  12,289	129 	4.20%
	Time, other		      60,815       476	    3.13%		  66,648	701	4.21%
Other funds purchased		      38,016	   278      2.93%		  27,356	280	4.09%
Total interest-bearing liabilities   255,783     1,215	    1.90%	         224,196      1,526	2.72%
Demand deposits		              43,478					  40,481
Other liabilities		       3,592					   3,498
Shareholders` equity		      37,324					  35,374
Total liabilities and
   shareholders` equity	            $340,177		                        $303,549
Net interest income
   (tax equivalent basis) (2)	                $3,076				             $2,822
Interest rate spread (3)				    3.53%					3.48%
Net yield on interest-earning assets (4)		    3.90%					4.03%
Ratio of average interest-earning assets
   to average interest-bearing liabilities	          123.49%				      125.09%

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

Interest and dividend income totaled $4.2 million, a decrease of $62 thousand for the three months ended March 31, 2009 compared to the same period in 2008. Adjusted on a fully tax-equivalent (`FTE`) basis the yield on earning assets in the first three months of 2009 was 5.42% compared to 6.20% in the first three months of 2008.

Interest expense totaled $1.2 million, a decrease of $311 thousand or (20.4)% for the three months ended March 31, 2009 as compared to the same period in 2008. The average cost for interest bearing liabilities was 1.90% compared to 2.72% for the first three months of 2008.

The decrease of 82 basis points from the first three months of 2008 is the result of change in the average volume in the mix of interest bearing liabilities and declining interest rates. During the first three months of 2009 deposit customers continued moving funds from lower rate deposit accounts and certificates of deposit to premium money market accounts.

Net interest income increased $249 thousand, or 9.1% for the three month period ended March 31, 2009 as compared to March 31, 2008. During the first three months of 2009, the interest rate spread increased 4 basis points on a FTE basis when compared to the first three months of 2008.

Provision for loan losses totaled $123 thousand for the first three months of 2009 compared to $187 thousand for the same period in 2008. Non-performing loans were $2.6 million as of March 31, 2009 compared to $2.0 million as of December 31, 2008. Classified loans remain unchanged at $7.2 million as of December 31, 2008. Loans past due 30 through 89 days and still accruing decreased from $2.1 million as of December 31, 2008 to $1.5 million as of March 31, 2009.

Each quarter, management reviews the adequacy of the allowance for loan losses by reviewing the overall quality and risk profile of the Company`s loan portfolio, by reviewing specific problem credits and assessing the potential for losses based on expected cash flows or collateral values, by reviewing trends in problem loan levels, by updating loss history for the Company`s loans, by analyzing the growth and change in mix of the portfolio, and by analyzing economic trends that are believed to impact the Company`s borrowers. Management reviewed all of these factors and determined the allowance for loan losses was adequate as of March 31, 2009.

Noninterest income for the quarter ended March 31, 2009 increased to $645 thousand or 9.0%, from $592 thousand for the same period in 2008.
The increase in noninterest income for the quarter ended March 31, 2009 was due to gains on sale of securities of $152 thousand.

Noninterest expense for the quarter ended March 31, 2009 was $2.7 million, an increase of 9.9% from $2.5 million for the same period in 2008. The increase in noninterest expense was due primarily to an increase in the FDIC deposit insurance premium and an increase in salaries and employee benefits.The FDIC has provided guidance to the banking industry that a special one-time assessment will probably be charged during the second quarter of 2009. Management estimates the expense related to this assessment will be approximately $250 thousand, which is based on ten basis points of deposit balances.

Income tax expense was $207 thousand for the three months ended
March 31, 2009 which represents an increase of 22.5% compared to the same period in 2008. Higher pre-tax income for the three months ended
March 31, 2009 compared to the same period in 2008 is the primary factor causing the increase in income tax expense.

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




March 31, 2009
Basis Point Change in Rates			+300 bp     +200 bp     +100 bp     -100 bp     -200 bp     -300 bp
Increase (decrease) in EVE                       (2.3)%        1.2%        2.3%      (5.2)%        nm          nm


December 31, 2008

Basis Point Change in Rates			+300 bp     +200 bp     +100 bp     -100 bp     -200 bp     -300 bp
Increase (decrease) in EVE                      (11.0)%      (4.3)%      (0.5)%      (1.8)%     (15.5)%     (28.6)%

nm - not meaningful

The Bank is in compliance with the interest rate risk policy limits related to EVE as of March 31, 2009 and December 31, 2008.

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




March 31, 2009
Basis Point Change in Rates			+300 bp     +200 bp     +100 bp     -100 bp     -200 bp     -300 bp
Increase (decrease) in Earnings                  (2.3)%      (0.8)%        0.1%        0.1%        nm          nm

December 31, 2008

Basis Point Change in Rates			+300 bp     +200 bp     +100 bp     -100 bp     -200 bp     -300 bp
Increase (decrease) in Earnings                 (19.0)%     (12.1)%      (5.7)%        7.8%        1.4%      (5.5)%

nm - not meaningful

The Bank is in compliance with the interest rate risk policy limits related to EAR as of March 31, 2009 and December 31, 2008.

Item 4T. Controls and Procedures

TThe Company carried out an evaluation, under the supervision and with the participation of the Company`s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company`s disclosure controls and procedures as of March 31, 2009, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company`s disclosure controls and procedures were, to the best of their knowledge, effective as of March 31, 2009, in timely alerting them to material information relating to the Company (including its consolidated subsidiary) required to be included in the Company`s periodic SEC filings.

There were no changes in the Company`s internal controls over financial reporting during the three months ended March 31, 2009 that materially affected or are reasonably likely to materially affect the Company`s internal controls over financial reporting.

PART II.  OTHER INFORMATION

	Item 1.  	Legal Proceedings ~ None
	Item 1A.	Risk Factors - There have been no significant changes
			in the Company`s risk
			factors as outlined in The Company`s Form 10-K for
			the period ending December 31, 2008.
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

			National Bancshares Corporation


Date: May 15, 2009		/s/David C. Vernon
                        	David C. Vernon, President and
                        	Chief Executive Officer




Date: May 15, 2009		/s/James R. VanSickle
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


Date: May 15, 2009


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


Date: May 15, 2009


					/s/James R. VanSickle
					James R. VanSickle, Chief Financial
					Officer

Exhibit 32


		SECTION 1350 CERTIFICATION OF QUARTERLY REPORT ON FORM 10-Q

				            OF

			      NATIONAL BANCSHARES CORPORATION

		       FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009

The undersigned are the President and Chief Financial Officer of National Bancshares Corporation (the ~Registrant~). This Certification is made pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This
Certification accompanies the Quarterly Report on Form 10-Q of the Registrant for the quarterly period ended March 31, 2009.

We certify that such Quarterly Report on Form 10-Q fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in such 10-Q Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.


This Certification is executed as of May 15, 2009
							/s/ David C. Vernon
					                David C. Vernon,
							President and
					                Chief Executive
							Officer



					               /s/ James R. VanSickle
			                               James R. VanSickle,
						       Chief Financial
						       Officer