Form 10-Q
period 2009-06-30
NATIONAL BANCSHARES CORP /OH/
filed 2009-08-14
CIK 790362

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009

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

Indicate the number of shares outstanding of each of the issuer`s classes of common stock, as of August 14, 2009.

Common Stock, Without Par Value: 2,202,368 Shares Outstanding

NATIONAL BANCSHARES CORPORATION

Index
									Page
									Number
Part I.  Financial Information

	Item 1.	Financial Statements (Unaudited)

			Consolidated Balance Sheets			2
			as of June 30, 2009
			and December 31, 2008

			Consolidated Statements of Income		3
			and Comprehensive Income for the
			three and six months ended
			June 30, 2009 and 2008

			Condensed Consolidated Statement of Changes  	5
			in Shareholders` Equity for the six months ended June 30, 2009 and 2008

			Condensed Consolidated Statements of		6
			Cash Flows for the six months ended
			June 30, 2009 and 2008

			Notes to Consolidated Financial			7~13
			Statements (Unaudited)

	Item 2	Management`s Discussion and Analysis		        14~19
		of Financial Condition and
		Results of Operations

	Item 3	Quantitative and Qualitative Disclosures About		20
		Market Risk

	Item 4	Controls and Procedures			                21

Part II.  Other Information					        22

	Item 1.	Legal Proceedings ~ None

	Item 1A.Risk Factors

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

	Item 3.	Defaults Upon Senior Securities ~ None

	Item 4.	Submission of Matters to a Vote of Security Holders

	Item 5.	Other Information ~ None

	Item 6.	Exhibits

Signatures					                         23

Exhibits						                 24~26

Item 1. Financial Statements

NATIONAL BANCSHARES CORPORATION
CONSOLIDATED BALANCE SHEETS (Unaudited)
(dollars in thousands)
			     			June 30,		December 31,
   			         		  2009		            2008
ASSETS
Cash and due from banks				$   7,113		$  11,001
Federal funds sold				   12,706	                -
	Total cash and cash equivalents		   19,819	           11,001
Securities available for sale		          131,329	          127,248
Restricted equity securities		            3,218             	    3,217
Loans held for sale		                       99		        -
Loans, net of allowance for loan losses:
June 30, 2009~$1,992; December 31, 2008~$1,718    178,036	          179,831
Premises and equipment, net		            7,912	            6,197
Goodwill		                            4,723	            4,723
Identified intangible assets		              309	              422
Accrued interest receivable 		            1,324	            1,230
Cash surrender value of life insurance		    2,719	            2,677
Other assets		                            1,738	            1,456
	Total assets	                         $351,226	         $338,002

LIABILITIES AND SHAREHOLDERS` EQUITY
Deposits
	Noninterest bearing			 $ 43,025	         $ 46,159
	Interest bearing		          235,808		  217,483
		Total deposits		          278,833		  263,642
Repurchase agreements		                    6,799		   10,469
Federal Funds Purchased		                        -		    1,830
Federal Reserve note account		              275		      986
Federal Home Loan Bank advances		           24,000		   21,000
Accrued interest payable		              487		      690
Accrued expenses and other liabilities		    2,971		    2,504
	Total liabilities		          313,365		  301,121

SHAREHOLDERS` EQUITY
	Common stock,
	no par value; 6,000,000 shares authorized;
        2,289,528 shares issued
	   					   11,447		   11,447
	Additional paid-in capital		    4,741		    4,718
	Retained earnings		           21,646		   20,972
	Treasury stock, at cost (87,160 shares)    (1,709)		   (1,709)
	Accumulated other comprehensive income	    1,736		    1,453
         (loss)
		Total shareholders` equity	   37,861		   36,881
		   Total liabilities and
                   shareholders` equity	         $351,226	         $338,002

See accompanying notes to consolidated financial statements.


NATIONAL BANCSHARES CORPORATION
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (Unaudited)
(dollars in thousands, except per share data)

	               	            			    Three months ended            Six months ended
							  June 30,	  June 30,      June 30,        June 30,
   							    2009	    2008          2009            2008
Interest and dividend income
	Loans, including fees				  $2,564	  $3,043        $5,149		$6,210
	Securities:
		Taxable				           1,409             947         2,873		 1,881
		Nontaxable				     171	     169	   333		   320
	Federal funds sold and other			       5 	      37             5		    55
	   	Total interest and dividend income	   4,149	   4,196	 8,360		 8,466

Interest expense
	Deposits				             861	   1,151         1,798 	         2,397
	Short-term borrowings				       9	      39            23              96
	Federal Home Loan Bank advances			     266             243	   530             466
		Total interest expense			   1,136    	   1,433         2,351           2,959

Net interest income					   3,013	   2,763	 6,009           5,507

Provision for loan losses				     228	      71           351             258

Net interest income after provision for loan losses	   2,785	   2,692	 5,658           5,249

Noninterest income
	Checking account fees				     259	     310           506             606
	Visa check card interchange fees		      83	      84           161             161
	Deposit and miscellaneous service fees		      32	      45            70              96
	Mortgage banking activities			     122	      49           142              63
	Securities gains (losses), net			     156	     (55)          308             (38)
	Other						     104	      84	   211             221
		Total noninterest income		     756 	     517         1,398           1,109

Noninterest expense
	Salaries and employee benefits			   1,340	   1,285         2,674           2,525
	Data processing					     230	     244           446             494
	Net occupancy					     262	     222           527             441
	FDIC assessment					     279	       7	   396	       	    14
	Professional and consulting fees		     134	      98           244             190
	Franchise tax					      81	      82           165             166
	Maintenance and repairs				      37	      47           100             120
	Amortization of intangibles			      57	      58           113             116
	Telephone					      53	      45           100             103
	Marketing					      48	      36            96              58
	Director fees and pension			      57	      83           110             142
	Other						     367	     317           709             644
		Total noninterest expense		   2,945	   2,524         5,680           5,013

Income before income tax expense			     596	     685	 1,376           1,345
Income tax expense					     142	     171           349             340
Net income						  $  454	  $  514        $1,027          $1,005

NATIONAL BANCSHARES CORPORATION
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (Unaudited)

(Continued)	               	                            Three months ended             Six months ended
							  June 30,	  June 30,      June 30,        June 30,
							    2009	    2008          2009            2008
Other comprehensive income (loss):
	Unrealized appreciation (depreciation) in fair
	  value of securities available for sale,
	  net of taxes of $46, $794, $(250) and $424       $  (90)	 $(1,541)       $  486          $ (822)
	Reclassification adjustment for realized (gains)
	  losses included in earnings, net of taxes of
	  $53, $(19), $105, and $(13)          		     (103)	       36         (203)             25
Total other comprehensive income (loss), net of taxes	     (193)         (1,505)         283            (797)

Comprehensive income					  $   261        $   (991)      $1,310          $  208

Weighted average basic and diluted common shares
     outstanding				        2,202,368       2,202,368    2,202,368	     2,204,068

Basic and diluted earnings per common share	       	$    0.21       $    0.23    $    0.47       $    0.46

Dividends declared per common share		       	$    0.08       $    0.16    $    0.16       $    0.32

See accompanying notes to consolidated financial statements.

NATIONAL BANCSHARES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS` EQUITY (Unaudited)
(dollars in thousands, except per share data)
							Six months ended,
			 			June 30,		   June 30,
		                                  2009		             2008
Balance at beginning of period			$ 36,881	           $ 34,991

Comprehensive income
	Net income			           1,027 		      1,005
	Other comprehensive income (loss)	     283		       (797)
Total comprehensive income 			   1,310		        208

Stock-based compensation			      23                          5
Purchase of 5,017 shares of common stock	       -		        (86)

Cash dividends declared ($0.16 and $0.32 per share
 in 2009 and 2008)		                    (353)		       (700)

Balance at end of period	                 $37,861	            $34,418

See accompanying notes to consolidated financial statements.

NATIONAL BANCSHARES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(dollars in thousands, except per share data)
								    Six months ended
			   					June 30,	 June 30,
		                                                  2009		   2008
Net cash from operating activities				$   921		$    539

Cash flows from investing activities
	Securities available for sale
		Proceeds from maturities and repayments		 15,611		  17,733
		Proceeds from sales		                  5,615		  14,303
		Purchases		                        (24,333)	 (42,029)
	Premises and equipment expenditures, net		 (1,989)	    (232)
	Proceeds from sale of property and equipment		      -		      13
	Proceeds on the sale of other real estate owned		      -		      97
	Purchase of loans					 (1,151)	       -
	Net change in loans		                          2,517		   1,352
Net cash from investing activities		                 (3,730)	  (8,763)

Cash flows from financing activities
	Net change in deposits		                         15,191	           6,661
	Net change in short-term borrowings		         (6,211)	     879
	Proceeds from Federal Home Loan Bank advances		  4,000		   4,000
	Repayment of Federal Home Loan Bank advances		 (1,000)	       -
	Dividends paid		                                   (353)	    (705)
	Purchase of common stock		                      -	       	     (86)
Net cash from financing activities		                 11,627 	  10,749

Net change in cash and cash equivalents		                  8,818		   2,525

Beginning cash and cash equivalents		                 11,001		  12,285
Ending cash and cash equivalents	                       $ 19,819	        $ 14,810

Supplemental Disclosures
	Cash paid for interest	                               $  2,554	        $  3,055
	Cash paid for income taxes	                       $    140	        $    150
	Non-cash transfer from loans to other real estate
	owned						       $     54	        $      -
	Non-cash transfer from loans to credit card loans
	held for sale					       $      -		$  1,454

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

The consolidated balance sheet as of June 30, 2009, the consolidated statements of income and comprehensive income for the three and six month periods ended June 30, 2009 and 2008, and the condensed consolidated statements of changes in shareholders` equity and the condensed consolidated statements of cash flows for the six month periods ended June 30, 2009 and 2008, have been prepared by the Company without audit. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

The consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q, but do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These statements should be read in conjunction with the consolidated financial statements and footnotes in the Company`s annual report on Form 10-K for the year ended December 31, 2008. Operating results for the six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

The Company believes that the disclosures are adequate to make the information presented not misleading; however, the results of operations and other data presented for the periods presented are not necessarily indicative of results to be expected for the entire fiscal year. Management has evaluated all significant events and transactions that occurred after June 30, 2009 through August 14, 2009 (the financial statement issuance date), determining no events require additional disclosure in the consolidated financial statements.

Use of Estimates
To prepare financial statements in conformity with U.S. generally accepted accounting principles, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and actual results could differ. The allowance for loan losses, fair values of financial instruments and carrying value of intangible assets are particularly subject to change.

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

Noncontrolling Interests in Consolidated Financial Statements - In
December 2007, the FASB issued Statement No. 160, `Noncontrolling Interests in Consolidated Financial Statements,` which amends Accounting Research Bulletin No. 51 `Consolidated Financial Statements` (ARB 51). A noncontrolling interest, also known as a `minority interest`, is the portion of equity in a subsidiary not attributable to a parent. The objective of this statement is to improve upon the consistency of financial information that a company provides in its consolidated financial statements. Consistent with SFAS
No. 141(R), SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. The adoption of this Statement on January 1, 2009 did not have a material impact on the Company`s consolidated financial statements.

Disclosures about Derivative Instruments and Hedging Activities - In
March 2008, FASB issued SFAS No. 161 `Disclosures about Derivative Instruments and Hedging Activities` ~an amendment to SFAS No. 133. This statement requires enhanced disclosures about an entity`s derivative and hedging activities and therefore should improve the transparency of financial reporting. This new accounting standard is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The adoption of this Statement on January 1, 2009, did not have a material impact on the Company`s consolidated financial statements.

On April 9, 2009, the FASB issued the following Staff Positions:

~ FAS 115-2 and FAS 124-2, `Recognition and Presentation of
Other-Than-Temporary Impairments` (`FSP 115-2/124-2`);

~ FAS 107-1 and APB 28-1, `Interim Disclosures about Fair Value of Financial Instruments` (`FSP 107-1/APB28-1`); and

~ FAS 157-4, `Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly` (`FSP 157-4`).

FSP 115-2/124-2 amends the other-than-temporary impairment (`OTTI`) guidance in GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of OTTI on debt and equity securities in financial statements. The provisions of FSP 115-2 (i) amend an investor required assertion regarding the ability and intent to hold a security,
(ii) bifurcate OTTI between the portion related to a credit loss and the portion related to all other factors, and (iii) require presentation of total OTTI in the income statement with an offset for the amount of OTTI that is recognized in other comprehensive income.

FSP 107-1/APB28-1 amends SFAS No. 107 to require disclosures about fair value of financial instruments for interim reporting periods of publicly-traded companies as well as in annual financial statements.

FSP 157-4 provides additional guidance for estimating fair value in accordance with SFAS No. 157 when the volume and level of activity for the asset or liability have significantly decreased. It also includes guidance on identifying circumstances that indicate a transaction is not orderly.

The provisions of FSP 115-2/124-2, FSP 107-1/APB28-1 and FSP 157-4 were effective for interim periods ending after July 15, 2009. The adoption of these FSPs did not have a material effect on the Company`s financial position, results of operations or liquidity but did expand the Company`s disclosure about fair values.

In May 2009, the FASB issued Statement No. 165, `Subsequent Events` which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. Statement No. 165 sets forth (i) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and (iii) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This pronouncement was effective for the period ended
June 30, 2009 and did not have a significant impact on the Company`s financial statements.

Recently Issued but not yet Effective Accounting Pronouncements

In June 2009, the FASB issued SFAS No. 166, `Accounting for Transfers of Financial Assets` an amendment of FASB Statement No. 140`. This Statement defines the term participating interest to establish specific conditions for reporting a transfer of a portion of a financial asset as a sale. If the transfer does not meet those conditions, a transferor should account for the transfer as a sale only if it transfers an entire financial asset or a group of entire financial assets and surrenders control over the entire transferred asset(s) in accordance with the conditions in paragraph 9 of Statement 140, as amended by this Statement. The special provisions in Statement 140 and FASB Statement No. 65, Accounting for Certain Mortgage Banking Activities, for guaranteed mortgage securitizations are removed to require those securitizations to be treated the same as any other transfer of financial assets within the scope of Statement 140, as amended by this Statement. If such a transfer does not meet the requirements for sale accounting, the securitized mortgage loans should continue to be classified as loans in the transferor`s statement of financial position. This Statement requires that a transferor recognize and initially measure at fair value all assets obtained (including a transferor`s beneficial interest) and liabilities incurred as a result of a transfer of financial assets accounted for as a sale. This Statement is effective as of the beginning of each reporting entity`s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. We do not expect that Statement No. 166 will have a material impact on our financial condition, results of operations or financial statement disclosures.

In June 2009, the FASB issued Statement No. 167, `Amendments to FASB Interpretation No. 46(R)`. Statement No. 167 amends FASB Interpretation
No. 46(R) to requite an enterprise to perform an analysis to determine whether the enterprise`s variable interest or interests give it a controlling financial interest in a variable interest entity. This analysis identifies the primary beneficiary of a variable interest entity as the enterprise that has both of the following characteristics:

a. The power to direct the activities of a variable interest entity that most significantly impact the entity`s economic performance

b. The obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity.

Additionally, an enterprise is required to assess whether it has an implicit financial responsibility to ensure that a variable interest entity operates as designed when determining whether it has the power to direct the activities of the variable interest entity that most significantly impact the entity`s economic performance. This Statement is effective as of the beginning of each reporting entity`s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. We do not expect that Statement No. 167 will have a material impact on our financial condition, results of operations or financial statement disclosures.

In June 2009, the FASB issued Statement No. 168, `The FASB Accounting Standards CodificationTM (`Codification`) and the Hierarchy of Generally Accepted Accounting Principles` a replacement of FASB Statement No. 162`.
The Codification will become the source of authoritative U.S. generally accepted accounting principles (`GAAP`) recognized by the FASB to be applied by non-governmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009.

Note 2 - Securities
(dollars in thousands)


Securities consist of the following at June 30, 2009 and December 31, 2008:

(dollars in thousands)						  Gross		Gross
         						Fair	  Unrealized	Unrealized
							Value	  Gains		Losses
June 30, 2009
	U.S. government and federal agency		$    999  $    -        $    -
	State and municipal				  19,381     336	  (220)
	Corporate bonds and notes		          18,596     203 	  (472)
	Mortgage-backed securities - residential          92,338   2,841	   (50)
	Equity securities		                      15       -	    (8)
	Total	                                        $131,329  $3,380        $ (750)



								   Gross	Gross
       							Fair	   Unrealized	Unrealized
	                                                Value	   Gains	Losses
December 31, 2008
	State and municipal	        		$ 16,214   $  234	$(193)
	Corporate bonds and notes		           7,182        5 	 (453)
	Mortgage-backed securities - residential         103,836    2,616	    -
	Equity securities  	                              16        -	   (7)
	Total	                                        $131,329   $2,855	$(653)

       							For the six months ended
	                             				June 30,
							  2009		 2008
Sales of available for sale securities were as follows:
	Proceeds					  $ 5,615	 $14,303
	Gross gains			                      308	     248
	Gross losses			                        -	    (202)
Impairment loss						        -	     (84)


The tax provision related to these net realized gains and losses (including other than temporary impairment) was $53 and $(13), respectively for the six months ended June 30, 2009 and 2008.


The fair value of debt securities at June 30, 2009 by contractual maturity were as follows. Securities not due at a single maturity date, primarily mortgage backed securities, are shown separately.

						Fair Value
	Due in one year or less			$  8,651
	Due from one to five years		  14,657
	Due from five to ten years		   7,685
	Due after ten years			   7,983
	Mortgage backed				  92,338
	Equity securities			      15
		Total				$131,229


Securities pledged at June 30, 2009 and December 31, 2008 had a carrying amount of $33,686 and $30,679 and were pledged to secure public deposits and repurchase agreements.

At June 30, 2009 and December 31, 2008, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of shareholders` equity.


Securities with unrealized losses at June 30, 2009 and December 31, 2008, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

						Less Than 12 Months	12 Months or More    Total
						Fair	 Unrealized	Fair	Unrealized   Fair	Unrealized
2008						Value	 Loss		Value	Loss	     Value	Loss
State and municipal				$ 4,480	 $(153)		$427	$ (67)	     $ 4,907	$(220)
Corporate bonds and notes	 		  6,442	   (56)	  	 567	 (416)	       7,009	 (472)
Mortgage-backed	securities - residential	  4,237    (50)	  	   -	    -	       4,237	  (50)
Equity securities		    		     23	    (8)	  	   -	    -	          23	   (8)
   Total temporarily impaired			$15,182	 $(267)		$994  	$ 483        $16,176    $(750)

Management believes that all of its securities that were reported net of an unrealized loss at June 30, 2009 are the result of fluctuations in interest rates and do not reflect deterioration in the credit quality of the securities. Accordingly management considers these unrealized losses to be temporary in nature. The Company has both the ability and the intent to hold these investment securities until maturity or until such time as fair value recovers above cost.


Note 3 ~ Allowance for Loan Losses
(dollars in thousands)

The activity in the allowance for loan losses for the periods indicated wasas follows:

	               				For the six months ended
         	                            		June 30,
						  2009		  2008
Beginning balance				$1,718	        $2,028
	Provision for loan losses		   351		   258
	Loans charged-off			   (80)		  (747)
	Recoveries			             3		    28
		Ending balance		        $1,992	        $1,567

Individually impaired loans were as follows:				 June 30,    December 31,
								         2009	     2008
        Year-end loans with no allocated allowance for loan losses	 $1,353	     $  396
        Year-end loans with allocated allowance for loan losses		  1,456         940
        Amount of the allowance for loan losses allocated		    251          75

The impact on interest income of impaired loans was not significant to the consolidated statements of income.

Nonaccrual loans and loans past due 90 days still on accrual were as follows:

								      June 30,        December 31,
                                                                      2009            2008
        Loans past due over 90 days still on accrual		      $1,434	      $  261
        Nonaccrual loans                                               1,964           1,752

Nonaccrual loans and loans past due 90 days still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

Note 4 ~ Interest-Rate Swaps
(dollars in thousands)

The Company utilizes interest-rate swap agreements as part of its asset liability management strategy to help manage its interest rate risk position. The notional amount of the interest-rate swaps does not represent amounts exchanged by the parties. The amount exchanged is determined by reference to the notional amount and the other terms of the individual interest-rate swap agreements.

The Company implemented a program whereby it lends to its borrowers at a fixed rate with the loan agreement containing a two-way yield maintenance provision in the first quarter of 2009. If the borrower prepays the loan, the yield maintenance provision will result in a prepayment penalty or benefit depending on the interest rate environment at the time of the prepayment. This provision represents an embedded derivative which is required to be bifurcated from the host loan contract in accordance with FAS No. 133, Accounting for Derivatives and Hedging Activities. As a result of bifurcating the embedded derivative, the Company records the transaction with the borrower as a floating rate loan and a pay floating / receive fixed interest-rate swap. To offset the risk of the interest-rate swap with the borrower, the Company enters interest-rate swaps with outside counterparties that mirror the terms of the interest-rate swap between the Company and the borrower. Both interest-rate swaps are carried as freestanding derivatives with their changes in fair value reported in current earnings. The change in the fair value of the interest-rate swap with borrowers was a decrease of $20 for the first six months ended June 30, 2009, which was offset by an equal decrease in value during the quarter on the interest-rate swaps with outside parties, with the result that there was no impact on income as of June 30, 2009.

Summary information about the interest-rate swaps between the Company and its borrowers is as follows:
		Notional amount				$ 1,599
		Weighted average receive rate		  5.33%
		Weighted average pay rate		  4.32%
		Weighted average maturity (years)	   4.5
		Fair value of interest-rate swaps          (20)

Summary information about the interest-rate swaps between the Company and outside parties is as follows:

		Notional amount				$ 1,599
		Weighted average pay rate		  5.33%
		Weighted average receive rate	  	  4.32%
		Weighted average maturity (years)	   4.5
		Fair value of interest-rate swaps	    20

The fair value of the interest-rate swaps at June 30, 2009 is reflected in other assets and other liabilities.

Note 5 ~ Stock-Based Compensation
(dollars in thousands)

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

On May 20, 2008, the Company granted options to purchase 58,000 shares of stock to directors and certain key officers. The exercise price of the options is $18.03 per share. The options vest in five equal installments over a five-year period and have a term of 10 years. As of June 30, 2009, 5,000 of the options had been forfeited and all the options were non-dilutive and excluded from the diluted earnings per share calculation.

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

The fair value of options granted of $1.83 per option was determined using the following weighted-average assumptions as of grant date.

	Risk-free interest rate		  	 3.19%
	Expected term (years)		  	 6.5
	Expected stock price volatility	        13.76%
	Dividend yield 			 	 3.60%

The total compensation cost that has been charged against income for the plan was $11 and $5 for the quarters ended June 30, 2009 and 2008 and $23 and $5 for the six month periods ended June 30, 2009 and 2008. The total income tax benefit was $4 and $2 for the quarters ended June 30, 2009 and 2008 and $8 and $2 for the six month periods ended June 30, 2009 and 2008. As of June 30, 2009, there was $51 of total unrecognized compensation cost related to nonvested stock options granted under the Plan. The cost is expected to be recognized over a weighted-average period of 3.9 years. At June 30, 2009, 10,600 options are vested and the outstanding options have no intrinsic value. The weighted average remaining contractual term is
8.9 years.

NOTE 16 - FAIR VALUE

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

Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below:
						Fair Value Measurements
						At June 30, 2009 Using
						Quoted Prices in	Significant
						Active Markets		Other		Significant
						for Identical		Observable	Unobservable
						Assets			Inputs		Inputs
						(Level 1)		(Level 2)	(Level 3)
Assets:
	Available for sale securities		$     15		$131,314	$      -
	Interest rate swaps			       -		      20	       -

Liabilities:
	Interest rate swaps			$      -		$     20	$      -

Assets and Liabilities Measured on a Non-Recurring Basis

Assets and liabilities measured at fair value on a non-recurring basis are summarized below:
  						Fair Value Measurements
						At June 30, 2009 Using
						Quoted Prices in	Significant
						Active Markets		Other		Significant
						for Identical		Observable	Unobservable
						Assets			Inputs		Inputs
						(Level 1)		(Level 2)	(Level 3)
Assets:
     Impaired loans				$      -		$  1,205	$      -


Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a principal amount of $1,456, with a valuation allowance of $251, resulting in an additional provision of $181 for loan loss in the quarter.

Carrying amount and estimated fair values of financial instruments at June 30, 2009 were as follows:


							Carrying	Fair
							Amount		Value
Financial assets
	Cash and cash equivalents			$ 19,819	$ 19,819
	Securities available for sale		 	 131,329	 131,329
	Loans, net				 	 178,036	 174,229
	Accrued interest receivable		 	   1,324	   1,324

Financial liabilities
	Deposits					(278,833)	(279,680)
	Short-term borrowings				  (7,074)	  (7,074)
	Federal Home Loan Bank advances			 (24,000)	 (24,260)
	Accrued interest payable		  	    (487)     	    (487)


The methods and assumptions used to estimate fair value are described as follows:

Carrying amount is the estimated fair value for cash and cash equivalents, interest bearing deposits, accrued interest receivable and payable, demand deposits, short term debt, and variable rate loans or deposits that reprice frequently and fully. For fixed rate loans or deposits and for variable rate loans or deposits with infrequent repricing or repricing limits, fair value is based on discounted cash flows using current market rates applied to the estimated life and credit risk. It was not praticable to determine the fair value of restricted equity stock due to restrictions placed on its transferability. Fair value of debt is based on current rates for similar financing. The fair value of off-balance-sheet items is not considered material.

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

OVERVIEW

Total assets increased to $351.2 million as of June 30, 2009, from $338.0 million at December 31, 2008.

Basic and diluted earnings per share for the first half of 2009 increased
2% to $0.47 per share compared to the same period in 2008. Net income for the first six months of 2009 was $1,027 thousand compared to $1,005 thousand for the same period of 2008 or $.47 and $.46 basic and diluted per share, respectively.

Net interest income for the six month period ended June 30, 2009 increased 9% compared to the same period in 2008 despite a decreasing interest rate environment. Noninterest income for the first half of 2009 increased 26% compared to the same period in 2008 due primarily to $308 thousand in gains on sale of securities, and an increase in mortgage banking activities of $79 thousand, offset by a decrease in checking account fees of $100 thousand. Noninterest expense for the first six months of 2009 increased 13% compared to the same period in 2008 due primarily to an increase of $382 thousand in FDIC deposit insurance premiums and an increase of $149 thousand in salaries and employee benefits. Earnings for the three and six month periods ended
June 30, 2009 were negatively impacted by an increase in FDIC assessment rates and a special FDIC assessment levied on all FDIC-insured institutions to restore the Deposit Insurance Fund. The FDIC deposit insurance premiums are anticipated to remain at increased levels for the next several years. The provision for loan losses increased to $351 thousand for the first half of 2009 compared to $258 thousand for the same period in 2008. The income tax expense increased to $349 thousand for the six months ended June 30, 2009 compared to $340 thousand for the same period in 2008.

Office of the Controller of the Currency (`OCC`) regulations requires banks to maintain certain minimum levels of regulatory capital. Additionally, the regulations establish a framework for the classification of banks into five categories: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. Generally, an institution is considered well-capitalized if it has a core (Tier 1) capital ratio of at least 5.0% (based on adjusted total assets); a core (Tier 1) risk-based capital ratio of a least 6.0%; and a total risk-based capital ratio of at least 10.0%. The Bank had capital ratios above the well-capitalized levels at June 30, 2009 and December 31, 2008.

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


FINANCIAL CONDITION ~ JUNE 30, 2009, COMPARED TO DECEMBER 31, 2008

Balance Sheet

Cash and cash equivalents increased $8.8 million to $19.8 million at June 30, 2009.

Securities available for sale increased $4.1 million due to the purchase of $24.3 million of securities, offset by maturities and repayments of $15.6 million and $5.6 million in sales. The net unrealized gains on securities increased to $2.6 million as of June 30, 2009 compared to $2.2 million net unrealized gains on securities as of December 31, 2008.

Loans decreased $1.8 million during the first half of 2009. The loan demand in the Bank`s primary market remains soft. However, the Bank continues to focus on enhancing it`s ability to originate commercial loans. The Bank opened a temporary full-service office in Fairlawn, Ohio in May, 2009. The office is staffed by four business bankers and one corporate services specialist, who are focused on the sale of Business Financial Services in Summit and Cuyahoga counties. The Bank purchased $1.2 million of automobile loans from another Ohio bank during the first quarter of 2009.

Loans at June 30, 2009 and December 31, 2008 were as follows:

(dollars in thousands)
         			     	June 30,		December 31,
			        	2009		        2008
Collateralized by real estate:
     	Commercial			$51,320			$48,034
     	Residential 			 52,830		         54,924
	Home Equity 			 25,798		         24,442
	Construction			 11,518		         12,846
					141,466		        140,246

Other:
	Consumer		         13,892		         14,354
	Commercial		         23,491		         25,583
	Other		          	  1,497		          1,658
			                180,346	                181,841

	Unearned and deferred income	   (318)		   (292)
	Allowance for loan losses        (1,992)           	 (1,718)
	  Total	                       $178,036	               $179,831


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

The allowance for loan losses to total loans outstanding was 1.11% as of June 30, 2009, which is an increase from 0.95% at December 31, 2008. Net charge-offs were $77 thousand for the six months ended June 30, 2009, compared to $719 thousand for the same period in 2008. The year-to-date 2008 charge-offs were primarily related to a $676 thousand partial charge-off of a $1.7 million Summit County commercial real estate loan based on information obtained in the first quarter of 2008.

The ratio of non-performing loans to total loans was 1.88% ($3.4 million) for June 30, 2009 compared to 1.12% ($2.0 million) for December 31, 2008. Non-performing loans consist of loans that have been placed on non-accrual status and loans past due over 90 days and still accruing interest. The increase in non-performing loans is primarily related to $1,230,000 of loans to one borrower, secured by commercial real estate located in Stark County. Loans past due 30 through 89 days and still accruing decreased from $2.1 million as of December 31, 2008 to $0.8 million as of June 30, 2009. Management believes the allowance for loan losses is adequate as of June 30, 2009.

Total deposits increased $15.2 million as of June 30, 2009 compared to December 31, 2008. Interest bearing demand deposits have increased $24.2 million as many of our customers choose to utilize our premium money market deposit account product instead of time deposits. Historically noninterest-bearing demand accounts have fluctuated based upon the liquidity needs of our customers.

Deposits at June 30, 2009 and December 31, 2008 were as follows:

(dollars in thousands)
         			    	June 30,		December 31,
			        	2009		        2008
Demand, noninterest-bearing	        $ 43,025	         $ 46,159
Demand, interest-bearing 		 116,711		   92,515
Savings 			          48,626		   49,642
Time, $100,000 and over		          12,358		   12,937
Time, other		                  58,113	           62,389
			                $278,833	         $263,642

Shareholders` Equity

Total shareholders` equity increased $980 thousand to $37.9 million as of June 30, 2009 from $36.9 million as of December 31, 2008. Net income for the six months ended June 30, 2009 was $1,027 thousand, while dividends declared were $353 thousand. The Company`s Board of Directors approved a reduction in the quarterly cash dividend in March, 2009. The Board of Directors felt it was important to conserve capital by reducing the dividend until such time as economic stability is achieved and the outlook for credit and business becomes clearer. Accumulated other comprehensive income increased from $1.5 million on December 31, 2008 to $1.7 million as of June 30, 2009.

The Bank is subject to regulatory capital requirements. The following is a summary of the actual and required regulatory capital amounts and ratios.



(dollars in thousands)							       To Be Well Capitalized
         						    For Capital        Under Prompt Corrective
June 30, 2009				Actual		  Adequacy Purposes    Action Provisions
					Amount	 Ratio	  Amount  Ratio	       Amount	 Ratio
Total capital to risk-weighted assets   $28,209	 12.44%	  $18,148 8.00%	       $22,685	 10.00%
Tier 1 capital to risk-weighted assets   26,217	 11.56%	    9,074 4.00%	        13,611    6.00%
Tier 1 capital to average assets         26,217   7.61%	   13,787 4.00%	        17,234	  5.00%




									       To Be Well Capitalized
							  For Capital	       Under Prompt Corrective
December 31, 2008			Actual		  Adequacy Purposes    Action Provisions
	                                Amount	 Ratio	  Amount   Ratio       Amount     Ratio
Total capital to risk-weighted assets   $26,730	 12.60%	  $16,971  8.00%       $21,213	  10.00%
Tier 1 capital to risk-weighted assets   25,012	 11.79%	    8,485  4.00%        12,728	   6.00%
Tier 1 capital to average assets         25,012	  7.78%	   12,853  4.00%        16,066	   5.00%


Statements of Cash Flows

Net cash from operating activities for the first six months of 2009 was $921 thousand compared to $539 thousand for the same period of 2008. Net cash from investing activities for the first six months of 2009 was $(3.7) million, compared to $(8.8) million for the first six months of 2008. Net cash from financing activities was $11.6 million for the first six months of 2009 compared to $10.7 million for the first six months of 2008. The increase in cash and cash equivalents was $8.8 million during the first six months of 2009. Total cash and cash equivalents was $19.8 million as of June 30, 2009 compared to $11.0 million at December 31, 2008.

COMPARISON OF RESULTS OF OPERATIONS FOR THE SIX MONTH PERIODS ENDED
			JUNE 30, 2009 AND 2008

Net income for the first six months of 2009 was $1,027 thousand or $0.47 per basic and diluted earnings per share, a 2% increase from $1,005 thousand or $0.46 per basic and diluted earnings per share for the same period in 2008. The increase was due primarily from an increase in net interest income and noninterest income, partially offset by an increase in the provision for loan losses and an increase in noninterest expense.

Annualized return on average equity (`ROAE`) and average assets (`ROAA`) for the first six months of 2009 were 5.48% and 0.60%, respectively, compared with 5.73% and 0.65% for the first six months of 2008.

				                           Six months ended June 30,
			                             2009		                       2008
(Dollars in thousands)              Daily Average           Average             Daily Average		Average
                                    Balance    Interest     yield/cost (1)      Balance   Interest	yield/cost (1)
Assets
Interest earning assets:
	Securities:
	  Taxable		    $114,320    $2,873	    5.14%	        $73,386	  $1,881	5.17%
	  Nontaxable	              16,944	   505	    6.10%		 16,471	     485	6.02%
	  (tax equivalent basis) (2)
	Federal funds sold	       7,180	     4	    0.11%		  3,721       40	2.15%
	Interest bearing deposits        773         1	    0.26%		    948	      15	3.16%
	Net loans (including
	  nonaccrual loans)	     181,583     5,149	    5.67%		189,933    6,210	6.54%
Total interest-earning assets	     320,800     8,532	    5.32%		284,459	   8,631	6.07%
All other assets		      23,837  					 22,464
Total assets	                    $344,637				       $306,923

Liabilities and Shareholders` Equity
Interest-bearing liabilities:
	Interest-bearing checking   $103,637   	  656	    1.27%	       $ 63,875      623	1.95%
	Savings		              48,856	   76	    0.31%		 52,741	     160	0.61%
	Time, $100,000 and over	      12,998	  173	    2.66%		 12,643	     259	4.10%
	Time, other		      59,800      893	    2.99%		 66,274	   1,355	4.09%
Other funds purchased		      35,212	  553       3.14%		 29,209	     562	3.85%
Total interest-bearing liabilities   260,503    2,351	    1.80%	        224,742	   2,959	2.63%
Demand deposits		              43,252					 43,857
Other liabilities		       3,425					  3,268
Shareholders` equity		      37,457					 35,056
Total liabilities and
   shareholders` equity	            $344,637		                       $306,923
Net interest income
   (tax equivalent basis) (2)	               $6,181				          $5,672
Interest rate spread (3)				    3.52%					3.44%
Net yield on interest-earning assets (4)		    3.85%					3.99%
Ratio of average interest-earning assets
   to average interest-bearing liabilities	          123.15%				      126.60%

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

Interest and dividend income totaled $8.4 million, a decrease of $106 thousand for the six months ended June 30, 2009 compared to the same period in 2008. Adjusted on a fully tax-equivalent (`FTE`) basis the yield on earning assets in the first six months of 2009 was 5.32% compared to 6.07% in the first six months of 2008.

Interest expense totaled $2.4 million, a decrease of $608 thousand or (20.5)% for the six months ended June, 2009 as compared to the same period in 2008. The average cost for interest bearing liabilities was 1.80% compared to 2.63% for the first six months of 2008.

The decrease of 83 basis points from the first six months of 2008 is the result of change in the average volume in the mix of interest bearing liabilities and declining interest rates. During the first six months of 2009 deposit customers continued moving funds from lower rate deposit accounts and certificates of deposit to premium money market accounts.

Net interest income increased $502 thousand, or 9.1% for the six month period ended June 30, 2009 as compared to June 30, 2008. During the first six months of 2009, the interest rate spread increased 8 basis points on a FTE basis when compared to the first six months of 2008.

Provision for loan losses totaled $351 thousand for the first six months of 2009 compared to $258 thousand for the same period in 2008. Non-performing loans were $3.4 million as of June 30, 2009 compared to $2.0 million as of December 31, 2008. Classified loans increased to $5.3 million at June 30, 2009 compared tot $3.9 million as of December 31, 2008. Classified loans are credits that Bank management have graded substandard, doubtful or loss. Loans past due 30 through 89 days and still accruing decreased from $2.1 million as of December 31, 2008 to $0.8 million as of June 30, 2009.

Each quarter, management reviews the adequacy of the allowance for loan losses by reviewing the overall quality and risk profile of the Company`s loan portfolio, by reviewing specific problem credits and assessing the potential for losses based on expected cash flows or collateral values, by reviewing trends in problem loan levels, by updating loss history for the Company`s loans, by analyzing the growth and change in mix of the portfolio, and by analyzing economic trends that are believed to impact the Company`s borrowers. Management reviewed all of these factors and determined the allowance for loan losses was adequate as of June 30, 2009.

Noninterest income for the six months ended June 30, 2009 increased to $1.4 million or 26.1%, from $1.1 million for the same period in 2008. The increase in noninterest income for the six months ended June 30, 2009 was due primarily to gains on sale of securities of $308 thousand. Income from mortgage banking activities more than doubled to $142 thousand for the six months ended June 30, 2009 as Bank management continues to focus on improving mortgage department products and services.

Noninterest expense for the six months ended June 30, 2009 was $5.7 million, an increase of 13.3% from $5.0 million for the same period in 2008. The increase in noninterest expense was due primarily to an increase in the FDIC deposit insurance premium and an increase in salaries and employee benefits. The increase in salaries and benefits is primarily related to the addition of four business bankers and one corporate services specialist for the new Fairlawn office.

Income tax expense was $349 thousand for the six months ended June 30, 2009 which represents an increase of 2.6% compared to the same period in 2008. Higher pre-tax income for the six months ended June 30, 2009 compared to the same period in 2008 is the primary factor causing the increase in income tax expense.

Quarters ended June 30, 2009 and June 30, 2008 income statement highlights:

~ Interest income decreased $47 thousand or 1.0%, primarily related to a decrease in loan interest income, partially offset by an increase in interest income from taxable securities.
~ Interest expense decreased $297 thousand or 20.7%, primarily related to deposit interest expense.
~ The provision for loan losses was $228 thousand in the quarter ended
June 30, 2009 compared to $71 for the same period in 2008. The increase in the provision for loan losses was primarily related to an increase in the specific allocation for classified loans.
~ Mortgage banking income increased $73 thousand.
~ Securities gains (losses), net increased $211 thousand.
~ FDIC Assessment expense increased from $7 thousand in the quarter ended
June 30, 2008 to $279 thousand for the same period in 2009. The change was due to an increase in FDIC assessment rates and a special FDIC assessment levied on all FDIC-insured institutions to restore the Deposit Insurance Fund.

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


June 30, 2009
Basis Point Change in Rates			+300 bp     +200 bp     +100 bp     -100 bp     -200 bp     -300 bp
Increase (decrease) in EVE                       16.7)%      (9.3)%      (3.6)%        4.1%          nm          nm


December 31, 2008

Basis Point Change in Rates			+300 bp     +200 bp     +100 bp     -100 bp     -200 bp     -300 bp
Increase (decrease) in EVE                      (11.0)%      (4.3)%      (0.5)%        1.8%     (15.5)%     (28.6)%

The Bank is in compliance with the interest rate risk policy limits related to EVE as of June 30, 2009 and December 31, 2008.

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


June 30, 2009
Basis Point Change in Rates			+300 bp     +200 bp     +100 bp     -100 bp     -200 bp     -300 bp
Increase (decrease) in Earnings                 (15.1)%      (9.5)%      (4.4)%      (1.3)%          nm          nm

December 31, 2008

Basis Point Change in Rates			+300 bp     +200 bp     +100 bp     -100 bp     -200 bp     -300 bp
Increase (decrease) in Earnings                 (19.0)%     (12.1)%      (5.7)%        7.8%        1.4%      (5.5)%

The Bank is in compliance with the interest rate risk policy limits related to EAR as of June 30, 2009 and December 31, 2009.


Item 4T. Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company`s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company`s disclosure controls and procedures as of June 30, 2009, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company`s disclosure controls and procedures were, to the best of their knowledge, effective as of June 30, 2009, in timely alerting them to material information relating to the Company (including its consolidated subsidiary) required to be included in the Company`s periodic SEC filings.

There were no changes in the Company`s internal controls over financial reporting during the six months ended June, 2009 that materially affected or are reasonably likely to materially affect the Company`s internal controls over financial reporting.

PART II.  OTHER INFORMATION

	Item 1.  	Legal Proceedings ~ None
	Item 1A.	Risk Factors - There have been no significant changes
			in the Company`s risk
			factors as outlined in The Company`s Form 10-K for the period ending December 31, 2008.
	Item 2.  	Unregistered Sales of Equity Securities and Use of
			Proceeds ~ See Table

	Item 3.  	Defaults Upon Senior Securities ~ None
	Item 4.  	Submission of Matters to a Vote of Security Holders ~ The Company
			held its Annual Shareholders` Meeting on April 23, 2009, for the
			purpose of electing four directors for terms ending in 2012.
			Shareholders received proxy materials containing the information
			required by this item. Results of shareholder voting were as follows.

Election of Directors:
		     Bobbi E. Douglas     John L. Muhlbach, Jr.   Victor B. Schantz    Howard J. Wenger
For	    	     1,409,975	     	  1,602,416	          1,597,234	       1,593,065
Withheld       	     216,861	             24,420	             29,602               33,771

The following directors continued their terms of office after the 2009 Annual Shareholders` meeting: Sara S. Steinbrenner, John P. Cook, John W. Kropf, Steve Schmid, David C. Vernon and Albert W. Yeagley

Ratification of Auditors was also approved with the following results:
For          1,605,549		Against          3,143	 	Abstain	    18,144


	Item 5.  	Other Information ~ None
	Item 6.  	Exhibits

Exhibit No.							If incorporated by Reference,
Under Reg.							Documents with Which Exhibit
S-K, Item 601		Description of Exhibits			Was Previously Filed with SEC
(3.1)			Amended Articles of Incorporation	Annual Report 10-K filed 3/26/04
								File No. 000-14773
(3.2) 			Code of Regulations			Annual Report 10-K filed 3/26/04
								File No. 000-14773
(10.1)			Directors Defined Benefit Plan		Annual Report 10-K filed 3/29/01
			Agreement				File No. 000-14773
(10.2) 			Employment Agreement entered into	Special Report 8-K filed 12/7/06
			By David C. Vernon and National
			Bancshares and First National Bank
(10.3)			Special Separation Agreement of		Quarterly Report 10-Q filed
			James R. VanSickle			8/14/07 File No. 000-14473
(11)			Computation of Earnings per Share	See Consolidated Statements of
								Income and Comprehensive
								Income Page 4
(31.1)			Certification
(31.2)			Certification
(32)			Certification


No other exhibits are required to be filed herewith pursuant to Item 601 of Regulation S-K.

SIGNATURES

	Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

			National Bancshares Corporation


Date: August 14, 2009	/s/David C. Vernon
                        David C. Vernon, President and
                        Chief Executive Officer




Date: August 14, 2009	/s/James R. VanSickle
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


Date: August 14, 2009


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


Date: August 14, 2009


					/s/James R. VanSickle
					James R. VanSickle, Chief Financial
					Officer

Exhibit 32


		SECTION 1350 CERTIFICATION OF QUARTERLY REPORT ON FORM 10-Q

				            OF

			      NATIONAL BANCSHARES CORPORATION

		       FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009

The undersigned are the President and Chief Financial Officer of National Bancshares Corporation (the ~Registrant~). This Certification is made pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This
Certification accompanies the Quarterly Report on Form 10-Q of the Registrant for the quarterly period ended June 30, 2009.

We certify that such Quarterly Report on Form 10-Q fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in such 10-Q Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.


This Certification is executed as of August 14, 2009
							/s/ David C. Vernon
					                David C. Vernon,
							President and
					                Chief Executive
							Officer



					               /s/ James R. VanSickle
			                               James R. VanSickle,
						       Chief Financial
						       Officer