Form 10-Q
period 2009-09-30
NATIONAL BANCSHARES CORP /OH/
filed 2009-11-16
CIK 790362

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009

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

Indicate the number of shares outstanding of each of the issuer`s classes of common stock, as of November 16, 2009.

Common Stock, Without Par Value: 2,202,368 Shares Outstanding

NATIONAL BANCSHARES CORPORATION

Index
									Page
									Number
Part I.  Financial Information

	Item 1.	Financial Statements (Unaudited)

			Consolidated Balance Sheets			2
			as of September 30, 2009
			and December 31, 2008

			Consolidated Statements of Income		3
			and Comprehensive Income for the
			three and nine months ended
			September 30, 2009 and 2008

			Condensed Consolidated Statement of Changes  	5
			in Shareholders` Equity for the nine months ended September 30, 2009 and 2008

			Condensed Consolidated Statements of		6
			Cash Flows for the nine months ended
			September 30, 2009 and 2008

			Notes to Consolidated Financial			7~14
			Statements (Unaudited)

	Item 2	Management`s Discussion and Analysis		        14~20
		of Financial Condition and
		Results of Operations

	Item 3	Quantitative and Qualitative Disclosures About		21
		Market Risk

	Item 4	Controls and Procedures			                22

Part II.  Other Information					        23
	Item 1.	Legal Proceedings ~ None

	Item 1A.Risk Factors

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

	Item 3.	Defaults Upon Senior Securities ~ None

	Item 4.	Submission of Matters to a Vote of Security Holders ~ None

	Item 5.	Other Information ~ None

	Item 6.	Exhibits

Signatures					                         24

Exhibits						                 25~36

Item 1. Financial Statements

NATIONAL BANCSHARES CORPORATION
CONSOLIDATED BALANCE SHEETS (Unaudited)
(dollars in thousands)
			     			 Sept 30,		   Dec 31,
   			         		  2009		            2008
ASSETS
Cash and due from banks				$  15,732		$  11,001
Federal funds sold				        -	                -
	Total cash and cash equivalents		   15,732	           11,001
Securities available for sale		          135,222	          127,248
Restricted equity securities		            3,218             	    3,217
Loans, net of allowance for loan losses:
September 30, 2009~$2,199;
December 31, 2008~$1,718    			  183,464	          179,831
Premises and equipment, net		            8,285	            6,197
Goodwill		                            4,723	            4,723
Identified intangible assets		              252	              422
Accrued interest receivable 		            1,418	            1,230
Cash surrender value of life insurance		    2,744	            2,677
Other assets		                            1,715	            1,456
	Total assets	                         $356,773	         $338,002

LIABILITIES AND SHAREHOLDERS` EQUITY
Deposits
	Noninterest bearing			 $ 44,767	         $ 46,159
	Interest bearing		          234,708		  217,483
		Total deposits		          279,475		  263,642
Repurchase agreements		                    6,782		   10,469
Federal Funds Purchased		                        -		    1,830
Federal Reserve note account		              156		      986
Federal Home Loan Bank advances		           27,000		   21,000
Accrued interest payable		              450		      690
Accrued expenses and other liabilities		    3,515		    2,504
	Total liabilities		          317,378		  301,121

SHAREHOLDERS` EQUITY
	Common stock,
	no par value; 6,000,000 shares authorized;
        2,289,528 shares issued
	   					   11,447		   11,447
	Additional paid-in capital		    4,747		    4,718
	Retained earnings		           21,729		   20,972
	Treasury stock, at cost (87,160 shares)    (1,709)		   (1,709)
	Accumulated other comprehensive income	    3,181		    1,453
         (loss)
		Total shareholders` equity	   39,395		   36,881
		   Total liabilities and
                   shareholders` equity	         $356,773	         $338,002

See accompanying notes to consolidated financial statements.


NATIONAL BANCSHARES CORPORATION
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (Unaudited)
(dollars in thousands, except per share data)

	               	            			    Three months ended            Nine months ended
							  Sept 30,	  Sept 30,      Sept 30,        Sept 30,
   							    2009	    2008          2009            2008
Interest and dividend income
	Loans, including fees				  $2,472	  $3,047        $ 7,621		$ 9,257
	Securities:
		Taxable				           1,330           1,062          4,203		  2,943
		Nontaxable				     222	     167	    555		    487
	Federal funds sold and other			       2 	      18              7		     73
	   	Total interest and dividend income	   4,026	   4,294	 12,386		 12,760

Interest expense
	Deposits				             681	   1,160          2,479	          3,557
	Short-term borrowings				      10	      42             33             138
	Federal Home Loan Bank advances			     263             249	    793             715
		Total interest expense			     954    	   1,451          3,305           4,410

Net interest income					   3,072	   2,843	  9,081           8,350

Provision for loan losses				     576	     126            927             384

Net interest income after provision for loan losses	   2,496	   2,717	  8,154           7,966

Noninterest income
	Checking account fees				     282	     320            788             926
	Visa check card interchange fees		      95	      83            256             244
	Deposit and miscellaneous service fees		      34	      42            104             138
	Mortgage banking activities			      71	      25            213              88
	Securities gains (losses), net			      79	    (373)           387            (411)
	OREO losses				             (80)	       -            (88)              -
	Gain on sale of Visa credit card loan portfolio	       -	     435	      -             435
	Other						     114	      83	    325             304
		Total noninterest income		     595 	     615          1,985           1,724

Noninterest expense
	Salaries and employee benefits			   1,329	   1,292          4,003           3,817
	Data processing					     224	     235            670             729
	Net occupancy					     262	     235            789             676
	FDIC assessment					     116	      11	    512	       	     25
	Professional and consulting fees		     158	     109            402             299
	Franchise tax					      81	      81            246             247
	Maintenance and repairs				      49	      44            149             164
	Amortization of intangibles			      57	      58            170             174
	Telephone					      60	      45            160             148
	Marketing					      48	      40            144              98
	Director fees and pension			      57	      83            167             225
	Other						     365	     321          1,074             965
		Total noninterest expense		   2,806	   2,554          8,486           7,567

Income before income tax expense			     285	     778	  1,653           2,123
Income tax expense					      18	     204            367             544
Net income						  $  267	  $  574        $ 1,286         $ 1,579

NATIONAL BANCSHARES CORPORATION
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (Unaudited)

(Continued)	               	                            Three months ended             Nine months ended
							  Sept 30,	  Sept 30,      Sept 30,        Sept 30,
							    2009	    2008          2009            2008
Other comprehensive income (loss):
	Unrealized appreciation (depreciation) in fair
	  value of securities available for sale,
	  net of taxes of $(771), $19, $(1,021) and $443   $1,497	   $  (37)      $1,983          $ (859)
	Reclassification adjustment for realized (gains)
	  losses included in earnings, net of taxes of
	  $27, $(127), $132, and $(140)       		      (52)	      246         (255)            271
Total other comprehensive income (loss), net of taxes	    1,445             209        1,728            (588)

Comprehensive income					   $1,712          $  783       $3,014         $   991

Weighted average basic and diluted common shares
     outstanding				        2,202,368       2,202,368    2,202,368	     2,203,503

Basic and diluted earnings per common share	       	$    0.12       $    0.26    $    0.58       $    0.72

Dividends declared per common share		       	$    0.08       $    0.16    $    0.24       $    0.48

See accompanying notes to consolidated financial statements.

NATIONAL BANCSHARES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS` EQUITY (Unaudited)
(dollars in thousands, except per share data)
							Nine months ended,
			 			 Sept 30,		   Sept 30,
		                                  2009		             2008
Balance at beginning of period			 $36,881	           $34,991

Comprehensive income
	Net income			           1,286 		     1,579
	Other comprehensive income (loss)	   1,728		      (588)
Total comprehensive income 			   3,014		       991

Stock-based compensation			      29                        18
Purchase of 5,017 shares of common stock	       -		       (86)

Cash dividends declared ($0.24 and $0.48 per share
 in 2009 and 2008)		                    (529)		     (1,052)

Balance at end of period	                 $39,395	            $34,862

See accompanying notes to consolidated financial statements.

NATIONAL BANCSHARES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(dollars in thousands, except per share data)
								    Nine months ended
			   					Sept 30,	 Sept 30,
		                                                  2009		   2008
Net cash from operating activities				$ 1,576		$  1,729

Cash flows from investing activities
	Securities available for sale
		Proceeds from maturities and repayments		 27,228		  24,631
		Proceeds from sales		                 13,787		  18,257
		Purchases		                        (45,755)	 (57,761)
	Premises and equipment expenditures, net		 (2,512)	    (597)
	Proceeds from sale of property and equipment		      -		      13
	Proceeds on the sale of other real estate owned		    122		      97
	Purchase of loans					 (1,151)	  (4,523)
	Proceeds from the sale of credit card loans		      -	           1,870
	Net change in loans		                         (3,521)	  (3,915)
Net cash from investing activities		                (11,802)	 (21,928)

Cash flows from financing activities
	Net change in deposits		                         15,833	           8,487
	Net change in short-term borrowings		         (6,347)	   6,379
	Proceeds from Federal Home Loan Bank advances		  7,000		   4,000
	Repayment of Federal Home Loan Bank advances		 (1,000)	       -
	Dividends paid		                                   (529)	  (1,047)
	Purchase of common stock		                      -	       	     (86)
Net cash from financing activities		                 14,957 	  17,733

Net change in cash and cash equivalents		                  4,731		  (2,466)

Beginning cash and cash equivalents		                 11,001		  12,285
Ending cash and cash equivalents	                       $ 15,732	        $  9,819

Supplemental Disclosures
	Cash paid for interest	                               $  3,545	        $  4,540
	Cash paid for income taxes	                       $    340	        $    455
	Non-cash transfer from loans to other real estate
	owned						       $     54	        $     56
	Non-cash transfer from loans to credit card loans
	held for sale					       $      -		$  1,454

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

The Company provides a broad range of financial services to individuals and companies in Medina, Stark, Summit and Wayne Counties, Ohio. While the Company`s chief decision makers monitor the revenue streams of the various products and services, operations are managed and financial performance is evaluated on a Company-wide basis. Accordingly, all the Company`s banking operations are considered by management to be aggregated in one reportable operating segment.

The consolidated balance sheet as of September 30, 2009, the consolidated statements of income and comprehensive income for the three and nine month periods ended September 30, 2009 and 2008, and the condensed consolidated statements of changes in shareholders` equity and the condensed consolidated statements of cash flows for the nine month periods ended September 30, 2009 and 2008, have been prepared by the Company without audit. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

The consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q, but do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These statements should be read in conjunction with the consolidated financial statements and footnotes in the Company`s annual report on Form 10-K for the year ended December 31, 2008. Operating results for the nine months ended
September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

The Company believes that the disclosures are adequate to make the information presented not misleading; however, the results of operations and other data presented for the periods presented are not necessarily indicative of results to be expected for the entire fiscal year. Management has evaluated all significant events and transactions that occurred after September 30, 2009 through November 16, 2009 (the financial statement issuance date), determining no events require additional disclosure in the consolidated financial statements.

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

Adoption of New Accounting Pronouncements
Accounting for Business Combinations: On December 4, 2007, the Financial Accounting Standards Board (`FASB`) issued ASC 805, `Business Combinations,` with the objective to improve the comparability of information that a company provides in its financial statements related to a business combination. ASC 805 establishes principles and requirements for how the acquirer: (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and
(iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The statement does not apply to combinations between entities under common control. The adoption of this statement on January 1, 2009, had no impact on the Company`s financial statements and applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.

Noncontrolling Interests in Consolidated Financial Statements - In
December 2007, the FASB issued ASC 810-10-65-1, `Noncontrolling Interests in Consolidated Financial Statements,` which amends Accounting Research Bulletin No. 51 `Consolidated Financial Statements` (`ARB 51`). A noncontrolling interest, also known as a `minority interest`, is the portion of equity in a subsidiary not attributable to a parent. The objective of this statement is to improve upon the consistency of financial information that a company provides in its consolidated financial statements. Consistent with ASC 805, ASC 810-10-65-1 is effective for fiscal years beginning on or after December 15, 2008. The adoption of this Statement on January 1, 2009 did not have a material impact on the Company`s consolidated financial statements.

Disclosures about Derivative Instruments and Hedging Activities - In
March 2008, FASB issued ASC 815-10 `Disclosures about Derivative Instruments and Hedging Activities` ~ an amendment to SFAS No. 133. This statement requires enhanced disclosures about an entity`s derivative and hedging activities and therefore should improve the transparency of financial reporting. This new accounting standard is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The adoption of this Statement on January 1, 2009, did not have a material impact on the Company`s consolidated financial statements.

On April 9, 2009, the FASB issued the following Staff Positions:

~ ASC 320-10-65, `Recognition and Presentation of Other-Than-Temporary Impairments` (`ASC 320-10-65`);

~ ASC 825-10, `Interim Disclosures about Fair Value of Financial
Instruments` (`ASC 825-10`); and

~ ASC 820-10, `Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly` (`ASC 820-10`).

ASC 320-10-65 amends the other-than-temporary impairment (`OTTI`) guidance in GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of OTTI on debt and equity securities in financial statements. The provisions of ASC 320-10-65 (i) amend an investor required assertion regarding the ability and intent to hold a security, (ii) bifurcate OTTI between the portion related to a credit loss and the portion related to all other factors, and (iii) require presentation of total OTTI in the income statement with an offset for the amount of OTTI that is recognized in other comprehensive income.

ASC 825-10 amends SFAS No. 107 to require disclosures about fair value of financial instruments for interim reporting periods of publicly-traded companies as well as in annual financial statements.

ASC 820-10 provides additional guidance for estimating fair value in accordance with ASC 820-10 when the volume and level of activity for the asset or liability have significantly decreased. It also includes guidance on identifying circumstances that indicate a transaction is not orderly.

The provisions of ASC 320-10-65, ASC 825-10 and ASC 820-10 were effective for interim periods ending after July 15, 2009. The adoption of these FSPs did not have a material effect on the Company`s financial position, results of operations or liquidity but did expand the Company`s disclosure about fair values.

In May 2009, the FASB issued ASC 855-10, `Subsequent Events` which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. ASC 855-10 sets forth (i) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and (iii) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This pronouncement was effective for the period ended June 30, 2009 and did not have a significant impact on the Company`s financial statements.

In June 2009, the FASB issued ASC 105-10, `The FASB Accounting Standards CodificationTM (`Codification`) and the Hierarchy of Generally Accepted Accounting Principles` ~ a replacement of FASB Statement No. 162`. The Codification will become the source of authoritative U.S. generally accepted accounting principles (`GAAP`) recognized by the FASB to be applied by non-governmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009.

Recently Issued but not yet Effective Accounting Pronouncements

In June 2009, the FASB issued SFAS No. 166, `Accounting for Transfers of Financial Assets` ~ an amendment of FASB Statement No. 140`. This Statement defines the term participating interest to establish specific conditions for reporting a transfer of a portion of a financial asset as a sale. If the transfer does not meet those conditions, a transferor should account for the transfer as a sale only if it transfers an entire financial asset or a group of entire financial assets and surrenders control over the entire transferred asset(s) in accordance with the conditions in paragraph 9 of Statement 140, as amended by this Statement. The special provisions in Statement 140 and FASB Statement No. 65, Accounting for Certain Mortgage Banking Activities, for guaranteed mortgage securitizations are removed to require those securitizations to be treated the same as any other transfer of financial assets within the scope of Statement 140, as amended by this Statement. If such a transfer does not meet the requirements for sale accounting, the securitized mortgage loans should continue to be classified as loans in the transferor`s statement of financial position. This Statement requires that a transferor recognize and initially measure at fair value all assets obtained (including a transferor`s beneficial interest) and liabilities incurred as a result of a transfer of financial assets accounted for as a sale. This Statement is effective as of the beginning of each reporting entity`s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. We do not expect that Statement No. 166 will have a material impact on our financial condition, results of operations or financial statement disclosures.

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


Note 2 - Securities
(dollars in thousands)


Securities consist of the following at September 30, 2009 and December 31, 2008:

(dollars in thousands)						   Gross	Gross
         						Fair	   Unrealized	Unrealized
							Value	   Gains	Losses
September 30, 2009
	U.S. government and federal agency		$  1,002   $    3       $   -
	State and municipal				  23,413      857	  (39)
	Corporate bonds and notes		          12,913      279 	    -
	Mortgage-backed securities - residential          97,862    3,735	  (25)
	Equity securities		                      32        9	    -
	Total	                                        $135,222   $4,883      $  (64)



								   Gross	Gross
       							Fair	   Unrealized	Unrealized
	                                                Value	   Gains	Losses
December 31, 2008
	State and municipal	        		$ 16,214   $  234	$(193)
	Corporate bonds and notes		           7,182        5 	 (453)
	Mortgage-backed securities - residential         103,836    2,616	    -
	Equity securities  	                              16        -	   (7)
	Total	                                        $127,248   $2,855	$(653)

       							For the nine months ended
	                             				Sept 30,
							  2009		 2008
Sales of available for sale securities were as follows:
	Proceeds					  $13,787	 $18,257
	Gross gains			                      566	     263
	Gross losses			                     (179)	    (230)
Impairment loss						        -	    (444)


The tax provision related to these net realized gains and losses (including other than temporary impairment) was $132 and $(140), respectively for the nine months ended September 30, 2009 and 2008.


The fair value of debt securities at September 30, 2009 by contractual maturity were as follows. Securities not due at a single maturity date, primarily mortgage backed securities, are shown separately.

						Fair Value
	Due in one year or less			$  7,056
	Due from one to five years		  10,189
	Due from five to ten years		   8,126
	Due after ten years			  11,957
	Mortgage backed				  97,862
	Equity securities			      32
		Total				$135,222


Securities pledged at September 30, 2009 and December 31, 2008 had a carrying amount of $34,128 and $30,679 and were pledged to secure public deposits and repurchase agreements.

At September 30, 2009 and December 31, 2008, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of shareholders` equity.


Securities with unrealized losses at September 30, 2009 and December 31, 2008, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

						Less Than 12 Months	12 Months or More    Total
						Fair	 Unrealized	Fair	Unrealized   Fair	Unrealized
September 30, 2009				Value	 Loss		Value	Loss	     Value	Loss
State and municipal				$ 1,109	 $  (2)		$457	$ (37)	     $ 1,566	$ (39)
Mortgage-backed	securities - residential	  8,816    (25)	  	   -	    -	       8,816	  (25)
   Total temporarily impaired			$ 9,925	 $ (27)		$457  	$ (37)       $10,382    $ (64)

						Less Than 12 Months	12 Months or More    Total
						Fair	 Unrealized	Fair	Unrealized   Fair	Unrealized
December 31, 2008				Value	 Loss		Value	Loss	     Value	Loss
State and municipal				$ 3,406	 $(193)		$  -	$   -	     $ 3,406	$(193)
Corporate bonds and notes			  5,166	  (453)            -        -  	       5,166     (453)
Mortgage-backed	securities - residential	      -      -	  	   -	    -	           -        -
Equity securities	 			     23     (7)            -        -             23       (7)
   Total temporarily impaired			$ 8,595	 $(653)		$  -  	$   -        $ 8,595    $(653)


Management believes that all of its securities that were reported net of an unrealized loss at September 30, 2009 are the result of fluctuations in interest rates and do not reflect deterioration in the credit quality of the securities. Accordingly management considers these unrealized losses to be temporary in nature. The Company has both the ability and the intent to hold these investment securities until maturity or until such time as fair value recovers above cost.


Note 3 ~ Allowance for Loan Losses
(dollars in thousands)

The activity in the allowance for loan losses for the periods indicated wasas follows:

	               				For the nine months ended
         	                            		Sept 30,
						  2009		  2008
Beginning balance				$1,718	        $2,028
	Provision for loan losses		   927		   384
	Loans charged-off			  (535)		  (787)
	Recoveries			            15		    36
		Ending balance		        $2,125	        $1,661

Individually impaired loans were as follows:				 Sept 30,    Dec 31,
								         2009	     2008
        Year-end loans with no allocated allowance for loan losses	 $  976	     $  396
        Year-end loans with allocated allowance for loan losses		  3,017         940
        Amount of the allowance for loan losses allocated		    425          75

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

Nonaccrual loans and loans past due 90 days still on accrual were as follows:

								      Sept 30,        Dec 31,
                                                                      2009            2008
        Loans past due over 90 days still on accrual		      $  334	      $  261
        Nonaccrual loans                                               3,489           1,752

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

The Company implemented a program whereby it lends to its borrowers at a fixed rate with the loan agreement containing a two-way yield maintenance provision in the first quarter of 2009. If the borrower prepays the loan, the yield maintenance provision will result in a prepayment penalty or benefit depending on the interest rate environment at the time of the prepayment. This provision represents an embedded derivative which is required to be bifurcated from the host loan contract in accordance with FAS No. 133, Accounting for Derivatives and Hedging Activities. As a result of bifurcating the embedded derivative, the Company records the transaction with the borrower as a floating rate loan and a pay floating / receive fixed interest-rate swap. To offset the risk of the interest-rate swap with the borrower, the Company enters interest-rate swaps with outside counterparties that mirror the terms of the interest-rate swap between the Company and the borrower. Both interest-rate swaps are carried as freestanding derivatives with their changes in fair value reported in current earnings. The change in the fair value of the interest-rate swap with borrowers was an increase of $1 for the first nine months ended September 30, 2009, which was offset by an equal decrease in value during the first nine months ended September 30, 2009 on the interest-rate swaps with outside parties, with the result that there was no impact on income as of September 30, 2009.

Summary information about the interest-rate swaps between the Company and its borrowers as of September 30, 2009 is as follows:
		Notional amount				$ 1,563
		Weighted average receive rate		  5.33%
		Weighted average pay rate		  4.08%
		Weighted average maturity (years)	   4.3
		Fair value of interest-rate swaps            1

Summary information about the interest-rate swaps between the Company and outside parties as of September 30, 2009 is as follows:

		Notional amount				$ 1,563
		Weighted average pay rate		  5.33%
		Weighted average receive rate	  	  4.08%
		Weighted average maturity (years)	   4.3
		Fair value of interest-rate swaps	    (1)

The fair value of the interest-rate swaps at September 30, 2009 is reflected in other assets and other liabilities.

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

On May 20, 2008, the Company granted options to purchase 58,000 shares of stock to directors and certain key officers. The exercise price of the options is $18.03 per share. The options vest in five equal installments over a five-year period and have a term of 10 years. As of September 30, 2009, 5,000 of the options had been forfeited and all the options were non-dilutive and excluded from the diluted earnings per share calculation.

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

The total compensation cost that has been charged against income for the plan was $6 and $13 for the quarters ended September 30, 2009 and 2008 and $29 and $18 for the nine month periods ended September 30, 2009 and 2008. The total income tax benefit was $2 and $4 for the quarters ended
September 30, 2009 and 2008 and $10 and $6 for the nine month periods ended September 30, 2009 and 2008. As of September 30, 2009, there was $39 of total unrecognized compensation cost related to nonvested stock options granted under the Plan. The cost is expected to be recognized over a weighted-average period of 3.7 years. At September 30, 2009, 10,600 options are vested and the outstanding options have no intrinsic value. The weighted average remaining contractual term is 8.7 years.

NOTE 6 - FAIR VALUE

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

The fair value of derivatives is based on the present value of future cash flows using the prevailing interest rate curve. Our derivative instruments consist of interest-rate swaps. Significant fair value inputs can generally be verified and do not typically involve significant judgments by management. (Level 2 inputs.)

Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below:
						Fair Value Measurements
						At September 30, 2009 Using
						Quoted Prices in	Significant
						Active Markets		Other		Significant
						for Identical		Observable	Unobservable
						Assets			Inputs		Inputs
						(Level 1)		(Level 2)	(Level 3)
Assets:
	Available for sale securities:
	U.S. Government and federal agency	$      -		$  1,002	$      -
	State and municipal                            -                  24,413               -
	Corporate bonds and notes                      -                  12,913               -
	Mortgage-backed securities - residential       -                  97,862               -
	Equity securities			      32                       -               -
	Interest rate swaps			       -		       1	       -

Liabilities:
	Interest rate swaps			$      -		$      1	$      -

Assets and Liabilities Measured on a Non-Recurring Basis

Assets and liabilities measured at fair value on a non-recurring basis are summarized below:
  						Fair Value Measurements
						At September 30, 2009 Using
						Quoted Prices in	Significant
						Active Markets		Other		Significant
						for Identical		Observable	Unobservable
						Assets			Inputs		Inputs
						(Level 1)		(Level 2)	(Level 3)
Assets:
     Impaired loans				$      -		$      -	$  1,512


Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a principal amount of $3,017, with a valuation allowance of $425, resulting in an additional provision of $561 for loan loss in the quarter.

Carrying amount and estimated fair values of financial instruments at September 30, 2009 were as follows:

							Sep. 30, 2009			Dec. 31, 2008
							Carrying	Fair		Carrying	Fair
							Amount		Value		Amount		Value
Financial assets
	Cash and cash equivalents			$ 15,732	$ 15,732	$ 11,001	$ 11,001
	Securities available for sale		 	 135,222	 135,222	 127,248         127,248
	Loans, net				 	 183,464	 180,886	 179,831         179,586
	Accrued interest receivable		 	   1,418	   1,418	   1,230           1,230
	Interest rate swaps				       1               1               -               -

Financial liabilities
	Deposits					 279,475	 280,252	 263,642         264,731
	Short-term borrowings				   6,938	   6,938	  13,285          13,285
	Federal Home Loan Bank advances			  27,000	  27,747 	  21,000          21,239
	Accrued interest payable		  	     450     	     450 	     690             690
	Interest rate swaps				       1               1               -               -


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

OVERVIEW

Total assets increased to $356.8 million as of September 30, 2009, from $338.0 million at December 31, 2008.

Basic and diluted earnings per share for the first nine months of 2009 decreased 19.4% to $0.58 per share compared to the same period in 2008 primarily related to an increase in the provision for loan losses and FDIC deposit insurance premiums. Net income for the first nine months of 2009 was $1,286 thousand compared to $1,579 thousand for the same period of 2008 or $0.58 and $0.72 basic and diluted per share, respectively.


Net interest income for the nine month period ended September 30, 2009 increased 8.8% compared to the same period in 2008 despite a decreasing interest rate environment. The provision for loan losses increased to $927 thousand for the nine months ended September 30, 2009 compared to $384 thousand for the same period in 2008. The increased level of provision during 2009 was related to a $400 thousand partial charge-off of a $1.6 million commercial real estate loan and an increase in specific allocations on classified loans. Noninterest income for the first nine months of 2009 increased 15.1% compared to the same period in 2008 due primarily to $387 thousand in gains on sale of securities, and an increase in mortgage banking activities of $125 thousand, offset by a decrease in checking account fees of $138 thousand.

Noninterest expense for the first nine months of 2009 increased 12.1% compared to the same period in 2008 due primarily to an increase of $487 thousand in FDIC deposit insurance premiums and an increase of $186 thousand in salaries and employee benefits. Earnings for the three and nine month periods ended September 30, 2009 were negatively impacted by an increase in FDIC assessment rates and a special FDIC assessment levied on all FDIC-insured institutions to restore the Deposit Insurance Fund. The FDIC deposit insurance premiums are anticipated to remain at increased levels for the next several years. The income tax expense decreased to $367 thousand for the nine months ended September 30, 2009 compared to $544 thousand for the same period in 2008.

Office of the Controller of the Currency (`OCC`) regulations requires banks to maintain certain minimum levels of regulatory capital. Additionally, the regulations establish a framework for the classification of banks into five categories: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. Generally, an institution is considered well-capitalized if it has a core (Tier 1) capital ratio of at least 5.0% (based on adjusted total assets); a core (Tier 1) risk-based capital ratio of a least 6.0%; and a total risk-based capital ratio of at least 10.0%. The Bank had capital ratios above the well-capitalized levels at September 30, 2009 and December 31, 2008.

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


FINANCIAL CONDITION ~ SEPTEMBER 30, 2009, COMPARED TO DECEMBER 31, 2008

Balance Sheet

Cash and cash equivalents increased $4.7 million to $15.7 million at September 30, 2009.

Securities available for sale increased $8.0 million due to the purchase of $45.8 million of securities, offset by maturities and repayments of $27.2 million and $13.8 million in sales. The net unrealized gains on securities increased to $4.8 million as of September 30, 2009 compared to $2.2 million net unrealized gains on securities as of December 31, 2008.

Loans increased $4.0 million during the first nine months of 2009. The loan demand in the Bank`s primary market remains soft. However, the Bank continues to focus on enhancing it`s ability to originate commercial loans. The Bank opened a temporary full-service office in Fairlawn, Ohio in May, 2009. The office is staffed by four business bankers and one corporate services specialist, who are focused on the sale of Business Financial Services in Summit and Cuyahoga counties. The Fairlawn office has generated over $6 million in loans and over $3 million in deposits since opening. The Bank purchased $1.2 million of automobile loans from another Ohio bank during the first quarter of 2009.


Loans at September 30, 2009 and December 31, 2008 were as follows:

(dollars in thousands)
         			     	Sept 30,		Dec 31,
			        	2009		        2008
Collateralized by real estate:
     	Commercial			$57,603			$48,034
     	Residential 			 51,974		         54,924
	Home Equity 			 26,453		         24,442
	Construction			 11,495		         12,846
					147,525		        140,246

Other:
	Consumer		         13,247		         14,354
	Commercial		         23,762		         25,583
	Other		          	  1,392		          1,658
			                185,926	                181,841

	Unearned and deferred income	   (337)		   (292)
	Allowance for loan losses        (2,125)           	 (1,718)
	  Total	                       $183,464	               $179,831


Allowance for loan losses is a valuation allowance for probable incurred credit losses. This account is increased by the provision for loan losses and decreased by charge-offs less recoveries. The allowance balance required is established using the following methodology:

~ All problem loans, past due loans and non-performing loans are closely monitored and analyzed by management on an ongoing basis. A classification rating is assigned to problem loans based on information about specific borrower situations and estimated collateral values. These loans are classified as either special mention, substandard, doubtful or loss.
~ Specific problem loans, past due loans or non-performing loans are identified and analyzed individually in an effort to determine the expected probable incurred loss on these specifically identified loans.
~ For problem loans that are not analyzed individually, a provision is established based on a historical migration analysis. The historical migration analysis identifies the percentage of problem loans that have been ultimately charged-off historically and over what time periods such loans have been charged off. Historical migration percentages are reviewed and adjusted by management to reflect various factors such as the growth and change in mix of the loan portfolio and by Comptroller of the Currency regulatory guidance. Non-individually analyzed loans are pooled and evaluated by loan type. The probable incurred loss on these pooled past due loans is estimated using historical loan loss experience.
~ National and local economic conditions and other factors are also considered in determining the adequacy of the allowance for loan losses.
~ A percentage of the allowance is allocated to specific loans, but the entire allowance is available for any loan that, in management`s judgment, should be charged-off.
~ The allowance for loan losses is reviewed on a regular basis to determine the adequacy of the allowance.

The allowance for loan losses to total loans outstanding was 1.15% as of September 30, 2009, which is an increase from 0.95% at December 31, 2008. Net charge-offs were $520 thousand for the nine months ended September 30, 2009, compared to $751 thousand for the same period in 2008. The year-to-date 2009 charge-offs were primarily related to a $400 thousand partial charge-off of a $1.6 million commercial real estate loan recorded in the third quarter.
The year-to-date 2008 charge-offs were primarily related to a $676 thousand partial charge-off of a $1.7 million commercial real estate loan based on information obtained in the first quarter of 2008.

The ratio of non-performing loans to total loans was 2.06% ($3.8 million) for September 30, 2009 compared to 1.12% ($2.0 million) for December 31, 2008. Non-performing loans consist of loans that have been placed on non-accrual status and loans past due over 90 days and still accruing interest. The increase in non-performing loans is primarily related to $1,230,000 of loans to one borrower, secured by commercial real estate located in Stark County. Loans past due 30 through 89 days and still accruing increased from $2.1 million as of December 31, 2008 to $2.2 million as of September 30, 2009.

Total classified loans increased from $3,874,000 at December 31, 2008 to $6,752,000 at September 30, 2009. The increase in classified loans is primarily related to a $1,230,000 loan relationship secured by commercial real estate and the aforementioned $1.6 million loan secured by commercial real estate which was partially charged off to a $1,200,000 balance as of September 30, 2009. Classified loans increased in the third quarter as borrowers felt the sting of this severe economic environment. The Bank`s classification ratio was 24.24% as of September 30, 2009. The total classification ratio (TCR) is calculated using total classified assets divided by Tier 1 capital plus allowance for loan losses. Management believes the allowance for loan losses is adequate as of September 30, 2009.

Total deposits increased $15.9 million as of September 30, 2009 compared to December 31, 2008. Interest bearing demand deposits have increased
$20.6 million as many of our customers choose to utilize our premium money market deposit account product instead of time deposits. Historically noninterest-bearing demand accounts have fluctuated based upon the liquidity needs of our customers.


Deposits at September 30, 2009 and December 31, 2008 were as follows:

(dollars in thousands)
         			    	Sept 30,		De 31,
			        	2009		        2008
Demand, noninterest-bearing	        $ 44,767	         $ 46,159
Demand, interest-bearing 		 113,097		   92,515
Savings 			          48,052		   49,642
Time, $100,000 and over		          15,727		   12,937
Time, other		                  57,832	           62,389
			                $279,475	         $263,642

Shareholders` Equity

Total shareholders` equity increased $2.7 million to $39.4 million as of September 30, 2009 from $36.9 million as of December 31, 2008. Net income for the nine months ended September 30, 2009 was $1,286 thousand, while dividends declared were $529 thousand. The Company`s Board of Directors approved a reduction in the quarterly cash dividend in March, 2009. The Board of Directors felt it was important to conserve capital by reducing the dividend until such time as economic stability is achieved and the outlook for credit and business becomes clearer. Accumulated other comprehensive income increased from $1.5 million on December 31, 2008 to $3.2 million as of September 30, 2009.

The Bank is subject to regulatory capital requirements. The following is a summary of the actual and required regulatory capital amounts and ratios.



(dollars in thousands)							       To Be Well Capitalized
         						    For Capital        Under Prompt Corrective
September 30, 2009			Actual		  Adequacy Purposes    Action Provisions
					Amount	 Ratio	  Amount  Ratio	       Amount	 Ratio
Total capital to risk-weighted assets   $28,672	 12.60%	  $18,210 8.00%	       $22,763	 10.00%
Tier 1 capital to risk-weighted assets   26,547	 11.66%	    9,105 4.00%	        13,657    6.00%
Tier 1 capital to average assets         26,547   7.66%	   13,863 4.00%	        17,329	  5.00%




									       To Be Well Capitalized
							  For Capital	       Under Prompt Corrective
December 31, 2008			Actual		  Adequacy Purposes    Action Provisions
	                                Amount	 Ratio	  Amount   Ratio       Amount     Ratio
Total capital to risk-weighted assets   $26,730	 12.60%	  $16,971  8.00%       $21,213	  10.00%
Tier 1 capital to risk-weighted assets   25,012	 11.79%	    8,485  4.00%        12,728	   6.00%
Tier 1 capital to average assets         25,012	  7.78%	   12,853  4.00%        16,066	   5.00%


Statements of Cash Flows

Net cash from operating activities for the first nine months of 2009 was $1.6 million compared to $1.7 million for the same period of 2008. Net cash from investing activities for the first nine months of 2009 was $(11.8) million, compared to $(21.9) million for the first nine months of 2008. Net cash from financing activities was $15.0 million for the first nine months of 2009 compared to $17.7 million for the first nine months of 2008. The increase in cash and cash equivalents was $4.7 million during the first nine months of 2009. Total cash and cash equivalents was $15.7 million as of September 30, 2009 compared to $11.0 million at December 31, 2008.

COMPARISON OF RESULTS OF OPERATIONS FOR THE NINE MONTH PERIODS ENDED
			SEPTEMBER 30, 2009 AND 2008

Net income for the first nine months of 2009 was $1,286 thousand or $0.58 per basic and diluted earnings per share, a 18.6% decrease from $1,579 thousand or $0.72 per basic and diluted earnings per share for the same period in 2008. The decrease was due primarily from an increase in net interest income and noninterest income, partially offset by an increase in the provision for loan losses and an increase in noninterest expense.

Annualized return on average equity (`ROAE`) and average assets (`ROAA`) for the first nine months of 2009 were 3.38% and 0.37%, respectively, compared with 6.01% and 0.68% for the first nine months of 2008.


				                           Nine months ended September 30,
			                             2009		                       2008
(Dollars in thousands)              Daily Average           Average             Daily Average		Average
                                    Balance    Interest     yield/cost (1)      Balance   Interest	yield/cost (1)
Assets
Interest earning assets:
	Securities:
	  Taxable		    $114,565    $4,203	    5.01%	        $76,407	  $2,943	5.10%
	  Nontaxable	              18,728	   765	    5.56%		 16,524	     738	6.05%
	  (tax equivalent basis) (2)
	Federal funds sold	       8,106	     6	    0.10%		  3,512       56	2.13%
	Interest bearing deposits        513         1	    0.26%		  1,012	      17	2.24%
	Net loans (including
	  nonaccrual loans)	     180,603     7,621	    5.63%		191,127    9,257	6.46%
Total interest-earning assets	     322,515    12,596	    5.21%		288,582	  13,011	6.01%
All other assets		      24,542  					 22,430
Total assets	                    $347,057				       $311,012

Liabilities and Shareholders` Equity
Interest-bearing liabilities:
	Interest-bearing checking   $107,043   	  847	    1.06%	       $ 69,216      960	1.85%
	Savings		              48,747	  103	    0.28%		 52,504	     230	0.58%
	Time, $100,000 and over	      13,236	  254	    2.56%		 13,357	     392	3.91%
	Time, other		      59,129    1,275	    2.88%		 66,093	   1,975	3.98%
Other funds purchased		      33,841	  826       3.25%		 29,895	     853	3.80%
Total interest-bearing liabilities   261,996    3,305	    1.68%	        231,065	   4,410	2.54%
Demand deposits		              43,757					 41,795
Other liabilities		       3,308					  3,144
Shareholders` equity		      37,996					 35,008
Total liabilities and
   shareholders` equity	            $347,057		                       $311,012
Net interest income
   (tax equivalent basis) (2)	               $9,291				          $8,601
Interest rate spread (3)				    3.53%					3.47%
Net yield on interest-earning assets (4)		    3.84%					3.97%
Ratio of average interest-earning assets
   to average interest-bearing liabilities	          123.10%				      124.89%

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

Interest and dividend income totaled $12.4 million, a decrease of $374 thousand for the nine months ended September 30, 2009 compared to the same period in 2008. Adjusted on a fully tax-equivalent (`FTE`) basis the yield on earning assets in the first nine months of 2009 was 5.21% compared to 6.01% in the first nine months of 2008.

Interest expense totaled $3.3 million, a decrease of $1.1million or 25.1% for the nine months ended September 30, 2009 as compared to the same period in 2008. The average cost for interest bearing liabilities was 1.68% compared to 2.54% for the first nine months of 2008.

The decrease of 86 basis points from the first nine months of 2008 is the result of change in the average volume in the mix of interest bearing liabilities and declining interest rates. During the first nine months of 2009 deposit customers continued moving funds from lower rate deposit accounts and certificates of deposit to premium money market accounts.

Net interest income increased $731 thousand, or 8.8% for the nine month period ended September 30, 2009 as compared to September 30, 2008. During the first nine months of 2009, the interest rate spread increased 6 basis points on a FTE basis when compared to the first nine months of 2008.

Provision for loan losses totaled $927 thousand for the first nine months of 2009 compared to $384 thousand for the same period in 2008. Non-performing loans were $3.8 million as of September 30, 2009 compared to $2.0 million as of December 31, 2008. Classified loans increased to $6.8 million at September 30, 2009 compared to $3.9 million as of December 31, 2008. Classified loans are credits that Bank management have graded substandard, doubtful or loss. Loans past due 30 through 89 days and still accruing increased from $2.1 million as of December 31, 2008 to $2.2 million as of September 30, 2009.

Each quarter, management reviews the adequacy of the allowance for loan losses by reviewing the overall quality and risk profile of the Company`s loan portfolio, by reviewing specific problem credits and assessing the potential for losses based on expected cash flows or collateral values, by reviewing trends in problem loan levels, by updating loss history for the Company`s loans, by analyzing the growth and change in mix of the portfolio, and by analyzing economic trends that are believed to impact the Company`s borrowers. Management reviewed all of these factors and determined the allowance for loan losses was adequate as of September 30, 2009.

Noninterest income for the nine months ended September 30, 2009 increased to $2.0 million or 15.1%, from $1.7 million for the same period in 2008. The increase in noninterest income for the nine months ended September 30, 2009 was due primarily to gains on sale of securities of $387 thousand. Income from mortgage banking activities more than doubled to $213 thousand for the nine months ended September 30, 2009 as Bank management continues to focus on improving mortgage department products and services.

Noninterest expense for the nine months ended September 30, 2009 was $8.5 million, an increase of 12.1% from $7.6 million for the same period in 2008. The increase in noninterest expense was due primarily to increases in the FDIC deposit insurance premium, salaries and employee benefits and consulting fees. The increase in salaries and benefits is primarily related to the addition of four business bankers and one corporate services specialist for the new Fairlawn office. The Company engaged a consulting firm to review key business processes and procedures at the Bank in 2009.

Income tax expense was $367 thousand for the nine months ended
September 30, 2009 which represents a decrease of 32.5% compared to the same period in 2008. Slightly lower pre-tax income and an increase in interest income from nontaxable securities for the nine months ended
September 30, 2009 compared to the same period in 2008 is the primary factor causing the decrease in income tax expense.

Quarters ended September 30, 2009 and September 30, 2008 income statement highlights:

~ Interest income decreased $268 thousand or 6.2%, primarily related to a decrease in loan interest income, partially offset by an increase in interest income from securities.
~ Interest expense decreased $497 thousand or 34.3%, primarily related to deposit interest expense.
~ The provision for loan losses was $576 thousand in the quarter ended September 30, 2009 compared to $126 for the same period in 2008. The increase in the provision for loan losses was related to the $400 thousand partial charge-off of a $1.6 million commercial real estate loan and an increase in specific allocations for classified loans.
~ Mortgage banking income increased $46 thousand.
~ Securities gains (losses), net was $79 thousand in 2009 compared to $(373) thousand in 2008. The net loss for the quarter ended
September 30, 2008 was primarily related to the $360 thousand other-than-temporary write-down of FHLMC preferred stock.
~ FDIC Assessment expense increased from $11 thousand in the quarter ended September 30, 2008 to $116 thousand for the same period in 2009. The change was due to an increase in FDIC assessment rates and a special FDIC assessment levied on all FDIC-insured institutions to restore the Deposit Insurance Fund.

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


September 30, 2009
Basis Point Change in Rates			+300 bp     +200 bp     +100 bp     -100 bp     -200 bp     -300 bp
Increase (decrease) in EVE                      (18.9)%     (11.1)%      (4.2)%      (4.0)%          nm          nm

nm ~ not meaningful

December 31, 2008

Basis Point Change in Rates			+300 bp     +200 bp     +100 bp     -100 bp     -200 bp     -300 bp
Increase (decrease) in EVE                      (11.0)%      (4.3)%      (0.5)%      (1.8)%     (15.5)%     (28.6)%

The Bank is in compliance with the interest rate risk policy limits related to EVE as of September 30, 2009 and December 31, 2008.

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


September 30, 2009
Basis Point Change in Rates			+300 bp     +200 bp     +100 bp     -100 bp     -200 bp     -300 bp
Increase (decrease) in Earnings                  (1.5)%      (0.6)%        0.2%      (0.6)%          nm          nm

nm ~ not meaningful

December 31, 2008

Basis Point Change in Rates			+300 bp     +200 bp     +100 bp     -100 bp     -200 bp     -300 bp
Increase (decrease) in Earnings                 (19.0)%     (12.1)%      (5.7)%        7.8%        1.4%      (5.5)%

The Bank is in compliance with the interest rate risk policy limits related to EAR as of September 30, 2009 and December 31, 2009.


Item 4T. Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company`s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company`s disclosure controls and procedures as of September 30, 2009, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company`s disclosure controls and procedures were, to the best of their knowledge, effective as of September 30, 2009, in timely alerting them to material information relating to the Company (including its consolidated subsidiary) required to be included in the Company`s periodic SEC filings.

There were no changes in the Company`s internal controls over financial reporting during the nine months ended September 30, 2009 that materially affected or are reasonably likely to materially affect the Company`s internal controls over financial reporting.

PART II.  OTHER INFORMATION

	Item 1.  	Legal Proceedings ~ None
	Item 1A.	Risk Factors - There have been no significant changes
			in the Company`s risk
			factors as outlined in The Company`s Form 10-K for the period ending December 31, 2008.
	Item 2.  	Unregistered Sales of Equity Securities and Use of
			Proceeds ~ See Table

	Item 3.  	Defaults Upon Senior Securities ~ None
	Item 4.  	Submission of Matters to a Vote of Security Holders ~ None

	Item 5.  	Other Information ~ None
	Item 6.  	Exhibits

Exhibit No.							If incorporated by Reference,
Under Reg.							Documents with Which Exhibit
S-K, Item 601		Description of Exhibits			Was Previously Filed with SEC
(3.1)			Amended Articles of Incorporation	Annual Report 10-K filed 3/26/04
								File No. 000-14773
(3.2) 			Code of Regulations			Annual Report 10-K filed 3/26/04
								File No. 000-14773
(10.1)			Directors Defined Benefit Plan		Annual Report 10-K filed 3/29/01
			Agreement				File No. 000-14773
(10.2) 			Employment Agreement entered into	Special Report 8-K filed 12/7/06
			By David C. Vernon and National
			Bancshares and First National Bank
(10.3)			Special Separation Agreement of		Quarterly Report 10-Q filed
			James R. VanSickle			8/14/07 File No. 000-14473
(10.4)			Special Separation Agreement of
			Thomas R. Poe
(11)			Computation of Earnings per Share	See Consolidated Statements of
								Income and Comprehensive
								Income Page 4
(31.1)			Certification
(31.2)			Certification
(32)			Certification


No other exhibits are required to be filed herewith pursuant to Item 601 of Regulation S-K.

SIGNATURES

	Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

			 National Bancshares Corporation


Date: November 16, 2009	 /s/David C. Vernon
                         David C. Vernon, President and
                         Chief Executive Officer




Date: November 16, 2009	 /s/James R. VanSickle
		         James R. VanSickle, Chief Financial
			 Officer

Exhibit 10.4

SPECIAL SEPARATION AGREEMENT


This SPECIAL SEPARATION AGREEMENT (`Agreement`) is entered into as of this 14th day of October, 2009, by and between First National Bank (the `Company`) and Thomas R. Poe (the `Executive`) and is guaranteed by National Bancshares Corp. (the `Parent Company`).

WHEREAS, the Executive will be employed by the Company as Senior Vice President and Senior Loan Officer of the Company; and

WHEREAS, the Company has determined that it is desirable to obtain from the Executive certain protections with respect to non-disclosure, non-interference and non-competition; and

WHEREAS, the Company has determined that it is desirable to agree at this time to provide the Executive with severance benefits under certain circumstances after a Change in Control has occurred in order that the Executive may more fully focus his current efforts on expanding the Company`s business and profits without concern for his personal security in the event of a Change in Control;

WHEREAS, the Company and the Executive desire to set forth in a written agreement the terms and provisions of these protections; and

WHEREAS, the Parent Company desires to guarantee the benefits payable under this Agreement;

NOW THEREFORE, in consideration of the foregoing, the mutual covenants and agreements set forth in this Agreement, the Company and the Executive agree as follows:

Section 1.  Definitions

1.1 Affiliate. The term `Affiliate` shall mean any entity controlling, controlled by or under common control with the Company, including, but not limited to, divisions and subsidiaries of the Company.

1.2  Cause.  The term `Cause` shall include:

a. a breach of the Executive`s obligations under Section 5 hereof; or

b. the indictment of the Executive for, conviction of the Executive for, or written confession of the Executive to a misdemeanor or felony against the Company or any of its Affiliates, employees or customers, including but not limited to embezzlement or embezzlement of customer account assets, but excluding any such misdemeanor or felony related to an automobile accident.

1.3  Change in Control.  The term `Change in Control` shall include:

a. the first purchase of shares pursuant to a tender offer or exchange
(other than a tender offer or exchange by the Parent Company) for twenty-five percent (25%) or more of the Parent Company`s common stock of any class and any securities convertible into such common stock;

b. the receipt by the Parent Company of a Schedule 13D or other advice after the date of execution of this Agreement indicating that a person is the `beneficial owner` (as that term is defined in Rule 13d-3 under the Securities Exchange Act of 1934) of twenty-five percent (25%) or more of the Parent Company`s common stock of any class or any securities convertible in such common stock calculated as provided in paragraph (d) of said Rule 13d-3;

c. the date of approval by stockholders of the Parent Company of an agreement providing for any consolidation or merger of the Parent Company in which the Parent Company will not be the continuing or surviving corporation or pursuant to which shares of capital stock, of any class or any securities convertible into such capital stock, of the Parent Company would be converted into cash, securities, or other property, other than a merger of the Parent Company in which the holders of common stock of all classes of the Parent Company immediately prior to the merger would own in excess of fifty percent (50%) of the common stock of the surviving corporation immediately after the merger;

d. the date of the approval by stockholders of the Parent Company of any sale, lease, exchange, or other transfer (in one transaction or a series of related transactions) of all or substantially all the assets of the Parent Company or the Company;

e. the adoption of any plan or proposal for the liquidation (but not a partial liquidation) or dissolution of the Company or the Parent Company;

f. any transaction whereby the Company ceases to be a wholly owned subsidiary of the Parent Company;

g. any sequence of events whereby the individuals who constitute the Board of Directors of the Parent Company as of the date of this Agreement (`Incumbent Directors`) together with individuals whose election or nomination for election by the Parent Company`s shareholders was approved by a majority of the Incumbent Directors do not constitute at least seventy-five percent (75%) of the then current Board of Directors of the Parent Company; or

h. such other event as the Outside Committee Members shall, in their sole and absolute discretion, deem to be a `Change in Control.`

1.4 Company. The term `Company` shall mean First National Bank or any successor corporation or business organization which shall assume the obligations of the Company under Agreement.

1.5 Confidential Information. The term `Confidential Information` shall mean any and all information (excluding information in the public domain) which relates to the business of the Company and its Affiliates, including without limitation all information relating to the identity and/or location of all past, present and prospective customers of the Company and its Affiliates, strategic plans, financial plans, financial information, computer programs, information concerning pricing and pricing policies, marketing techniques, and methods and manner of operations.

1.6  Good Reason.  The term `Good Reason` shall include:

a. any reduction in either the current base salary or the annual bonus of the Executive;

b. any material reduction in the employee benefits and fringe benefits of the Executive;

c. any material reduction in the position, office or title of the Executive;

d. the Executive ceases to have the powers, perquisites, responsibilities or duties commensurate with being the Senior Vice President and Senior Loan Officer of a bank of comparable size to the Company;

e. the Executive ceases to report to the President and Chief Executive Officer of the Bank; or

f. the principal place of employment of the Executive is relocated to any location which is outside of a twenty (20) mile radius of the current main office of the Company in Orrville, Ohio.

1.7 Outside Committee Members. The term `Outside Committee Members` shall mean members of the Executive Committee of the Board of Directors of the Company who are not employees of the Company or an Affiliate; provided, however, that in the event of a Change in Control, `Outside Committee Members` shall mean those same individuals who were Outside Committee Members immediately prior to such Change in Control.

1.8 Parent Company. The term `Parent Company` shall mean National Bancshares Corp. or any successor corporation or business organization which shall assume the obligations of the Parent Company under Agreement.

1.9 Protection Period. The term `Protection Period` shall mean the twenty-four (24) month period after a Change in Control occurs.

1.10 Successor. The term `Successor` will include any person, firm, corporation or business entity which acquires all or substantially all of the assets or succeeds to the business of the Company.

Section 2.  Employment Terminations Which Qualify For Severance Benefits

2.1 Termination by the Company Other Than For Cause. In the event the Company terminates the Executive`s employment within the Protection Period other than for Cause, the Executive will be entitled to receive the Severance Benefits set forth in Section 4 hereof.

2.2 Voluntary Termination by the Executive With Good Reason. In the event the Executive terminates his employment within the Protection Period with Good Reason, the Executive will be entitled to receive the Severance Benefits set forth in Section 4 hereof. In order to terminate employment in accordance with this Section 2.2, an Executive must give sixty (60) days advance written notice of his impending termination of employment to the Company, specify the reason for such termination in such notice and provide the Company with an opportunity to correct the situation which he feels necessitates his termination of employment with Good Reason under this
Section 2.2.

Section 3.  Employment Terminations Which Do Not Qualify For Severance Benefits

3.1 Termination by the Company Outside the Protection Period. In the event the Company terminates the Executive`s employment outside the Protection Period, the Executive will not be entitled to receive the Severance Benefits set forth in Section 4 hereof. The Executive shall, however, comply with the provisions of Section 5 hereof. The Company may, in its sole discretion, provide some form or amount of severance benefits to the Executive in such circumstances as the Company shall, in its sole discretion, determine.

3.2  Voluntary Termination by the Executive Outside the Protection Period.
In the event the Executive terminates his employment outside the Protection Period, the Executive will not be entitled to receive the Severance Benefits set forth in Section 4 hereof. The Executive shall, however, comply with the provisions of Section 5 hereof.

3.3 Termination by the Company For Cause. In the event the Company terminates the Executive`s employment for Cause (whether before or after a Change in Control), the Executive will not be entitled to receive the Severance Benefits set forth in Section 4 hereof. The Executive shall, however, comply with the provisions of Section 5 hereof. Cause will be determined by the Outside Committee Members in the exercise of good faith and reasonable judgment.

3.4 Voluntary Termination by the Executive Other Than For Good Reason. In the event the Executive terminates his employment other than for Good Reason (whether before or after a Change in Control), the Executive will not be entitled to receive the Severance Benefits set forth in Section 4 hereof. The Executive shall, however, comply with the provisions of Section 5 hereof.

Section 4.  Severance Benefits

In the event that the Company shall terminate the employment of the Executive as described in Section 2.1 hereof, or in the event the Executive terminates his employment as described in Section 2.2 hereof, the Company will, in lieu of any other severance which may otherwise be payable:

a. Continue to pay to the Executive, for the twenty four (24) months following his termination of employment, his monthly base salary at the rate in effect as of the date of such termination in accordance with the Company`s normal payroll practices.

b. Throughout the twenty four (24) months following his termination of employment, continue the normal fringe benefits and perquisites being provided to the Executive immediately prior to his termination of employment, including but not limited to life insurance and health care benefits coverage, in the same amounts and at the same cost to the Executive as was applicable prior to the Change in Control; provided, however, that in the event the Executive begins to receive comparable fringe benefits and perquisites (determined at the sole discretion of the Outside Committee Members) from a subsequent employer during such period, the Company may immediately terminate such fringe benefits and perquisites. Coverage under the Company`s health care benefits plan will be in lieu of health care continuation under the Consolidated Omnibus Budget Reconciliation Act (`COBRA`) for periods such coverage is in effect under this Agreement.

c. Pay to the Executive in cash an amount equal to the matching and discretionary contributions which would have been made by the Company under any qualified and nonqualified 401(k), profit sharing, savings or retirement plan of the Company or an Affiliate during the period described in paragraph a of this Section 4 if the Executive made 401(k) contributions and the Company made matching and discretionary contributions during such period at the same rate as the Executive and the Company made such contributions during the twelve (12) month period immediately prior to the Change of Control. Such amounts shall be paid to the Executive on the same days that the salary is payable to him under paragraph a. above.

d. Pay for the costs of outplacement services actually used by the Executive; provided, however, that the total fee paid for such services will be limited to an amount equal to ten percent (10%) of the Executive`s annual base salary rate as of the effective date of his termination of employment.

e. Continue to be obligated to pay when due all other benefits to which the Executive has a vested right according to the provisions of any applicable retirement or other benefit plan or program.

Section 5.  Covenants

5.1 Disclosure or Use of Information. The Executive will at all times during and after the period of his employment by the Company keep and maintain the confidentiality of all Confidential Information and will not at any time either directly or indirectly use such Confidential Information for his own benefit or otherwise divulge, disclose or communicate such Confidential Information to any person or entity in any manner whatsoever other than employees or agents of the Company or its Affiliates who have a need to know such Confidential Information and then only to the extent necessary to perform their responsibilities on behalf of the Company or its Affiliates.

5.2 Co-operation. During the term of his employment and for a period of two (2) years following his termination of employment, the Executive will not attempt to induce any employee of the Company or an Affiliate to terminate his or her employment with the Company or an Affiliate nor will he take any action with respect to any of the customers of the Company and its Affiliates which would have or might be likely to have an adverse effect upon the business of the Company and its Affiliates. Executive hereby agrees not to make any statement or take any action, directly or indirectly, that will disparage or discredit the Company and its Affiliates, their Officers, Directors of the Company, their employees or any of their products or services, or in any way damage their reputation or ability to do business or conduct their affairs. Executive agrees that subsequent to his termination of employment he will, in conjunction with a Company request, reasonably co-operate with the Company in connection with transition matters, disputes and litigation matters upon reasonable notice, at reasonable times, and will be paid or reimbursed for reasonable expenses incurred by the Executive relating to such matters.

5.3 Non-Competition. The Executive agrees that, in the event his employment with the Company terminates prior to a Change in Control for any reason, he will not for one year after his date of termination of employment, directly or indirectly, work or otherwise perform services for a financial institution or any affiliate of a financial institution which has a branch or location within a twenty (20) mile radius of the main office of the Company located at 112 West Market St. Orrville, Ohio 44667; except that the Executive may work or perform services for such a financial institution provided that his place of employment is outside of a twenty (20) mile radius of the Company and provided further that the Executive does not have any direct or indirect control, oversight, supervision or involvement with the operations which are conducted by any of the branches or locations which are within a twenty (20) mile radius of the main office of the Company and does not have any customer contact or solicit customers, potential customers or business located within a twenty (20) mile radius of the main office of the Company. This provision will have no force or effect if the employment of the Executive terminates subsequent to a Change in Control.

The Executive understands that the foregoing restrictions of this Section 5.3 may limit his ability to engage in certain business pursuits, but acknowledges that the protections of this Agreement for the Executive justify such restrictions. The Executive acknowledges that he understands the effect of the provisions of this Section 5.3, that he has had reasonable time to consider the effect of these provisions, and that he was encouraged to and had an opportunity to consult an attorney with respect to these provisions. The Company and the Executive consider the restrictions contained in this
Section 5.3 to be reasonable and necessary. Nevertheless, if any aspect of these restrictions is found to be unreasonable or otherwise unenforceable by a Court of competent jurisdiction, the parties intend for such restrictions to be modified by such Court so as to be reasonable and enforceable and, as so modified by the Court, to be fully enforced.

5.4 Injunctive Relief. In the event of a breach or threatened breach of any of the provisions of this Section 5 by the Executive, the Executive and the Company agree that the Company will be entitled to preliminary and permanent injunctive relief, without bond or security, sufficient to enforce the provisions thereof. In addition, the Company will be entitled to pursue such other remedies at law or in equity as it deems appropriate.

Section 6.  Miscellaneous

6.1 Successors. This Agreement is personal to the Executive and will not be assignable by him without the prior written consent of the Outside Committee Members. This Agreement will be assigned or transferred to and will be binding upon and inure to the benefit of any Successor of the Company.

6.2 Entire Agreement. This Agreement supersedes any prior agreements or understandings, oral or written, between the Executive and the Company with respect to the subject matter hereof and constitutes the entire agreement of the parties with respect thereto.

6.3 Administration. The provisions of this Agreement shall be administered by the Outside Committee Members. The Outside Committee Members shall have the sole discretion to make all determinations which may be necessary or advisable for the administration of this Agreement. Any action expressed from time to time by a vote at a meeting, or expressed in writing, after notice to all Outside Committee Members, may be done by a majority of the Outside Committee Members; and such action shall have the same effect for all purposes as if assented to by all the Outside Committee Members.

6.4 Appeals Procedure. Any disputes arising under this Agreement with regard to any determination made by the Company or the Outside Committee Members under this Agreement, including but not limited to any dispute with regard to the denial of Severance Benefits to the Executive, may be appealed to the Outside Committee Members by the Executive. The Executive, or any authorized representative of the Executive, may upon written notice to the Outside Committee Members within sixty (60) days after any such determination or denial request a review by the Outside Committee Members of any such determination or denial. Such review may be made by written briefs submitted by the Executive and the Outside Committee Members or at a hearing, or by both, as shall be deemed necessary by the Outside Committee Members. Any hearing shall be held in the Corporate Headquarters of the Company, unless the Outside Committee Members shall specify otherwise. The date and time of any such hearing shall be designated by the Outside Committee Members upon not less than seven (7) days` notice to the Executive unless the Executive accepts shorter notice. The Outside Committee Members shall make every effort to schedule the hearing on a day and at a time which is convenient to the Executive. The Outside Committee Members may, in their sole discretion, establish such rules of procedure as it may deem necessary or advisable for the conduct of any such review or of any such hearing.
After the review has been completed, the Outside Committee Members shall render a decision in writing, a copy of which shall be sent to the Executive. In rendering their decision, the Outside Committee Members shall have full power and discretion to interpret this Agreement, to resolve ambiguities, inconsistencies and omissions, to determine any question of fact, to determine the right to Severance Benefits, and the amount of Severance Benefits, if any, payable to, the Executive in accordance with the provisions of this Agreement. Such decision shall set forth the specific reason or reasons for the decision and the specific provisions of this Agreement upon which the decision is based. There shall be no further appeal from a decision rendered by a quorum of the Outside Committee Members. Any determination made by the Outside Committee Members as a result of an appeal shall be final and binding in all respects upon the Company, the Parent Company and the Executive.

6.5 Modification. This Agreement will not be varied, altered, modified, canceled, changed, or in any way amended except by mutual agreement in a written instrument executed by either two (2) officers of the Company on behalf of the Board of Directors of the Company or, in the event a Change in Control has occurred, by the Outside Committee Members, and by the Executive, or by their legal representatives.

6.6 Tax Withholding. The Company may withhold from any benefits payable under this Agreement all federal, state, city, or other taxes as may be required pursuant to any law or governmental regulation or ruling.

6.7 Governing Law. To the extent not preempted by federal law, the provisions of this Agreement will be construed and enforced in accordance with the laws of the State of Ohio.

6.8 Section 280(G) Limit. Notwithstanding anything contained in this Agreement to the contrary, in the event the Company experiences a change described in Section 280G(b)(2)(A)(i) of the Internal Revenue Code, the amounts payable to the Executive under this Agreement which are contingent on such change shall not exceed an amount which, when added to the present value of all other amounts which are payable to him under other plans and programs of the Company, shall cause the total present value of all such amounts to equal one dollar ($1.00) less than three (3) times the base amount (as described in Section 280G(b)(3) of the Internal Revenue Code.)

If the Internal Revenue Service subsequently asserts that the amounts payable to the Executive under this Agreement give rise to an excise tax under
Section 4999 of the Internal Revenue Code and the Executive co-operates with the Company in appealing the determination of the Internal Revenue Service through whatever level of administrative or judicial appeals is deemed appropriate by the Company, the Company shall indemnify the Executive for all costs of challenging the determination that the excise tax applies to payments hereunder including any administrative costs, court costs, attorney fees, and accounting fees, whether incurred by the Company or incurred by the Executive.

6.9 Reimbursement of Legal Fees. In the event that the Executive brings an action in a court of law to enforce any provision of this Agreement and prevails in such action in any respect, the Company shall reimburse the Executive for his attorney fees and expenses and any other fees and expenses incurred by the Executive in connection with such cause of action or in connection with the enforcement of this Agreement against the Company.

IN WITNESS WHEREOF, the Executive and the Company have executed this Agreement as of the day and year first above written.

First National Bank

By:	/s/ David C. Vernon
	President and CEO

And:	/s/ Thomas R. Poe
	Executive


The Parent Company hereby guarantees the benefits payable under this Agreement as of the day and year first above written.

National Bancshares Corp.

By:	/s/ David C. Vernon
	President and CEO

And:	/s/ Thomas R. Poe
	Executive

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


Date: November 16, 2009


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


Date: November 16, 2009


					/s/James R. VanSickle
					James R. VanSickle, Chief Financial
					Officer

Exhibit 32


		SECTION 1350 CERTIFICATION OF QUARTERLY REPORT ON FORM 10-Q

				            OF

			      NATIONAL BANCSHARES CORPORATION

		       FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009

The undersigned are the President and Chief Financial Officer of National Bancshares Corporation (the ~Registrant~). This Certification is made pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This
Certification accompanies the Quarterly Report on Form 10-Q of the Registrant for the quarterly period ended September 30, 2009.

We certify that such Quarterly Report on Form 10-Q fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in such 10-Q Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.


This Certification is executed as of November 16, 2009
							/s/ David C. Vernon
					                David C. Vernon,
							President and
					                Chief Executive
							Officer



					               /s/ James R. VanSickle
			                               James R. VanSickle,
						       Chief Financial
						       Officer