Form 10-K
period 2009-12-31
NATIONAL BANCSHARES CORP /OH/
filed 2010-03-30
CIK 790362

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934 for the fiscal year ended:
December 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant`s knowledge, in definitive proxy or information statements incorporated by reference in
Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of `large accelerated filer,` `accelerated filer,` and `smaller reporting company` in Rule 12b-2 of the Exchange Act.
Large accelerated filer [ ]		Accelerated filer [ ]
Non-accelerated filer [ ]               Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant`s most recently completed second fiscal quarter: Based on the average of the bid and asked prices on June 30, 2009, the aggregate market value of National Bancshares Corporation stock held by non-affiliates was $27,810,522.

Indicate the number of shares outstanding of each of the registrant`s classes of common stock as of the latest practicable date: National Bancshares Corporation`s only class is common stock, without par value, of which 2,205,973 shares were outstanding on March 5, 2010.

Documents Incorporated by Reference

Portions of the registrant`s annual report to shareholders for the fiscal year ended December 31, 2009 are incorporated by reference in Part II. Portions of the registrant`s definitive proxy statements for the 2010 Annual Meeting of Shareholders are incorporated by reference in Part III of this report.

Table of Contents
Part I						Page
Item 1		Business			2
Item 1B		Unresolved Staff Comments	15
Item 2		Properties			16
Item 3		Legal Proceedings		17
Item 4		Submission of Matters to a
		Vote of Security Holders	17
Part II
Item 5		Market for Registrant`s
		Common Equity, Related
		Stockholder Matters and
		Issuer Purchases of Equity
		Securities			18
Item 6		Selected Financial Data		18
Item 7		Management`s Discussion
		and Analysis of Financial
		Condition and Results of
		Operations			18
Item 7A		Quantitative and Qualitative
		Disclosures About Market Risk	18
Item 8		Financial Statements and
		Supplementary Data		19
Item 9		Changes in and Disagreements
		with Accountants on Accounting
		and Financial Disclosure	19
Item 9A		Controls and Procedures		19
Item 9B		Other Information		19
Part III
Item 10		Directors, Executive Officers
		and Corporate Governance	20
Item 11		Executive Compensation		21
Item 12		Security Ownership of Certain
		Beneficial Owners and
		Management and Related
		Stockholder Matters		21
Item 13		Certain Relationships and
		Related Transactions, and
		Director Independence		21
Item 14		Principal Accountant Fees
		and Services			21
Part IV
Item 15		Exhibits and Financial
		Statement Schedules		22
Signatures					24

ITEM 1  BUSINESS

Forward-looking Statements. This document contains forward-looking statements ~ as that term is defined in the Private Securities Litigation Reform Act of 1995 ~ about National Bancshares Corporation (`National Bancshares`) and its subsidiary First National Bank. Information incorporated in this document by reference, future filings by National Bancshares on Form 10-Q and Form 8-K, and future oral and written statements by National Bancshares and its management may also contain forward-looking statements. Forward-looking statements include statements about anticipated operating and financial performance, such as loan originations, operating efficiencies, loan sales, charge-offs and loan loss provisions, growth opportunities, interest rates and deposit growth. Words such as `may,` `could,` `should,` `would,` `believe,` `anticipate,` `estimate,` `expect,` `intend,` `project,` `plan,` and similar expressions are intended to identify these forward-looking statements.

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

Company Milestones. National Bancshares and First National Bank`s history spans more than 125 years. Some of the milestones are:

1881	First National Bank is chartered under the name `Orrville Banking
         Company`
1902	the Bank`s name is changed to `Orrville National Bank`
1933	the Bank is reorganized and renamed the `National Bank of Orrville`
1965	the Bank opens its first branch at 1320 West High Street, Orrville, Ohio
1968	the Bank merges with the First National Bank of Dalton, becoming
         `First National Bank Orrville-Dalton`
1969	the Bank merges with the Bank of Mt. Eaton Company

1972	the Bank merges with the Farmers and Merchants Bank Company of
         Smithville and renamed to `First National Bank`
1975	the Bank opens its Midway office in Apple Creek
1986	National Bancshares Corporation becomes the holding company for
         First National Bank on June 2
1989	the Bank enters Medina County with the purchase of its Lodi office
1994	the Bank establishes its second Medina County office with the purchase of the Seville office
1999	the Bank opens its Cleveland Road office in the city of Wooster
2002	the acquisition of Peoples Financial Corporation and its subsidiary,
         Peoples Federal Savings and Loan Association of Massillon, is completed, adding three more banking offices, our first offices in Stark County
2005	the Bank closes its Marketplace office in Massillon and opens its
         Burbank Road office in Wooster
2006	First National Bank celebrates its 125 year anniversary
2009	the Bank opens an office in Summit County, located at 3085 West Market
         Street in Fairlawn, Ohio

Market Area. National Bancshares` sole banking subsidiary is First National Bank (`Bank`). The Bank operates 14 offices in Wayne, Medina, Stark and Summit Counties. Wayne County generally, and more specifically the city of Orrville and its other municipalities in the northeastern quadrant of Wayne County, constitutes the geographic center of the Bank`s market, extending from there to most of Wayne County, the southern portion of Medina County and southwestern part of Summit County to the north, western Stark County to the east, and the northeastern portion of Holmes County to the south. With their dense urban populations and wide-ranging industries, including many service, manufacturing, retail and other establishments of all sizes, the cities of Cleveland in Cuyahoga County, Akron in Summit County, and Canton in Stark County lie in a crescent just beyond the northern and eastern ends of the Bank`s market area. The Bank occupies a much more rural area with a significantly lower population density and less industrial diversity, and with a significantly higher proportion of small farm and related agricultural enterprises. Wayne County is largely rural. Holmes County is virtually entirely rural, with a large percentage of Amish and Mennonite inhabitants. The portions of Stark and Medina Counties occupied by the Bank are somewhat less urban than the remainder of the historically urban and industrial Stark County and the remainder of Medina County, which has been growing very rapidly for many years because of its increasingly close association with urban centers in Cleveland and Akron.

The April 2002 merger with Peoples Federal Savings and Loan Association of Massillon added three offices in western Stark County ~ all located in Massillon ~ to the Bank`s 11 offices in Wayne and Medina Counties. First National Bank had already been serving western Stark County, but without a branch presence. Massillon is the largest urban center in the Bank`s market, with a population of slightly more than 32,300 according to the 2007 estimate by Ohio Department of Development (www.odod.state.oh.us/research) data, followed by Wooster in Wayne County, with a population of approximately 26,000, and the city of Orrville in Wayne County, with a population just under 8,500. The total population of the Bank`s market area is estimated to be between 175,000 and 225,000, but a more precise figure is difficult to determine because the Bank`s market area does not necessarily correspond with the geographic and political boundaries employed when population data are compiled and reported. Of the counties that make up the Bank`s market area, Holmes, Medina and Wayne benefit from an unemployment rate that is less than the state average, which was 10.7% according to 2009 Ohio Department of Job and Family Services (available at lmi.state.oh.us). The unemployment rates at December 2009 are 9.9% in Wayne County, 8.2% in Medina County, and
7.4% in Holmes County. Meanwhile, Stark County had an unemployment rate of 12.2% at December 2009.

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

The dominant institutions in Wayne, Stark, Medina and Summit Counties are offices of significantly larger banking institutions, some of which have a statewide, multi-state, and even national presence. These competitors are more geographically diversified than First National Bank, meaning they are less vulnerable to adverse changes in our local economy. Likewise, some competitors are not subject to the same kind and amount of regulatory restrictions and supervision to which a national bank is subject. Because First National Bank is smaller than many commercial lenders in its market, occasionally, we are prevented from making commercial loans in amounts competitors can offer. First National Bank accommodates loan volumes in excess of its lending limits from time to time through the sale of loan participations to other banks.

The share of deposits held by a particular banking institution relative to all other banking institutions in a particular market is not the only, but it is perhaps the most readily identifiable, indicator of a bank`s market share. As a percent of all deposits held by FDIC-insured banks and savings associations in the county, according to FDIC data available on the FDIC`s website (www.fdic.gov) one institution had a market share exceeding 18% in all three counties as of June 30, 2008. Based on the FDIC`s June 30, 2009 deposit data, First National Bank had a 12.99% share of deposits in Wayne County (ranking 4th of 12 FDIC-insured institutions), 0.91% in Stark County (11th of 16), and 1.13% in Medina County
(14th of 18). The Summit County office located in Fairlawn, Ohio was opened on May 29, 2010. We have no offices in Holmes County.

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

A significant portion of the Bank`s lending consists of origination of conventional loans secured by 1-4 family real estate located in the Bank`s market area. The Bank`s residential mortgage loans generally are originated with loan documentation permitting sale to Federal Home Loan Mortgage Corporation.

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

Loans and extensions of credit to a single borrower may not exceed 15% of capital, often referred to as the `legal lending limit` or `loans-to-one-borrower limit.` But an additional margin of 10% of capital is permitted for loans fully secured by readily marketable collateral.
The Bank can accommodate loan volumes exceeding the legal lending limit by selling participation interests in loans to other banks. As of December 31, 2009, the Bank`s legal lending limit for loans to a single borrower was approximately $4.0 million.

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

Investments ~ Investment securities provide a return on residual funds after lending activities. Investments may be in corporate securities, U.S. Government and agency obligations, state and local government obligations and mortgage-backed securities. The Bank generally does not invest in securities that are rated less than investment grade by a nationally recognized statistical rating organization. All securities-related activity is reported to the Bank`s board of directors. General changes in investment strategy are required to be reviewed and approved by the board. The President & Chief Executive Officer can purchase and sell securities in accordance with the Bank`s stated Investment Policy.

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

Borrowings. Deposits and repayment of loan principal are the Bank`s primary sources of funds for lending activities and other general business purposes. However, when the supply of lendable funds or funds available for general business purposes cannot satisfy the demand for loans or general business purposes, the Bank can obtain funds from the Federal
Home Loan Bank (FHLB) of Cincinnati. In addition to borrowing from the FHLB on a term-loan basis, the Bank has a line of credit with the FHLB that allows the Bank to borrow in an amount based on a percentage of the Bank`s pledged eligible mortgages. All or substantially all of the Bank`s mortgage loans are pledged to the FHLB. As of December 31, 2009, the Bank had additional borrowing capacity of approximately $4.6 million from the FHLB. Interest is payable monthly, and the line of credit is secured by a blanket pledge collateral agreement. First National Bank also has access to credit through the Federal Reserve Bank of Cleveland and other funding sources.

Personnel ~ As of December 31, 2009, First National Bank had 101 full-time equivalent employees. A collective bargaining group represents none of the employees. Management considers its relations with employees to be excellent.

Minority Ownership of a Title Insurance Agency ~ First National Bank owns 49% of the stock of First Kropf Title, L.L.C., a title insurance agency whose majority owner is Kropf, Wagner, Lutz and VanSickle, L.L.C., a law firm in which a director and Chairman of the Board of Directors of National Bancshares and the Bank ~ Mr. John W. Kropf ~ is an owner.
In many mortgage transactions, the Bank selects the firm that will provide title insurance services, but the mortgage borrower ordinarily pays the costs. First Kropf Title, L.L.C. is not the only title insurance agency used by the Bank, but First Kropf Title, L.L.C. derives all or substantially all of its business through referrals from the Bank.

Available Information ~ The Company makes available, free of charge, through the Investor Relations section of its Internet website at www.discoverfirstnational.com, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after the Company electronically files such reports with or furnishes them to the Securities and Exchange Commission. Also the Company`s Corporate Governance and Nominating Committee Charter and Audit Committee Charter are available under the Investor Relations section on its website.

Supervision and Regulation

The following discussion of bank supervision and regulation is qualified in its entirety by reference to the statutory and regulatory provisions discussed. Changes in applicable law or in the policies of various regulatory authorities could affect materially the business and prospects of National Bancshares and the Bank.

National Bancshares is a bank holding company within the meaning of the Bank Holding Company Act of 1956. As such, National Bancshares is subject to regulation, supervision, and examination by the Board of Governors of the Federal Reserve System (Federal Reserve), acting primarily through the Federal Reserve Bank of Cleveland. National Bancshares is required to file annual reports and other information with the Federal Reserve. First National Bank is a national bank, regulated primarily by the Office of the Comptroller of the Currency (`OCC`) and secondarily by the FDIC.

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

The Federal Deposit Insurance Corporation Improvement Act of 1991 expanded significantly the authority of federal agencies to regulate the activities of federally chartered and state-chartered financial institutions and their holding companies. The Federal Reserve and the FDIC have extensive authority to prevent and to remedy unsafe and unsound practices and violations of applicable laws and regulations by institutions and holding companies. The agencies may assess civil money penalties, issue cease-and-desist or removal orders, seek injunctions, and publicly disclose those actions.

Temporary Liquidity Guarantee Program. On October 14, 2008, the FDIC announced a new program ~ the Temporary Liquidity Guarantee Program (`TLGP`) that provides unlimited deposit insurance on funds in non-interest bearing transaction deposit accounts not otherwise covered by the existing deposit insurance limit of $250,000. Such non-interest bearing transaction deposit accounts are initially insured at no cost to the institution for 30 days, with coverage continuing through June 30, 2010 at a 10 bps fee on deposit amounts in excess of $250,000. Eligible institutions were able to opt-out on or before December 5, 2008. The Bank did not elect to opt-out of the unlimited deposit insurance provided under the TLGP. Also under TLGP, newly issued senior unsecured debt issued on or before June 30, 2009 was fully insured in the event the issuing institution subsequently fails, or its holding company files for bankruptcy. The Bank has elected not to participate in the debt guarantee portion of this program.

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

Additionally, the Bank Holding Company Act, the Change in Bank Control
Act and the Federal Reserve`s Regulation Y require advance approval of the Federal Reserve to acquire `control` of a bank holding company. Control is conclusively presumed to exist if an individual or company acquires 25% or more of a class of voting securities of the bank holding company. If the holding company has securities registered under Section 12 of the Securities Exchange Act of 1934, as National Bancshares does, or if no other person owns a greater percentage of the class of voting securities, control is rebuttably presumed to exist if a person acquires 10% or more, but less than 25%, of any class of voting securities.

Nonbanking Activities.  With some exceptions, the Bank Holding Company
Act has for many years also prohibited a bank holding company from acquiring or retaining direct or indirect ownership or control of more than 5% of the voting shares of any company that is not a bank or bank holding company, or from engaging directly or indirectly in activities other than those of banking, managing or controlling banks, or providing services for its subsidiaries. The principal exceptions to these prohibitions involve non-bank activities that, by statute or by Federal Reserve regulation or order, are held to be closely related to the business of banking or of managing or controlling banks. In making its determination that a particular activity is closely related to the business of banking, the Federal Reserve considers whether the performance of the activities by a bank holding company can be expected to produce benefits to the public ~ such as greater convenience, increased competition, or gains in efficiency in resources ~ that will outweigh the risks of possible adverse effects such as decreased or unfair competition, conflicts of interest, or unsound banking practices. Some of the activities determined by Federal Reserve regulation to be closely related to the business of banking are: making or servicing loans or leases; engaging in insurance and discount brokerage activities; owning thrift institutions; performing data processing services; acting as a fiduciary or investment or financial advisor; and making investments in corporations or projects designed primarily to promote community welfare.

Financial Holding Companies. On November 12, 1999 the Gramm Leach Bliley Act became law, repealing much of the 1933 Glass-Steagall Act`s separation of the commercial and investment banking industries and permitting bank holding companies to become financial holding companies and affiliate with securities firms and insurance companies, as well as engage in other activities that are financial in nature. The Gramm Leach Bliley Act expands the range of nonbanking activities a bank holding company may engage in, while preserving existing authority for bank holding companies to engage in activities that are closely related to banking. The new legislation creates a new category of holding company called a `financial holding company.` If each of a bank holding company`s subsidiary banks is well capitalized under regulatory prompt corrective action provisions, is well managed, and has at least a satisfactory rating under the Community Reinvestment Act, the bank holding company may become a financial holding company by filing a declaration that the bank holding company wishes to become a financial holding company. No regulatory approval is necessary for a financial holding company to acquire a company ~ other than a bank or savings association ~ engaged in activities that are financial in nature or incidental to activities that are financial in nature, as determined by the Federal Reserve. Financial holding companies may engage in any activity that is ~

~ financial in nature or incidental to that financial activity, or ~ complementary to a financial activity and that does not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally.

Activities that are financial in nature include ~

~ acting as principal, agent, or broker for insurance, ~ underwriting, dealing in, or making a market in securities, and ~ providing financial and investment advice.

The Federal Reserve and the Secretary of the Treasury have authority to decide that other activities are also financial in nature or incidental to financial activity, taking into account changes in technology, changes in the banking marketplace, competition for banking services, and so on. The Federal Reserve has authority under Rule 225.83
(12 CFR 225.83) to prohibit a company from exercising the enhanced powers of a financial holding company if the Federal Reserve determines that the company`s bank subsidiary is not well capitalized or well managed. National Bancshares is and has been engaged solely in activities that were permissible for a bank holding company before enactment of the Gramm Leach Bliley Act.

Holding Company Capital and Source of Strength. The Federal Reserve considers the adequacy of a bank holding company`s capital on essentially the same risk-adjusted basis as capital adequacy is determined by the
 FDIC at the bank subsidiary level. It is also Federal Reserve policy that bank holding companies serve as a source of strength for their subsidiary banking institutions, committing resources to subsidiary banks when necessary. A holding company might be compelled to provide support to a subsidiary bank when the holding company does not have the resources to provide it. Additionally, the National Bank Act gives the OCC authority to assess a national bank`s stockholders (or the bank`s holding company) if the bank`s capital becomes impaired. 12 U.S.C. 55.
If the stockholders (or holding company) fail to pay the assessment within three months, the OCC could order the sale of the bank`s stock to cover the deficiency.

Under Bank Holding Company Act section 5(e), the Federal Reserve may require a bank holding company to terminate any activity or relinquish control of a nonbank subsidiary if the Federal Reserve determines that the activity or control constitutes a serious risk to the financial safety, soundness, or stability of a subsidiary bank. And with the Federal Deposit Insurance Corporation Improvement Act of 1991`s addition of the prompt corrective action provisions to the Federal Deposit Insurance Act, section 38(f)(2)(I) of the Federal Deposit Insurance Act now provides that a federal bank regulatory authority may require a bank holding company to divest itself of an undercapitalized bank subsidiary if the agency determines that divestiture will improve the bank`s financial condition and prospects.

Deposit Insurance. The FDIC insures the deposits of the Bank to the extent provided by law. Prior to 2007, under the FDIC`s risk-based insurance system, depository institutions were assessed premiums based upon the institution`s capital position and other supervisory factors. Effective January 1, 2007, the FDIC began using a new approach to assess premiums. The FDIC places each depository institution in one of four risk categories using a two-step process based first on capital ratios
(the capital group assignment) and then on other relevant information
(the supervisory group assignment). Within the lowest risk category, known as Risk Category I, rates will vary based on each institution`s CAMELS component ratings, certain financial ratios (for most institutions), and long-term debt issuer ratings (for large institutions that have such a rating). In 2009, rates ranged between 7 and 77.5 cents per $100 in assessable deposits depending on the risk category to which an insured depository institution was assigned. Institutions in Risk Category I were charged a rate between 7 and 24 cents per $100 in assessable deposits in 2009. The FDIC premium assessment rates have increased dramatically for the first quarter of 2009 and are anticipated to remain at increased levels for the next several years.

On February 8, 2006, the Federal Deposit Insurance Reform Act of 2005 (the `Reform Act`) was signed into law as part of the Deficit Reduction Act of 2005. Among other provisions, the Reform Act provided for the merger of the two insurance funds, Bank Insurance Fund (BIF) and Savings Association Insurance Fund (SAIF), into a new single deposit insurance fund, Deposit Insurance Fund (DIF). Prior to the merger of BIF and SAIF, the Bank`s primary insurance fund for deposits was BIF. Among other things, the Reform Act provides for the (i) modification of assessments under the risk-based assessment system, (ii) replacement of a fixed designated reserve ratio with a reserve range between 1.15% of estimated insured deposits and 1.5% of estimated insured deposits, and (iii) payment by the FDIC of dividends when certain reserve ratios exceed certain thresholds. Because of recent depository institution failures, the DIF reserve ratio fell significantly below 1.15%. The Reform Act requires that the FDIC create and implement a plan to restore the reserve ratio to at least 1.15% within five years.

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

On May 22, 2009, the FDIC adopted a rule designed to replenish the deposit insurance fund. This rule established a special assessment of five basis points on each FDIC-insured depository institution`s assets minus its Tier 1 capital with a maximum assessment not to exceed 10 bps of an institution`s domestic deposits. This special assessment was calculated based on asset levels at June 30, 2009, and was collected on September 30, 2009. The Corporation recorded an expense of $162,382 in 2009 in connection with this assessment.

Insured depository institutions are further assessed premiums for Financing Corporation (`FICO`) bond debt service. The FICO assessment rate for DIF in 2009 ranged between a high of 1.14 basis points for the first quarter to a low of 1.02 for the fourth quarter. For the first quarter of 2010, the FICO assessment rate for DIF is 1.06 basis points resulting in a premium of $0.0106 per $100 of DIF-eligible deposits.

On November 17, 2009, the FDIC issued a final rule that required insured institutions to prepay on December 30, 2009 their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012. For the fourth quarter of 2009 and for all of 2010, the prepaid assessment rate was based on each institution`s total base assessment rate for the third quarter of 2009, modified to assume that the assessment rate in effect on September 30, 2009 had been in effect for the entire third quarter of 2009. The prepaid assessment rates for 2011 and 2012 are equal to the modified third quarter of 2009 total base assessment rate plus three bps adjusted quarterly for an estimated five percent annual growth rate in the assessment base through the end of 2012. As the prepayment related to future periods, it was recorded in other assets for financial reporting purposes and will be recognized as expense over the coverage period.

In November 2009, the Federal Reserve issued amendments to Regulation E, which implement the Electronic Fund Transfer Act (Regulation E). The new rules have a compliance date of July 1, 2010. These amendments change, among other things, the way we and other banks may charge overdraft fees; by limiting our ability to charge an overdraft fee for ATM and one-time debit card transactions that overdraw a consumer`s account, unless the consumer affirmatively consents to the bank`s payment of overdrafts for those transactions. Changes to our overdraft practices will negatively impact future service charge revenue primarily in Deposits.

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

Current risk-based capital guidelines require bank holding companies with more than $500 million in total assets and all banks to maintain a minimum risk-based total capital ratio equal to 8% and a Tier 1 capital ratio of 4%. Intangibles other than readily marketable mortgage servicing rights are generally deducted from capital. Tier 1 capital includes stockholders` equity, qualifying perpetual preferred stock (within limits and subject to conditions, particularly if the preferred stock is cumulative preferred stock), and minority interests in equity accounts of consolidated subsidiaries, less intangibles, identified losses, investments in securities subsidiaries, and certain other assets.
Tier 2 capital includes the allowance for loan losses, up to a maximum of 1.25% of risk-weighted assets, any qualifying perpetual preferred stock exceeding the amount includable in Tier 1 capital, mandatory convertible securities, and subordinated debt and intermediate term preferred stock, up to 50% of Tier 1 capital. The OCC`s evaluation of an institution`s capital adequacy takes into account a variety of other factors as well, including interest rate risks to which the institution is subject, the level and quality of an institution`s earnings, loan and investment portfolio characteristics and risks, risks arising from the conduct of nontraditional activities, and a variety of other factors.

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

The banking agencies have also established a minimum leverage ratio of 3%, which represents Tier 1 capital as a percentage of total assets, less intangibles. However, for all but the most highly rated banks and bank holding companies, the banking agencies expect an additional margin of at least 100 to 200 basis points. At December 31, 2009, the bank was in compliance with all regulatory capital requirements. Actual and required capital amounts and ratios are presented elsewhere, specifically in
Note 14 of National Bancshares`s audited financial statements for the year ended December 31, 2009.

Prompt Corrective Action. To resolve the problems of undercapitalized institutions and to prevent a recurrence of the banking crisis of the 1980s and early 1990s, the Federal Deposit Insurance Corporation Improvement Act of 1991 established a system known as `prompt corrective action.` Under the prompt corrective action provisions and implementing regulations, every institution is classified into one of five categories, depending on its total risk-based capital ratio, its Tier 1 risk-based capital ratio, its leverage ratio, and subjective factors. The categories are `well capitalized,` `adequately capitalized,` `undercapitalized,` `significantly undercapitalized` and `critically undercapitalized.`
A financial institution`s operations can be significantly affected by its capital classification. For example, an institution that is not `well capitalized` generally is prohibited from accepting brokered deposits and offering interest rates on deposits higher than the prevailing rate in its market, and the holding company of any undercapitalized institution must guarantee, in part, aspects of the institution`s capital plan. Financial institution regulatory agencies generally are required to appoint a receiver or conservator shortly after an institution enters the category of weakest capitalization.
The Federal Deposit Insurance Corporation Improvement Act of 1991 also authorizes the regulatory agencies to reclassify an institution from one category into a lower category if the institution is in an unsafe or unsound condition or engaging in an unsafe or unsound practice. Undercapitalized institutions are required to take specified actions to increase their capital or otherwise decrease the risks to the federal deposit insurance funds.

Limits on Bank Dividends to the Holding Company. National Bancshares`s ability to obtain funds for the payment of dividends and for other cash requirements depends on the amount of dividends that may be paid to it by the Bank. Under the National Bank Act and OCC Rule 5.64, without OCC approval a national bank may not pay a cash dividend if the amount of the dividend exceeds retained net income for the year and for the two preceding years (after any required transfers to surplus). A national bank`s ability to pay dividends may be affected also by the OCC`s capital maintenance requirements. Moreover, regulatory authorities may prohibit banks and bank holding companies from paying dividends if payment of dividends would constitute an unsafe and unsound banking practice.

A 1985 policy statement of the Federal Reserve declares that a bank holding company should not pay cash dividends on common stock unless the organization`s net income for the past year is sufficient to fully fund the dividends and the prospective rate of earnings retention appears consistent with the organization`s capital needs, asset quality, and overall financial condition.

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

Community Reinvestment Act.  Under the Community Reinvestment Act of
1977 (`CRA`) and implementing regulations of the banking agencies, a financial institution has a continuing and affirmative obligation ~ consistent with safe and sound operation ~ to respond to the credit needs of its entire community, including low- and moderate-income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions, nor does it limit an institution`s discretion to develop the types of products and services it believes are best suited to its particular community. The CRA requires that bank regulatory agencies conduct regular CRA examinations and provide written evaluations of institutions` CRA performance. The CRA also requires that an institution`s CRA performance rating be made public. CRA performance evaluations are based on a four-tiered rating system:
Outstanding, Satisfactory, Needs to Improve and Substantial Noncompliance. Since the inception of the CRA, banking institutions ~ particularly the largest banks and savings associations ~ have faced increasingly difficult regulatory obstacles and public interest group objections in connection with their regulatory applications, including institutions that have received the highest possible CRA ratings.

Although CRA examinations occur on a regular basis, CRA performance evaluations have been used principally in the evaluation of regulatory applications submitted by an institution. CRA performance evaluations are considered in evaluating applications for such things as mergers, acquisitions, and applications to open branches. A bank holding company cannot elect to be a `financial holding company` ~ with the expanded securities, insurance and other powers that designation entails ~ unless all of the depository institutions owned by the holding company have a CRA rating of satisfactory or better. Following a CRA examination as of May 31, 2007, the Bank`s most recent examination, the Bank received a rating of `Satisfactory.`

Monetary Policy. The earnings of financial institutions are affected by the policies of regulatory authorities, including monetary policy of the Federal Reserve. An important function of the Federal Reserve System is regulation of aggregate national credit and money supply. The Federal Reserve accomplishes these goals with measures such as open market transactions in securities, establishment of the discount rate on bank borrowings, and changes in reserve requirements against bank deposits. These methods are used in varying combinations to influence overall growth and distribution of financial institutions` loans, investments and deposits, and they also affect interest rates charged on loans or paid on deposits. Monetary policy is influenced by many factors, including inflation, unemployment, short-term and long-term changes in the international trade balance, and fiscal policies of the United States government. Federal Reserve monetary policy has had a significant effect on the operating results of financial institutions in the past, and it can be expected to influence operating results in the future.

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

ITEM 2 ~ PROPERTIES


First National Bank operates fourteen full service offices in a market area comprising most of Wayne County, western Stark County, northeastern
Holmes County, southern Medina County and southwestern Summit County.  The
Bank`s offices, all of which are owned by First National Bank except as indicated, are ~
					    		Net Book Value
Location		     		County		(Dollars in Thousands)
Main Office:
112 West Market Street			Wayne		$  499
Orrville, Ohio 44667

Other Full-service Offices:
12 West Main Street			Wayne		$  533
Dalton, Ohio 44618

1320 West High Street			Wayne		$  781
Orrville, Ohio 44667

4934 Kidron Road			Wayne		$  795
Kidron, Ohio 44636

153 East Main Street			Wayne		$  613
Smithville, Ohio 44677

15974 East Main Street			Wayne		$   47
Mt. Eaton, Ohio 44659

7227 Lincoln Way East			Wayne		$  118
Apple Creek, Ohio 44606

1725 Cleveland Road			Wayne		$  528
Wooster, Ohio 44691

4192 Burbank Road			Wayne		$1,194
Wooster, Ohio 44691



					    		Net Book Value
Location		     		County		(Dollars in Thousands)
211 Lincoln Way East			Stark		$1,428
Massillon, Ohio 44646

2312 Lincoln Way N.W.			Stark		$  380
Massillon, Ohio 44647


106 Ainsworth Street			Medina		$  292
Lodi, Ohio 44254

4885 Atlantic Drive			Medina		$1,062
Seville, Ohio 44667

3085 West Market Street			Summit		$  122
Fairlawn, OH 44303
(leased location)

Cash ATM Only:

1720 North Main Street			Wayne		$  125
Orrville, OH 44667

51 Massillon Marketplace Drive S.W.	Stark		$    0
Massillon, OH 44646
(leased location)

Operations Center:

1444 North Main Street
Orrville, OH 44667			Wayne		$  516


At December 31, 2009 the net book value of the Bank`s investment in premises and equipment totaled $9.0 million. The Bank`s electronic data processing functions are performed under contract with an electronic data processing services firm that performs services for financial institutions throughout the Midwest.

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

ITEM 4 ~ SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of National Bancshares` shareholders during the fourth quarter of 2009.

Part II

ITEM 5 ~ MARKET FOR REGISTRANT`S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Incorporated by reference to `Price Range of Common Stock` appearing on page 54 of National Bancshares`s Annual Report 2009. National Bancshares had 876 shareholders of record as of March 5, 2010.

Because National Bancshares is dependent on its Bank subsidiary for earnings and funds necessary to pay dividends, the ability of National Bancshares to pay dividends to its shareholders is subject to bank regulatory restrictions. See, `Supervision and Regulation ~ Limits on Bank Dividends to the Holding Company.`

Incorporated by reference to `Comparison of Five-Year Cumulative Total Return Of National Bancshares Corporation, S&P 500 Stock Index, and S&P 500 Bank Index` appearing on page 53 of National Bancshares
Corporation`s Annual Report 2009.


EQUITY COMPENSATION PLAN INFORMATION


Plan Category		Number of securities to  				  	Number of securities
                        be issued upon exercise 	Restricted stock 		remaining available for
			of outstanding options,		awards issued in		future issuance under
   			warrants and rights		2009				equity compensation plans
Equity compensation
plans approved by
the security holders	53,000 (1)			3,605 (2)			166,843

Equity compensation
plans not approved
by the security
holders			-				-				-

Total			53,000				3,605				166,843
(1) Weighted-average exercise price of outstanding options, warrants and rights is $18.03
(2) The fair value of the stock award was determined to be $14.01 per share using the closing market price of National Bancshares` common stock on the date of grant



A description of the equity compensation plan is incorporated by reference to `Note 13 ~ Stock-Based Compensation` appearing on page 43 of National Bancshares Corporation`s Annual Report 2009.

Issuer Purchase and Sales of Equity Securities

No equity securities of National Bancshares were repurchased or sold by it during 2009.


ITEM 6 ~ SELECTED FINANCIAL DATA

Incorporated by reference to `Selected Financial Data` appearing on pages 6 and 7 of National Bancshares Corporation`s Annual Report 2009.

ITEM 7 ~ MANAGEMENT`S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Incorporated by reference appearing on pages 8 through 25 of National Bancshares Corporation`s Annual Report 2009.

ITEM 7A ~ QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information concerning the interest-rate risks to which First National Bank`s assets and liabilities are exposed is contained in `Management`s Discussion and Analysis of Financial Condition and Results of Operations` appearing on pages 20 and 21 of National Bancshares Corporation`s Annual Report 2009.

ITEM 8 ~ FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements and the Report of Independent Auditors are incorporated by reference from pages 26 through 51 of National Bancshares Corporation`s Annual Report 2009.

ITEM 9 ~ CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

No changes in or disagreements with the independent accountants have occurred in the two most recent fiscal years or since the end of December 31, 2009.

ITEM 9AT ~ CONTROLS AND PROCEDURES

With the participation of the President and the Chief Executive Officer, and the Chief Financial Officer, management carried out an evaluation of the effectiveness of the design and operation of National Bancshares`s disclosure controls and procedures as of the end of 2009. Based upon that evaluation, the President and Chief Executive Officer, and the Chief Financial Officer concluded that as of December 31, 2009 National Bancshares`s disclosure controls and procedures were effective (1) to ensure that information required to be disclosed by National Bancshares in reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (2) in timely alerting them to material information of National Bancshares (including First National Bank) required to be included in this annual report on Form 10-K. During the fourth quarter of 2009 there were no changes in National Bancshares`s internal controls over financial reporting that have materially affected or are reasonably likely to affect National Bancshares`s internal controls over financial reporting.

The report of Management on the Corporation`s Internal Control Over Financial Reporting is incorporated by reference on page 52 of National Bancshares`s Annual Report 2009.


ITEM 9B ~ OTHER INFORMATION

None

Part III

ITEM 10 ~ DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information concerning the directors of National Bancshares is incorporated by reference from pages 4 through 7 of the definitive proxy statement for the 2010 annual meeting of shareholders, filed or to be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2009. Disclosure by National Bancshares about directors` and executive officers` compliance with Section 16(a) of the Securities Exchange Act of 1934 appears on page 16 of the proxy statement for the 2010 annual meeting, and it is incorporated herein by reference.


The executive officers of National Bancshares are ~


Name			Age	Position
David C. Vernon		69	President and Chief Executive Officer of National Bancshares
                                Corporation and First National Bank. He served as Chairman
                                Emeritus of Central Federal Corporation from February 28, 2008 until April 8, 2009; and its wholly owned subsidiary CFBank, a federally chartered savings association headquartered in
                                Fairlawn in Summit County, Ohio from February 28, 2008 until
                                May 15, 2008. He served as a director and Vice-Chairman of
                                Central Federal Corporation and CFBank from January 1, 2006 until February 28, 2008. He served as Chairman of Central
                                Federal Corporation and CFBank from January 2003 until
                                January 1, 2006. He also served as Central Federal Corporation`s and CFBank`s Chief Executive Officer in 2003 and 2004 and as
                                President of both companies from March 2003 to January 2005.
                                Before joining Central Federal and CFBank, he was Chairman,
                                President and Chief Executive Officer of Founders Capital
                                Corporation in Akron, Ohio from September 2002 to February 2003;
                                a Strategic Planning Consultant to Westfield Bank in Westfield, Ohio
                                from May 2000 to July 2002; a Consultant to Champaign National Bank
                                in Urbana, Ohio from July 1999 to April 2002; and a Consultant to First Place Bank in Warren, Ohio from April 1999 to February 2001.
                                In February 1999, Mr. Vernon retired as Chairman, President and
                                Chief Executive Officer of Summit Bank, an Akron-area community bank he founded in January 1991.

James R. VanSickle	39	Senior Vice President and Chief Financial Officer of
				National Bancshares Corporation and Senior Vice President
				and Chief Financial Officer of First National Bank since June 2007.
				Mr. VanSickle is the principal financial and accounting officer.
				Prior to joining First National Bank, he worked with Crowe Chizek
				and Company LLC as and Executive in the firm`s Financial Institutions
				Group. He joined Crowe in 1992 and was promoted to Executive in 2003.

Thomas R. Poe		55	Senior Vice President and Senior Loan Officer of First National Bank
	                        since January 2009. Mr. Poe has worked for National City Bank,
                                National City Commercial Finance, Inc., GMAC Commercial Finance,
                                Structured Finance Division, and MidCap Business Credit, L.L.C.
                                He has over 30 years experience in banking focusing on commercial and asset-based lending.


Steven L. Riddick	61	Vice President and Senior Credit Officer of First National Bank
                                since October 2006. Previously, Mr. Riddick served as Vice President,
                                Commercial Banking and Branch Manager, Seville Office of First
                                National Bank.

Paul G. Kubiak		49	Vice President, Retail Banking for First National Bank since April 2009.
                                Prior to this, Mr. Kubiak was Vice President of Client Services and
                                Operations since 2007 and Vice President of Client Services and a business development officer for the Bank since March 2004. Prior to joining the Bank, he served as Manager of Customer Service for Bekaert
                                Contours and Contours, Ltd., a manufacturing firm in Orrville, Ohio.


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

Incorporated by reference from pages 13 and 14 of the definitive Proxy Statement for the 2010 annual meeting of shareholders, filed or to be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2009.

ITEM 12 ~ SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated by reference from page 3 of the definitive Proxy Statement for the 2010 annual meeting of shareholders, filed or to be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2009.

ITEM 13 ~ CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Incorporated by reference from page 16 of the definitive Proxy Statement for the 2010 annual meeting of shareholders, filed or to be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2009.

ITEM 14 ~ PRINCIPAL ACCOUNTANT FEES AND SERVICES

Incorporated by reference from page 8 of the definitive Proxy Statement for the 2010 annual meeting of shareholders, filed or to be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2009.

PART IV

ITEM 15 ~ EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)  	Financial Statements

The following financial statements are included in this document in Item 8:
 	~ Report of Independent Registered Public Accounting Firm
 	~ Consolidated Balance Sheets at December 31, 2009 and 2008
 	~ Consolidated Statements of Income for the Years Ended December 31, 2009,
	  2008, and 2007
 	~ Consolidated Statements of Changes in Shareholders` Equity for the Years
	  Ended December 31, 2009, 2008, and 2007
 	~ Consolidated Statements of Cash Flows for the Years Ended
	  December 31, 2009, 2008, and 2007
 	~ Notes to Consolidated Financial Statements

(a)(2) 	Financial Statement Schedules

Financial Statement Schedules have been omitted because they are not applicable or the required information is shown elsewhere in the document in the Financial Statements or Notes thereto, or in the Management`s Discussion and Analysis of Financial Condition and Results of Operations section.

(a)(3) 	Exhibits

See the list of exhibits below


(b) Exhibits Required by Item 601 of Regulation S-K


 Exhibit
  Number	Description					Location
3.1	        Amended Articles of Incorporation		Incorporated by reference to the identically numbered
								exhibit to the Annual Report on Form 10-K for the fiscal
								year ended December 31, 2003, filed on March 26, 2004

3.		Amended By-Laws					Incorporated by reference to the identically numbered
								exhibit to the Annual Report on Form 10-K for the fiscal
								year ended December 31, 2008, filed on March 28, 2008

10.1*	        Directors` Defined Benefit Plan Agreement	Incorporated by reference to the identically numbered
								exhibit to the Annual Report on Form 10-K for the fiscal
								year ended December 31, 2000, filed on March 29, 2001

10.2*		Employment Agreement entered into by		Incorporated by reference on Form 8-K dated
		David C. Vernon and National Bancshares		November 27, 2007.
		and First National Bank

10.3*		Employment Agreement entered into by		Incorporated by reference on Form 8-K dated
		James R. VanSickle and National Bancshares	June 19, 2007.
		and First National Bank

10.4*		Employment Agreement entered into by		Incorporated by reference on Quarterly Report 10-Q
		Thomas R. Poe and National Bancshares		filed November 16, 2009
		and First National Bank

13		2009 Annual Report to Security Holders		Filed herewith

14.1		Code of Business Conduct and Ethics		Filed herewith

14.2		Code of Ethical Conduct for the Finance 	Filed herewith
		Officers And Finance Department	Personnel

21		Subsidiaries					Filed herewith

23		Consent of Crowe Horwath LLP 			Filed herewith

31.1		Certification of Chief Executive Officer under	Filed herewith
		Sarbanes-Oxley Act Section 302

31.2		Certification of Chief Financial Officer under	Filed herewith
		Sarbanes-Oxley Act Section 302

32		Certification pursuant to 18 U.S.C. 		Filed herewith
		Section 1350,as enacted pursuant to
		Section 906 of the Sarbanes-Oxley Act
		of 2002

*  Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

National Bancshares Corporation

By:/s/ David C. Vernon
David C. Vernon
President and Chief Executive Officer

Date: 	March 30,2010


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ David C. Vernon                          		March 30, 2010
David C. Vernon
President, Chief Executive Officer, and Director

/s/ James R. VanSickle                                	March 30, 2010
James R. VanSickle, Sr. Vice President &
Chief Financial Officer
(Principal Accounting and Financial Officer)

/s/ Sara E Steinbrenner Balzarini            		March 30, 2010
Sara E. Steinbrenner Balzarini, Director

/s/ John Cook, CPA, Ph. D.                 		March 30, 2010
John Cook, CPA, Ph. D., Director

/s/ Bobbi E. Douglas                                	March 30, 2010
Bobbi E. Douglas, Director

/s/ John W. Kropf                                	March 30, 2010
John W. Kropf, Director

/s/ John L. Muhlbach, Jr                                March 30, 2010
John L. Muhlbach, Jr., Director

/s/ Victor B. Schantz                                	March 30, 2010
Victor B. Schantz, Director

/s/ Stephen W. Schmid                             	March 30, 2010
Stephen W. Schmid, Director

/s/ James R. Smail					March 30, 2010
James R. Smail, Director

/s/ Howard J. Wenger                           		March 30, 2010
Howard J. Wenger, Director

/s/ Albert W. Yeagley                                  	March 30, 2010
Albert W. Yeagley, Director
