Form 10-Q
period 2010-03-31
NATIONAL BANCSHARES CORP /OH/
filed 2010-05-14
CIK 790362

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010

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

Indicate the number of shares outstanding of each of the issuer`s classes of common stock, as of May 14, 2010.

Common Stock, Without Par Value: 2,205,973 Shares Outstanding

NATIONAL BANCSHARES CORPORATION

Index
									Page
									Number
Part I.  Financial Information

	Item 1.	Financial Statements (Unaudited)

			Consolidated Balance Sheets			2
			as of March 31, 2010
			and December 31, 2009

			Consolidated Statements of Income		3
			and Comprehensive Income for the
			three months ended
			March 31, 2010 and 2009

			Condensed Consolidated Statement of Changes  	5
			in Shareholders` Equity for the three months ended March 31, 2010 and 2009

			Condensed Consolidated Statements of		6
			Cash Flows for the three months ended
			March 31, 2010 and 2009

			Notes to Consolidated Financial			7~14
			Statements (Unaudited)

	Item 2	Management`s Discussion and Analysis		        14~19
		of Financial Condition and
		Results of Operations

	Item 3	Quantitative and Qualitative Disclosures About		20
		Market Risk

	Item 4	Controls and Procedures			                21

Part II.  Other Information					        22

	Item 1.	Legal Proceedings ~ None

	Item 1A.Risk Factors

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

	Item 3.	Defaults Upon Senior Securities ~ None

	Item 4.	Removed and Reserved

	Item 5.	Other Information ~ None

	Item 6.	Exhibits

Signatures					                         23

Exhibits						                 25~26

Item 1. Financial Statements

NATIONAL BANCSHARES CORPORATION
CONSOLIDATED BALANCE SHEETS (Unaudited)
(dollars in thousands)
			     				March 31,		December 31,
   			         		  	2010		            2009
ASSETS
Cash and due from banks					$  28,832		$   8,124
Time deposits with other financial institutions	   	   12,540	           13,580
Securities available for sale		          	  123,539	          130,241
Restricted equity securities		            	    3,218              	    3,218
Loans held for sale		                      	      209		      316
Loans, net of allowance for loan losses:
March 31, 2010~$3,394;
December 31, 2009~$2,906    			  	  191,483	          194,071
Premises and equipment, net		            	    9,388	            9,033
Goodwill		                            	    4,723	            4,723
Identified intangible assets		               	      175	              197
Accrued interest receivable 		            	    1,447	            1,334
Cash surrender value of life insurance		    	    2,795	            2,771
Other assets		                            	    2,976	            2,620
	Total assets	                         	 $381,325	         $370,228

LIABILITIES AND SHAREHOLDERS` EQUITY
Deposits
	Noninterest bearing			 	 $ 50,384	         $ 54,290
	Interest bearing		          	  255,622		  237,083
		Total deposits		          	  306,006		  291,373
Repurchase agreements		                    	    6,893		    6,105
Federal funds purchased		                      		-	            3,300
Federal Reserve note account		              	      198		      315
Federal Home Loan Bank advances		                   25,000		   27,000
Accrued interest payable		                      380		      408
Accrued expenses and other liabilities		            3,182        	    2,824
	Total liabilities		                 $341,659		 $331,325

SHAREHOLDERS` EQUITY
	Common stock,
	no par value; 6,000,000 shares authorized;
        2,289,528 shares issued
	   					   	   11,447		   11,447
	Additional paid-in capital		    	    4,756		    4,752
	Retained earnings		           	   21,973		   21,856
	Treasury stock, at cost (83,555 shares)	           (1,639)		   (1,639)
	Accumulated other comprehensive income	            3,129		    2,487
       		Total shareholders` equity	   	   39,666		   38,903
		   Total liabilities and
                   shareholders` equity	                 $381,325	         $370,228

See accompanying notes to consolidated financial statements.


NATIONAL BANCSHARES CORPORATION
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (Unaudited)
(dollars in thousands, except per share data)

	               	            			    Three months ended
							  March 31,	  March 31,
   							    2010	    2009
Interest and dividend income
	Loans, including fees				  $2,602	  $2,582
	Securities:
		Taxable				           1,029           1,464
		Nontaxable				     271	     162
	Federal funds sold and other			      56 	       -
	   	Total interest and dividend income	   3,958	   4,208

Interest expense
	Deposits				             572	     937
	Short-term borrowings				      13	      14
	Federal Home Loan Bank advances			     261             264
		Total interest expense			     846    	   1,215

Net interest income					   3,112	   2,993

Provision for loan losses				     507	     123

Net interest income after provision for loan losses	   2,605	   2,870

Noninterest income
	Checking account fees				     262	     247
	Visa check card interchange fees		      98	      78
	Deposit and miscellaneous service fees		      36	      22
	Mortgage banking activities			      51	      20
	Securities gains (losses), net			      76	     152
	Loss on sale of other real estate owned		     (11)	       -
	Other						     113	     126
		Total noninterest income		     625 	     645

Noninterest expense
	Salaries and employee benefits			   1,378	   1,334
	Data processing					     241	     216
	Net occupancy					     294	     265
	FDIC assessment					     121	     117
	Professional and consulting fees		     108	     110
	Franchise tax					      90	      84
	Maintenance and repairs				      70	      63
	Amortization of intangibles			      22	      57
	Telephone					      58	      47
	Marketing					      65	      48
	Director fees and pension			      72	      53
	Other						     410	     341
		Total noninterest expense		   2,929	   2,735

Income before income tax expense			     301	     780
Income tax expense					       8	     207
Net income						  $  293	  $  573

NATIONAL BANCSHARES CORPORATION
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (Unaudited)

(Continued)	               	                            Three months ended
							  March 31,	  March 31,
							    2010	    2009
Other comprehensive income:
	Unrealized appreciation in fair
	  value of securities available for sale,
	  net of taxes of $356 and $297		         $    692 	 $   576
	Reclassification adjustment for realized gains
	  included in earnings, net of taxes of
	  $26 and $52		           		      (50) 	    (100)
Total other comprehensive income, net of taxes	      	      642            476

Comprehensive income					  $   935        $ 1,049

Weighted average basic and diluted common shares
     outstanding				        2,205,973      2,202,368

Basic and diluted earnings per common share	       	$    0.13      $    0.26

Dividends declared per common share		       	$    0.08      $    0.08

See accompanying notes to consolidated financial statements.

NATIONAL BANCSHARES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS` EQUITY (Unaudited)

(dollars in thousands, except per share data)		Three months ended,
			 			March 31,		   March 31,
		                                  2010		             2009
Balance at beginning of period			$ 38,903	           $ 36,881

Comprehensive income
	Net income			             293 		        573
	Other comprehensive (loss)	             642		        476
Total comprehensive income 			     935		      1,049

Stock-based compensation			       4                         12

Cash dividends declared ($0.08 per share in 2010
	and 2009)		                    (176)		       (176)

Balance at end of period	                $ 39,666	           $ 37,766

See accompanying notes to consolidated financial statements.

NATIONAL BANCSHARES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(dollars in thousands, except per share data)
								    Three months ended
			   					March 31,	March 31,
		                                                  2010		   2009
Net cash from operating activities				$   647		$    273

Cash flows from investing activities
	Purchases of time deposits with other financial
	  institutions						 (2,460)	       -
	Proceeds from time deposits with other financial
	  institutions						  3,500		       -
	Securities available for sale
		Proceeds from maturities and repayments		 11,160		   5,747
		Proceeds from sales		                  1,988		   3,304
		Purchases		                         (5,531)	  (8,515)
	Purchases of property and equipment			   (525)	    (669)
	Proceeds on the sale of other real estate owned	             35		       -
	Purchase of loans					      -	          (1,151)
	Net change in loans		                          2,066 	   1,159
Net cash from investing activities		                 10,233   	    (125)

Cash flows from financing activities
	Net change in deposits		                         14,633 	   1,418
	Net change in short-term borrowings		         (2,629)	  (4,875)
	Proceeds from Federal Home Loan Bank advances		      -		   4,000
	Repayments of Federal Home Loan Bank advances	         (2,000)	       -
	Dividends paid		                                   (176)	    (352)
Net cash from financing activities		                  9,828 	     191

Net change in cash and cash equivalents		                 20,708              339

Beginning cash and cash equivalents		                  8,124		  11,001
Ending cash and cash equivalents	                       $ 28,832         $ 11,340

Supplemental Disclosures
	Cash paid for interest	                               $    874         $  1,310
	Cash paid for income taxes	                       $    100	        $      -
Supplemental noncash disclosures:
	Transfer from loans to other real estate owned	       $     41	        $      -

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

The consolidated balance sheet as of March 31, 2010, the consolidated statements of income and comprehensive income for the three month periods ended March 31, 2010 and 2009, and the condensed consolidated statements of changes in shareholders` equity and the condensed consolidated statements of cash flows for the three month periods ended March 31, 2010 and 2009, have been prepared by the Company without audit. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

The consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q, but do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These statements should be read in conjunction with the consolidated financial statements and footnotes in the Company`s annual report on Form 10-K for the year ended December 31, 2009. Operating results for the three months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

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

Cash Flows
Cash and cash equivalents include cash, deposits with other banks with original maturities under 90 days, and federal funds sold. Net cash flows are reported for customer loan and deposit transactions, interest bearing deposits with other banks, repurchase agreements and other short-term borrowings.

Earnings Per Common Share
Earnings per common share is net income divided by the weighted average number of shares outstanding during the period. Diluted earnings per share includes the dilutive effect of additional potential common shares issuable under stock options. 53,000 and 58,000 stock options were not considered in computing diluted earnings per common share for the periods ending March 31, 2010 and 2009, respectively, because they were antidilutive.

Note 2 ~ Securities
(dollars in thousands)

Securities consist of the following at March 31, 2010 and December 31, 2009:

							Gross		Gross
					Amortized	Unrealized	Unrealized	Fair
   					Cost		Gains		Losses		Value
March 31, 2010
  U.S. Government and federal agency	$  2,801	$     -		$    -		$  2,801
  State and municipal			  28,069	  1,157		   (39)		  29,187
  Corporate bonds and notes		   3,856	     71		     -		   3,927
  Mortgage backed: residential		  84,049	  3,590		   (34)		  87,605
  Equity securities		              23	      -		    (4)		      19
   	Total				$118,798	$ 4,818		$  (77)		$123,539

December 31, 2009
  U.S. Government and federal agency	$    819	$     -	 	$    -		$    819
  State and municipal			  28,019	    763		   (99)		  28,683
  Corporate bonds and notes		   7,640	    137		     -		   7,777
  Mortgage-backed: residential		  89,972	  3,058		   (87)		  92,943
  Equity securities		              23	      -		    (4)		      19
	  Total				$126,473	$ 3,958		$ (190)		$130,241


Sales of available for sale securities were as follows:
					For the three months ended
		 			March 31,  	March 31,
					2010		2009
	Proceeds			$1,988		$3,304
	Gross gains		            76		   152
	Gross losses			     -		     -

The tax provision related to these net realized gains and losses was $26 and $52, respectively for the three months ended March 31, 2010 and 2009.

The fair value of securities at March 31, 2010 by contractual maturity were as follows. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.
					Amortized Cost	Fair Value
	Due in one year or less		$  3,169	$  3,203
	Due from one to five years	   5,258	   5,391
	Due from five to ten years	  15,046	  15,673
	Due after ten years		  11,253	  11,648
	Mortgage backed: residential	  84,049	  87,605
	Equity securities		      23	      19
		Total			$118,798	$123,539



Securities pledged at March 31, 2010 and December 31, 2009 had a carrying amount of $76,478 and $45,882 and were pledged to secure public deposits and repurchase agreements.

At March 31, 2010 and December 31, 2009, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of shareholders` equity.

Securities with unrealized losses at March 31, 2010 and December 31, 2009, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

				Less Than 12 Months	12 Months or More	Total
				Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
March 31, 2010			Value	Loss		Value	Loss		Value	Loss
State and municipal		$ 1,102	$    (8)	$  463	$   (31)	$ 1,565	$   (39)
Mortgage-backed: residential	  4,692	    (34)	     -	      -		  4,692	    (34)
Equity securities		     19	     (4)	     -	      -		     19	     (4)
   Total temporarily impaired	$ 5,813	$   (46)	$  463	$   (31)	$ 6,276	$   (77)


				Less Than 12 Months	12 Months or More	Total
				Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2009		Value	Loss		Value	Loss		Value	Loss

State and municipal		$ 4,375	$   (60)	$ 455	$   (39)	$ 4,830	$   (99)
Mortgage-backed: residential	 11,761     (87)	    -	      -		 11,761	    (87)
Equity securities		     19	     (4)	    -	      -		     19      (4)
   Total temporarily impaired	$16,155	$  (151)	$ 455	$   (39)	$ 8,595	$  (190)


Management believes that all of its securities that were reported net of an unrealized loss at March 31, 2010 are the result of fluctuations in interest rates and do not reflect deterioration in the credit quality of the securities. Accordingly management considers these unrealized losses to be temporary in nature. The Company does not have the intent to sell and does not believe it is more likely than not the Company will be required to sell these securities before their recovery.

Unrealized losses have not been recognized into income because the securities are of high credit quality, management has the intent and ability to hold for the foreseeable future, and the decline in fair value is largely due to changes in market interest rates or normally expected market pricing fluctuations. The fair value of debt securities is expected to recover as the securities approach their maturity date.

Note 3 ~ Allowance for Loan Losses
(dollars in thousands)

The activity in the allowance for loan losses for the periods indicated wasas follows:

	               				For the three months ended
         	                            	March 31,
						2010		2009
Beginning balance				$2,906	        $1,718
	Provision for loan losses		   507		   123
	Loans charged-off			   (20)		   (48)
	Recoveries			             1		     1
		Ending balance		        $3,394	        $1,794

Individually impaired loans were as follows:				 March 31,        December 31,
								         2009	          2008
        Loans with no allocated allowance for loan losses	 	 $   84	          $2,069
        Loans with allocated allowance for loan losses		          5,413            3,692
        Amount of the allowance for loan losses allocated		  1,439              916


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

Nonaccrual loans and loans past due 90 days still on accrual were as follows:

								      March 31,       December 31,
                                                                      2010            2009
        Loans past due over 90 days still on accrual		      $  471	      $  458
        Nonaccrual loans                                               5,937           4,716

Nonaccrual loans and loans past due 90 days still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

Note 4 ~ Interest-Rate Swaps
(dollars in thousands)

The Company utilizes interest-rate swap agreements as part of its asset liability management strategy to help manage its interest rate risk position, not for speculation. The notional amount of the interest-rate swaps does not represent amounts exchanged by the parties. The amount exchanged is determined by reference to the notional amount and the other terms of the individual interest-rate swap agreements.

The Company implemented a program whereby it lends to its borrowers at a fixed rate with the loan agreement containing a two-way yield maintenance provision in the first quarter of 2009. If the borrower prepays the loan, the yield maintenance provision will result in a prepayment penalty or benefit depending on the interest rate environment at the time of the prepayment. This provision represents an embedded derivative which is required to be bifurcated from the host loan contract. As a result of bifurcating the embedded derivative, the Company records the transaction with the borrower as a floating rate loan and a pay floating / receive fixed interest-rate swap. To offset the risk of the interest-rate swap with the borrower, the Company enters interest-rate swaps with outside counterparties that mirror the terms of the interest-rate swap between the Company and the borrower. Both interest-rate swaps are carried as freestanding derivatives with their changes in fair value reported in current earnings. The interest-rate swaps are not designated as hedges. The change in the fair value of the interest-rate swap between the Company and its borrower was an increase of $7 for the first three months ended March 31, 2010, which was offset by an equal decrease in value during the first three months ended
March 31, 2010 on the interest-rate swaps with outside parties, with the result that there was no impact on income as of March 31, 2010.


Summary information about the interest-rate swaps between the Company and its borrower as of March 31, 2010 is as follows:

Notional amount					$1,529
Weighted average receive rate			  5.33%
Weighted average pay rate		          3.25%
Weighted average maturity (years)		  3.7
Fair value of interest-rate swaps		    11

Summary information about the interest-rate swaps between the Company and outside parties as of March 31, 2010 is as follows:

Notional amount					$1,529
Weighted average pay rate			  5.33%
Weighted average receive rate			  3.25%
Weighted average maturity (years)		  3.7
Fair value of interest-rate swaps		   (11)


The fair value of the interest-rate swaps at March 31, 2010 is reflected in other assets and other liabilities with a corresponding offset to noninterest income.

Note 5 ~ Stock-Based Compensation
(dollars in thousands, except per share information)

The Corporation`s 2008 Equity Incentive Plan (`the Plan`), which is shareholder-approved, permits the grant of stock options or restricted stock awards, to its officers, employees, consultants and non-employee directors for up to 223,448 shares of common stock.

Option awards are granted with an exercise price equal to the market price of the Corporation`s common stock at the date of grant; those option awards have vesting periods determined by the Corporation`s compensation committee and have terms that shall not exceed 10 years.

On May 20, 2008, the Corporation granted options to purchase 58,000 shares of stock to directors and certain key officers, all of which remained outstanding at March 31, 2010. The exercise price of the options is $18.03 per share. The options vest in five equal installments over a five-year period and have a term of 10 years. 5,000 options were forfeited during 2009 leaving 53,000 outstanding at March 31, 2010. All remaining options are expected to vest.

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

The total compensation cost that has been charged against income for the plan was $4 and $12 for the quarters ended March 31, 2010 and 2009. The total income tax benefit was $1 and $4 for the same period. As of March 31, 2010, there was $34 of total unrecognized compensation cost related to nonvested stock options granted under the Plan. The cost is expected to be recognized over a weighted-average period of 3.1 years. At March 31, 2010, 10,600 options are vested and the outstanding options have no intrinsic value. The weighted average remaining contractual term is 8.1 years.

Note 5 ~ Fair Value
(dollars in thousands)

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

The fair value of servicing rights is based on market prices for comparable mortgage servicing contracts, when available, or alternatively based on a valuation model that calculates the present value of estimated net servicing income. The valuation model incorporates assumptions that market participants would use in estimating future net servicing income. The Corporation is able to compare the valuation model inputs and results to widely available published industry data for reasonableness (Level 2 inputs).

The fair value of derivatives is based on valuation models using observable market data as of the measurement date (Level 2 inputs).

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

Nonrecurring adjustments to certain commercial and residential real estate properties classified as other real estate owned are measured at the lower of carrying amount or fair value, less cost to sell. Fair Values are generally based on third party appraisals of the property, resulting in a Level 3 classification. In cases where the carrying amount exceeds the fair value, less costs to sell, an impairment loss is recognized.

Loans held for sale are carried at the lower of cost or fair value, as determined by outstanding commitments, from third party investors.

Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below:


						       Fair Value Measurements
						       At March 31, 2010 Using
						Quoted Prices in	Significant
						Active Markets		Other		Significant
						for Identical		Observable	Unobservable
						Assets			Inputs		Inputs
						(Level 1)		(Level 2)	(Level 3)
Assets:
Available for sale securities:
  U.S. Government and federal agency		$    -			$ 2,801		$    -
  State and municipal				     -		 	 29,187		     -
  Corporate bonds and notes			     -			  3,927		     -
  Mortgage backed securities-residential	     -			 87,605		     -
  Equity securities				    19			      -		     -
Interest rate swaps				     -		             11		     -


							Fair Value Measurements
						       At March 31, 2010 Using
						Quoted Prices in	Significant
						Active Markets		Other		Significant
						for Identical		Observable	Unobservable
						Assets			Inputs		Inputs
						(Level 1)		(Level 2)	(Level 3)
Liabilities:
	Interest rate swaps		   	$    -		        $    11	        $    -



						       Fair Value Measurements
						       At March 31, 2009 Using
						Quoted Prices in	Significant
						Active Markets		Other		Significant
						for Identical		Observable	Unobservable
						Assets			Inputs		Inputs
						(Level 1)		(Level 2)	(Level 3)
Assets:
Available for sale securities:
  U.S. Government and federal agency		$    -			$   819		$    -
  State and municipal				     -		 	 28,683		     -
  Corporate bonds and notes			     -			  7,777		     -
  Mortgage backed securities-residential	     -			 92,943		     -
  Equity securities				    19			      -		     -
Interest rate swaps				     -		              4		     -


Fair Value Measurements
						       At March 31, 2009 Using
						Quoted Prices in	Significant
						Active Markets		Other		Significant
						for Identical		Observable	Unobservable
						Assets			Inputs		Inputs
						(Level 1)		(Level 2)	(Level 3)
Liabilities:
	Interest rate swaps		   	$    -		        $     4	        $    -

Assets and Liabilities Measured on a Non-Recurring Basis

Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

  						       Fair Value Measurements
						       At March 31, 2010 Using
						Quoted Prices in	Significant
						Active Markets		Other		Significant
						for Identical		Observable	Unobservable
						Assets			Inputs		Inputs
						(Level 1)		(Level 2)	(Level 3)
Assets:
     Impaired loans				$    -			$    -		$ 3,974
     Other real estate owned			     -                       -               99

  						       Fair Value Measurements
						       At March 31, 2009 Using
						Quoted Prices in	Significant
						Active Markets		Other		Significant
						for Identical		Observable	Unobservable
						Assets			Inputs		Inputs
						(Level 1)		(Level 2)	(Level 3)
Assets:
     Impaired loans				$    -			$    -		$ 3,626
     Other real estate owned			     -                       -               58

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a principal amount of $5,413, with a valuation allowance of $1,439, resulting in an additional provision of $523 for loan loss in the quarter ended March 31, 2010. Impaired loans had a principal amount of $4,542, with a valuation allowance of $916, resulting in an additional provision of $1,091 for loan loss in the year ended December 31, 2009.

Other real estate owned measured at fair value less costs to sell, had a net carrying amount of $99, which is made up of the outstanding balance of $174, net of a valuation allowance of $75 at March 31, 2010. There were no write-downs of other real estate owned for the quarters ending
March 31, 2010 and 2009. Other real estate owned measured at fair value less costs to sell, had a net carrying amount of $58, which is made up of the outstanding balance of $133, net of a valuation allowance of $75 at December 31, 2009, resulting in a write-down of $75 for the year ending December 31, 2009.

Carrying amount and estimated fair values of financial instruments at March 31, 2010 were as follows:

						       For the three months ended
						March 31,			December 31,
						2010				2009

						Carrying	Fair		Carrying	Fair
   						Amount		Value		Amount		Value
Financial assets
	Cash and cash equivalents		$ 28,832	$ 28,832	$  8,124	$  8,124
	Time deposits with other financial
          institutions				  12,540	  12,540	  13,580	  13,580
	Securities available for sale		 123,539	 123,539	 130,241	 130,241
	Restricted equity securities		   3,218	      na	   3,218	      na
	Loans held for sale		             209	     209	     316	     316
	Loans, net		                 191,483  	 191,704	 194,071	 194,103
	Accrued interest receivable		   1,447	   1,447	   1,334           1,334
	Interest rate swaps		              11	      11	       4	       4

Financial liabilities
	Deposits				$306,006	$306,773	$291,373	$292,045
	Short-term borrowings		           7,091	   7,091	   9,720	   9,720
	Federal Home Loan Bank advances		  25,000	  25,665	  27,000	  27,779
	Accrued interest payable		     380	     380	     408	     408
	Interest rate swaps		              11	      11	       4	       4

The methods and assumptions used to estimate fair value are described as follows:

Carrying amount is the estimated fair value for cash and cash equivalents, time deposits with other financial institutions, interest bearing deposits, accrued interest receivable and payable, demand deposits, short term debt, and variable rate loans or deposits that reprice frequently and fully. Security fair values are determined as previously described. For fixed rate loans or deposits and for variable rate loans or deposits with infrequent repricing or repricing limits, fair value is based on discounted cash flows using current market rates applied to the estimated life and credit risk. Fair value of debt is based on current rates for similar financing. It was not practicable to determine the fair value of restricted equity securities due to restrictions placed on its transferability. The fair value of off balance sheet items is not considered material.


Item 2. Management`s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING INFORMATION

This Form 10-Q contains forward-looking statements as referenced in the Private Securities Litigation Reform Act of 1995. Forward-looking statements are subject to many risks and uncertainties. When used herein, the terms `anticipates,` `plans,` `expects,` `believes,` and similar expressions as they relate to the Company or its management are intended to identify such forward looking statements. Actual results could differ materially from those indicated by the forward-looking statements. Risks and uncertainties that could cause or contribute to differences include, changes in the regulatory environment, changes in business conditions and inflation, risks associated with credit quality and other factors discussed in the Company`s filings with the U.S. Securities and Exchange Commission, including its Annual Report on Form 10-K for the year ended
December 31, 2009. The Company assumes no obligation to update any forward-looking statement.

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


OVERVIEW

Total assets increased to $381.3 million as of March 31, 2010, from $370.2 million at December 31, 2009.

Basic and diluted earnings per share for the first three months of 2010 totaled $0.13 per share. Net income for the first three months of 2010 was $293 thousand compared to $573 thousand for the same period of 2009 or $0.13 and $0.26 basic and diluted per share, respectively. Net income was positively impacted by an increase in net interest income and negatively impacted by an increase in the provision for loan losses and noninterest expense.

Net interest income for the three month period ended March 31, 2010 increased 4.0% compared to the same period in 2009 despite a declining interest rate environment. The provision for loan losses increased to $507 thousand for the three months ended March 31, 2010 compared to $123 thousand for the same period in 2009. The increase in the provision was primarily related to the specific loss allocation, attributable to 2010 loan deterioration, on three adversely classified loans. Noninterest income for the first three months of 2010 decreased 3.1% compared to the same period in 2009 primarily related to the decrease in net gains recorded on the sale of securities from $152 thousand in 2009 to $76 thousand in 2010.

Noninterest expense for the first three months of 2010 increased 7.1% compared to the same period in 2009 due primarily to an increase in salaries and benefit expense, data processing expense and occupancy expense. The income tax expense decreased to $8 thousand for the three months ended March 31, 2010 compared to $207 thousand for the same period in 2009.

Office of the Controller of the Currency (`OCC`) regulations requires banks to maintain certain minimum levels of regulatory capital. Additionally, the regulations establish a framework for the classification of banks into five categories: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. Generally, an institution is considered well-capitalized if it has a core (Tier 1) capital ratio of at least 5.0% (based on adjusted total assets); a core (Tier 1) risk-based capital ratio of a least 6.0%; and a total risk-based capital ratio of at least 10.0%. The Bank had capital ratios above the minimum to be well-capitalized at March 31, 2010 and December 31, 2009.

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

FINANCIAL CONDITION ~ MARCH 31, 2010, COMPARED TO DECEMBER 31, 2009

Balance Sheet

Cash and cash equivalents increased $20.7 million to $28.8 million at March 31, 2010.

Securities available for sale decreased $6.7 million due to the purchase of $5.5 million of securities, offset by maturities and repayments of $11.2 million and $2.0 million in sales. The net unrealized gains on securities increased to $4.7 million as of March 31, 2010 compared to $3.8 million net unrealized gains on securities as of December 31, 2009.

Loans decreased $2.1 million during the first three months of 2010. The loan demand in the Bank`s primary market remains soft. However, the Bank continues to focus on enhancing it`s ability to originate commercial loans. The Bank opened a temporary full-service office in Fairlawn, Ohio in
 May, 2009. The office is staffed by four business bankers and one corporate services specialist, who are focused on the sale of Business Financial Services in Summit and Cuyahoga counties. The Fairlawn office has generated over $29.7 million in loans and over $3 million in deposits since opening.

Loans at March 31, 2009 and December 31, 2008 were as follows:



(dollars in thousands)
         			     		March 31,		December 31,
			        		2010		        2009
Collateralized by real estate:
     	Commercial				$ 65,300		$ 65,139
     	Residential 			 	  48,592		  50,390
	Home Equity 			 	  27,185		  26,526
	Construction and land development	  12,758		  12,395
						 153,835		 154,450

Other:
	Consumer		         	  11,187		  12,343
	Commercial		         	  27,524		  26,792
	Other		                 	   2,784		   3,830
  				       	         195,330	         197,415

	Unearned and deferred income	   	    (453)		    (438)
	Allowance for loan losses        	  (3,394)           	  (2,906)
	  Total	                                $191,483	        $194,071

Allowance for loan losses is a valuation allowance for probable incurred credit losses. This account is increased by the provision for loan losses and decreased by charge-offs less recoveries. The allowance balance required is established using the following methodology:

~ All problem loans, impaired loans, past due loans and non-performing loans are closely monitored and analyzed by management on an ongoing basis.
  A classification rating is assigned to problem loans based on information about specific borrower situations and estimated collateral values. These loans are classified as either special mention, substandard, doubtful or loss.
~ Specific problem loans, past due loans or non-performing loans are identified and analyzed individually in an effort to determine the expected probable incurred loss on these specifically identified loans.
~ For problem loans that are not analyzed individually, a provision is established based on a historical migration analysis. The historical migration analysis identifies the percentage of problem loans that have been ultimately charged-off historically and over what time periods such loans have been charged off. Historical migration percentages are reviewed and adjusted by management to reflect various factors such as the growth and change in mix of the loan portfolio and by Comptroller of the Currency regulatory guidance. Non-individually analyzed loans are pooled and evaluated by loan type. The probable incurred loss on these pooled past due loans is estimated using historical loan loss experience.
~ National and local economic conditions and other factors are also considered in determining the adequacy of the allowance for loan losses.
~ A percentage of the allowance is allocated to specific loans, but the entire allowance is available for any loan that, in management`s judgment, should be charged-off.
~ The allowance for loan losses is reviewed on a regular basis to determine the adequacy of the allowance.

The allowance for loan losses to total loans outstanding was 1.74% as of March 31, 2010, which is an increase from 1.48% at December 31, 2009. Net charge-offs were $19 thousand for the three months ended March 31, 2010, compared to $47 thousand for the same period in 2009.

The ratio of non-performing loans to total loans was 3.28% ($6.4 million) for March 31, 2010 compared to 2.67% ($5.2 million) for December 31, 2009. Non-performing loans consist of loans that have been placed on non-accrual status and loans past due over 90 days and still accruing interest. Loans past due 30 through 89 days and still accruing increased from $1.7 million as of December 31, 2009 to $1.9 million as of March 31, 2010.

Total classified loans decreased from $14.6 million at December 31, 2009 to $14.5 million at March 31, 2010. The increase in the allowance for loan losses and the increase in non performing loans is directly attributable to the economic downturn which has negatively impacted the financial position and ability of the Bank`s borrowers to service debt. The Bank`s classification ratio was 37.92% as of March 31, 2010. The total classification ratio (TCR) is calculated using total classified assets divided by Tier 1 capital plus allowance for loan losses. Management believes the allowance for loan losses is adequate as of March 31, 2010.

Total deposits increased $14.6 million as of March 31, 2010 compared to December 31, 2009. Interest bearing demand deposits have increased $18.5 million due primarily to an increase in local governmental deposit accounts. Historically noninterest-bearing demand accounts have fluctuated based upon the liquidity needs of our customers.


Deposits at March 31, 2010 and December 31, 2009 were as follows:

(dollars in thousands)
         			    	March 31,		December 31,
			        	2010		        2009
Demand, noninterest-bearing	        $ 50,384                 $ 54,290
Demand, interest-bearing 		 134,809		  117,862
Savings 			          47,231		   46,371
Time, $100,000 and over		          16,414		   15,712
Time, other		                  57,168		   57,138
			                $306,006	         $291,373

Shareholders` Equity

Total shareholders` equity increased $763 thousand to $39.7 million as of March 31, 2010 from $38.9 million as of December 31, 2009. Net income for the three months ended March 31, 2010 was $293 thousand, while dividends declared were $176 thousand. Accumulated other comprehensive income increased from $2.5 million on December 31, 2009 to $3.1 million as of March 31, 2010.

The Bank is subject to regulatory capital requirements. The following is a summary of the actual and required regulatory capital amounts and ratios.


(dollars in thousands)							       To Be Well Capitalized
         						    For Capital        Under Prompt Corrective
March 31, 2010				Actual		  Adequacy Purposes    Action Provisions
					Amount	 Ratio	  Amount  Ratio	       Amount	 Ratio
Total capital to risk-weighted assets   $30,192	 12.98%	  $18,613 8.00%	       $23,266	 10.00%
Tier 1 capital to risk-weighted assets   27,268	 11.72%	    9,307 4.00%	        13,960    6.00%
Tier 1 capital to average assets         27,268   7.42%	   14,699 4.00%	        18,374	  5.00%




									       To Be Well Capitalized
							  For Capital	       Under Prompt Corrective
December 31, 2009			Actual		  Adequacy Purposes    Action Provisions
	                                Amount	 Ratio	  Amount   Ratio       Amount     Ratio
Total capital to risk-weighted assets   $29,842	 12.46%	  $19,161  8.00%       $23,952	  10.00%
Tier 1 capital to risk-weighted assets   26,936	 11.25%	    9,581  4.00%        14,371	   6.00%
Tier 1 capital to average assets         26,936	  7.40%	   14,562  4.00%        18,202	   5.00%


Statements of Cash Flows

Net cash from operating activities for the first three months of 2010 was $647 thousand compared to $273 thousand for the same period of 2009. Net cash from investing activities for the first three months of 2010 was $10.2 million, compared to $(125) thousand for the first three months of 2009. Net cash from financing activities was $9.8 million for the first three months of 2010 compared to $191 thousand for the first three months of 2009. The increase in cash and cash equivalents was $20.7 million during the first three months of 2010, primarily related to an increase in local governmental deposit accounts. Total cash and cash equivalents was $28.8 million as of March 31, 2010 compared to $8.1 million at December 31, 2009.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTH PERIODS ENDED
			MARCH 31, 2010 AND 2009

Net income for the first three months of 2010 was $293 thousand or $0.13 per basic and diluted earnings per share compared to $573 thousand or $0.26 per basic and diluted earnings per share for the same period in 2009. The decrease was due primarily to an increase in the provision for loan losses and an increase in noninterest expense, partially offset by an increase in net interest income.

Annualized return on average equity (`ROAE`) and average assets (`ROAA`) for the first three months of 2010 were 2.97% and 0.31%, respectively, compared with 6.14% and 0.67% for the first three months of 2009.




				                         Three months ended March 31,
			                             2010		                      2009
(Dollars in thousands)              Daily Average           Average             Daily Average		Average
                                    Balance 	Interest    yield/cost (1)      Balance     Interest	yield/cost (1)
Assets
Interest earning assets:
	Securities:
	  Taxable		    $100,990    $1,029	    4.22%	        $115,099     $1,464	5.19%
	  Nontaxable	              28,416	   409	    5.94%		  16,658	245	5.95%
	  (tax equivalent basis) (2)
	Federal funds sold	           -	     -	    0.00%		     410          -	0.00%
	Interest bearing deposits     23,608        56	    0.95%		       -	  -	0.00%
	Net loans (including
	  nonaccrual loans)	     194,004     2,602	    5.36%		 183,712      2,582	5.62%
Total interest-earning assets	     347,018     4,096	    4.72%		 315,879      4,291	5.43%
All other assets		      25,633  					  24,298
Total assets	                    $372,651				        $340,177

Liabilities and Shareholders` Equity
Interest-bearing liabilities:
	Interest-bearing checking   $119,619       172	    0.58%	        $ 94,618        331	1.40%
	Savings		              46,586	    17	    0.15%		  49,099	 40	0.33%
	Time, $100,000 and over	      15,815	    75 	    1.90%		  13,235	 90 	2.72%
	Time, other		      56,743       305	    2.15%		  60,815	476	3.13%
Other funds purchased		      38,739	   277      2.86%		  38,016	278	2.93%
Total interest-bearing liabilities   277,502       846	    1.22%	         255,783      1,215	1.90%
Demand deposits		              52,337					  43,478
Other liabilities		       3,440					   3,592
Shareholders` equity		      39,372					  37,324
Total liabilities and
   shareholders` equity	            $372,651		                        $340,177
Net interest income
   (tax equivalent basis) (2)	                $3,250				             $3,076
Interest rate spread (3)				    3.50%					3.53%
Net yield on interest-earning assets (4)		    3.75%					3.90%
Ratio of average interest-earning assets
   to average interest-bearing liabilities	          125.05%				      123.49%

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


Interest and dividend income totaled $4.0 million, a decrease of $250 thousand for the three months ended March 31, 2010 compared to the same period in 2009. Adjusted on a fully tax-equivalent (`FTE`) basis the yield on earning assets in the first three months of 2010 was 4.72% compared to 5.43% in the first three months of 2009.

Interest expense totaled $846 thousand, a decrease of $369 thousand or 30.4% for the three months ended March 31, 2010 as compared to the same period in 2009. The average cost for interest bearing liabilities was 1.22% compared to 1.90% for the first three months of 2009.

The decrease of 68 basis points from the first three months of 2010 is the result of change in the average volume in the mix of interest bearing liabilities and declining interest rates.

Net interest income increased $119 thousand, or 4.0% for the three month period ended March 31, 2010 as compared to March 31, 2009. During the first three months of 2010, the interest rate spread decreased 3 basis points on a FTE basis when compared to the first three months of 2009.

Provision for loan losses totaled $507 thousand for the first three months of 2010 compared to $123 thousand for the same period in 2009. Non-performing loans were $6.4 million as of March 31, 2010 compared to $5.2 million as of December 31, 2009. Adversely classified loans decreased to $14.5 million at March 31, 2010 compared to $14.6 million as of December 31, 2009. Adversely classified loans are credits that Bank management has graded special mention, doubtful and substandard. Loans past due 30 through 89 days and still accruing increased from $1.7 million as of December 31, 2009 to $1.9 million as of March 31, 2010.

Each quarter, management reviews the adequacy of the allowance for loan losses by reviewing the overall quality and risk profile of the Company`s loan portfolio, by reviewing specific problem credits and assessing the potential for losses based on expected cash flows or collateral values, by reviewing trends in problem loan levels, by updating loss history for the Company`s loans, by analyzing the growth and change in mix of the portfolio, and by analyzing economic trends that are believed to impact the Company`s borrowers. Management reviewed all of these factors and determined the allowance for loan losses was adequate as of March 31, 2010.

Noninterest income for the three months ended March 31, 2010 decreased to $625 thousand or 3.1%, from $645 thousand for the same period in 2009.
The change is primarily related to the decrease in net gains recorded on the sale of securities from $152 thousand in 2009 to $76 thousand in 2010. Income from mortgage banking activities more than doubled to $51 thousand for the three months ended March 31, 2010 as Bank management continues to focus on improving mortgage department products and services.

Noninterest expense for the three months ended March 31, 2010 was $2.9 million, an increase of 7.1% from $2.7 million for the same period in 2009. The increase in noninterest expense was due primarily to slight increases in salaries and employee benefits expense, data processing expense and occupancy expense.

Income tax expense was $8 thousand for the three months ended March 31, 2010 which represents a decrease of $199 thousand compared to the same period in 2009. Lower pre-tax income and an increase in interest income from tax-exempt securities for the three months ended March 31, 2010 compared to the same period in 2009 is the primary factor causing the decrease in income tax expense.

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

The Board of Directors has established revised limits on a decline in the economic value of equity (EVE) and earnings at risk (EAR) given changes in interest rates. These limits are that EVE shall not decline by more than 10%, 20% and 30% given a 1%, 2% and 3% increase or decrease in interest rates respectively and that EAR shall not be greater than 8%, 16% or 24% given a 1%, 2% or 3% increase or decrease in interest rates respectively. The following illustrates our equity at risk in the economic value of equity model.





March 31, 2010
Basis Point Change in Rates			+300 bp     +200 bp     +100 bp     -100 bp     -200 bp     -300 bp
Increase (decrease) in EVE                      (15.0)%      (8.4)%      (2.9)%      (3.3)%        nm          nm


December 31, 2009

Basis Point Change in Rates			+300 bp     +200 bp     +100 bp     -100 bp     -200 bp     -300 bp
Increase (decrease) in EVE                      (13.4)%      (7.4)%      (2.3)%      (4.4)%     (10.9)%     (19.9)%

nm - not meaningful

The Bank is in compliance with the interest rate risk policy limits related to EVE as of March 31, 2010 and December 31, 2009.

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


March 31, 2010
Basis Point Change in Rates			+300 bp     +200 bp     +100 bp     -100 bp     -200 bp     -300 bp
Increase (decrease) in Earnings                  (0.9)%      (0.4)%      (0.1)%      (0.5)%        nm          nm

December 31, 2009

Basis Point Change in Rates			+300 bp     +200 bp     +100 bp     -100 bp     -200 bp     -300 bp
Increase (decrease) in Earnings                  (1.6)%      (1.1)%      (0.3)%      (0.1)%      (1.9)%      (4.0)%

nm - not meaningful

The Bank is in compliance with the interest rate risk policy limits related to EAR as of March 31, 2010 and December 31, 2009.

Item 4T. Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company`s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company`s disclosure controls and procedures as of March 31, 2010, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company`s disclosure controls and procedures were, to the best of their knowledge, effective as of March 31, 2010, in timely alerting them to material information relating to the Company
(including its consolidated subsidiary) required to be included in the Company`s periodic SEC filings.

There were no changes in the Company`s internal controls over financial reporting during the three months ended March 31, 2010 that materially affected or are reasonably likely to materially affect the Company`s internal controls over financial reporting.

PART II.  OTHER INFORMATION

	Item 1.  	Legal Proceedings ~ None
	Item 1A.	Risk Factors - There have been no significant changes
			in the Company`s risk
			factors as outlined in The Company`s Form 10-K for the period ending December 31, 2008.
	Item 2.  	Unregistered Sales of Equity Securities and Use of
			Proceeds ~ None
	Item 3.  	Defaults Upon Senior Securities ~ None
	Item 4.  	Removed and Reserved
	Item 5.  	Other Information ~ None
	Item 6.  	Exhibits

Exhibit No.							If incorporated by Reference,
Under Reg.							Documents with Which Exhibit
S-K, Item 601		Description of Exhibits			Was Previously Filed with SEC
(3.1)			Amended Articles of Incorporation	Annual Report 10-K filed 3/26/04
								File No. 000-14773
(3.2) 			Code of Regulations			Annual Report 10-K filed 3/26/04
								File No. 000-14773
(10.1)			Directors Defined Benefit Plan		Annual Report 10-K filed 3/29/01
			Agreement				File No. 000-14773
(10.2) 			Employment Agreement entered into	Special Report 8-K filed 12/7/06
			By David C. Vernon and National
			Bancshares and First National Bank
(10.3)			Special Separation Agreement of		Quarterly Report 10-Q filed
			James R. VanSickle			8/14/07 File No. 000-14473
(10.4)			Employment Agreement entered into	Annual Report 10-K filed 3/28/08
			By Thomas M. Fast and National
			Bancshares and First National Bank
(11)			Computation of Earnings per Share	See Consolidated Statements of
								Income and Comprehensive
								Income Page 4
(31.1)			Certification
(31.2)			Certification
(32)			Certification


No other exhibits are required to be filed herewith pursuant to Item 601 of Regulation S-K.

SIGNATURES

	Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

			National Bancshares Corporation


Date: May 14, 2010		/s/David C. Vernon
                        	David C. Vernon, President and
                        	Chief Executive Officer




Date: May 14, 2010		/s/James R. VanSickle
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


Date: May 14, 2010


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


Date: May 14, 2010


					/s/James R. VanSickle
					James R. VanSickle, Chief Financial
					Officer

Exhibit 32


		SECTION 1350 CERTIFICATION OF QUARTERLY REPORT ON FORM 10-Q

				            OF

			      NATIONAL BANCSHARES CORPORATION

		       FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010

The undersigned are the President and Chief Financial Officer of National Bancshares Corporation (the `Registrant`). This Certification is made pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This
Certification accompanies the Quarterly Report on Form 10-Q of the Registrant for the quarterly period ended March 31, 2010.

We certify that such Quarterly Report on Form 10-Q fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in such 10-Q Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.


This Certification is executed as of May 14, 2010
							/s/ David C. Vernon
					                David C. Vernon,
							President and
					                Chief Executive
							Officer



					               /s/ James R. VanSickle
			                               James R. VanSickle,
						       Chief Financial
						       Officer