Form 10-Q
period 2010-06-30
NATIONAL BANCSHARES CORP /OH/
filed 2010-07-29
CIK 790362

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010

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

Indicate the number of shares outstanding of each of the issuer`s classes of common stock, as of July 29, 2010.

Common Stock, Without Par Value: 2,205,973 Shares Outstanding

NATIONAL BANCSHARES CORPORATION

Index
									Page
									Number
Part I.  Financial Information

	Item 1.	Financial Statements (Unaudited)

			Consolidated Balance Sheets			2
			as of June 30, 2010
			and December 31, 2009

			Consolidated Statements of Income		3
			and Comprehensive Income for the
			three and six months ended
			June 30, 2010 and 2009

			Condensed Consolidated Statement of Changes  	5
			in Shareholders` Equity for the six months ended June 30, 2010 and 2009

			Condensed Consolidated Statements of		6
			Cash Flows for the six months ended
			June 30, 2010 and 2009

			Notes to Consolidated Financial			7~14
			Statements (Unaudited)

	Item 2	Management`s Discussion and Analysis		        14~19
		of Financial Condition and
		Results of Operations

	Item 3	Quantitative and Qualitative Disclosures About		20
		Market Risk

	Item 4	Controls and Procedures			                21

Part II.  Other Information					        22

	Item 1.	Legal Proceedings ~ None

	Item 1A.Risk Factors

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

	Item 3.	Defaults Upon Senior Securities ~ None

	Item 4.	Removed and Reserved

	Item 5.	Other Information ~ None

	Item 6.	Exhibits

Signatures					                         23

Exhibits						                 25~26

Item 1. Financial Statements

NATIONAL BANCSHARES CORPORATION
CONSOLIDATED BALANCE SHEETS (Unaudited)
(dollars in thousands)
			     				June 30,		December 31,
   			         		  	2010		        2009
ASSETS
Cash and due from banks					$  25,975		$   8,124
Time deposits with other financial institutions	   	    9,444	           13,580
Securities available for sale		          	  131,734	          130,241
Restricted equity securities		            	    3,219              	    3,218
Loans held for sale		                      	      143		      316
Loans, net of allowance for loan losses:
June 30, 2010~$2,560;
December 31, 2009~$2,906    			  	  191,078	          194,071
Premises and equipment, net		            	   11,074	            9,033
Goodwill		                            	    4,723	            4,723
Identified intangible assets		               	      152	              197
Accrued interest receivable 		            	    1,249	            1,334
Cash surrender value of life insurance		    	    2,820	            2,771
Other assets		                            	    2,792	            2,620
	Total assets	                         	 $384,340	         $370,228

LIABILITIES AND SHAREHOLDERS` EQUITY
Deposits
	Noninterest bearing			 	 $ 58,557	         $ 54,290
	Interest bearing		          	  250,523		  237,083
		Total deposits		          	  309,080		  291,373
Repurchase agreements		                    	    6,980		    6,105
Federal funds purchased		                      		-	            3,300
Federal Reserve note account		              	      107		      315
Federal Home Loan Bank advances		                   25,000		   27,000
Accrued interest payable		                      368		      408
Accrued expenses and other liabilities		            2,828        	    2,824
	Total liabilities		                 $344,363		 $331,325

SHAREHOLDERS` EQUITY
	Common stock,
	no par value; 6,000,000 shares authorized;
        2,289,528 shares issued
	   					   	   11,447		   11,447
	Additional paid-in capital		    	    4,761		    4,752
	Retained earnings		           	   21,954		   21,856
	Treasury stock, at cost (83,555 shares)	           (1,639)		   (1,639)
	Accumulated other comprehensive income	            3,454		    2,487
       		Total shareholders` equity	   	   39,977		   38,903
		   Total liabilities and
                   shareholders` equity	                 $384,340	         $370,228

See accompanying notes to consolidated financial statements.


NATIONAL BANCSHARES CORPORATION
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (Unaudited)
(dollars in thousands, except per share data)

	               	            			    Three months ended			   Six Months ended
							  June 30,	  June 30,		June 30,	June 30,
S>							  2010	    	  2009       		2010		2009
Interest and dividend income
	Loans, including fees				  $2,638	  $2,564		$5,240		$5,149
	Securities:
		Taxable				             938           1,409            	 1,967		 2,873
		Nontaxable				     293	     171	  	   564		   333
	Federal funds sold and other			      51 	       5          	   107	 	     5
	   	Total interest and dividend income	   3,920	   4,149		 7,878		 8,360

Interest expense
	Deposits				             557	     861          	 1,129		 1,798
	Short-term borrowings				      13	       9           	    26		    23
	Federal Home Loan Bank advances			     249             266	  	   510		   530
		Total interest expense			     819    	   1,136         	 1,665		 2,351

Net interest income					   3,101	   3,013		 6,213		 6,009

Provision for loan losses				     615	     228 		 1,122		   351

Net interest income after provision for loan losses	   2,486	   2,785	 	 5,091		 5,658

Noninterest income
	Checking account fees				     272	     259		   534		   506
	Visa check card interchange fees		     112	      83            	   210		   161
	Deposit and miscellaneous service fees		      80	      64            	   163		   132
	Mortgage banking activities			      50	     122             	   101		   142
	Securities gains, net			      	       -	     156            	    76		   308
	Loss on sale of other real estate owned		       -	       -		   (11)		     -
	Other						      98	      72	    	   164		   149
		Total noninterest income		     612 	     756          	 1,237		 1,398

Noninterest expense
	Salaries and employee benefits			   1,357	   1,340 		 2,735		 2,674
	Data processing					     256	     230            	   497		   446
	Net occupancy					     304	     262                   598		   527
	FDIC assessment					     145	     279		   266		   396
	Professional and consulting fees		     210	     140            	   392		   253
	Franchise tax					      87	      81            	   177		   165
	Maintenance and repairs				      43	      37            	   113		   100
	Amortization of intangibles			      23	      57            	    45		   113
	Telephone					      58	      53            	   116		   100
	Marketing					      66	      48             	   131		    96
	Director fees and pension			      68	      57            	   140		   110
	Software expense				      50              54		    93		    99
	Postage and supplies		                      75              64		   155		   145
	Other						     260	     243                   473             456
		Total noninterest expense		   3,002	   2,945           	 5,931		 5,680

Income before income tax expense			      96	     596		   397		 1,376
Income tax expense					     (62)	     142  		   (54)            349
Net income						  $  158	  $  454		$  451		$1,027

NATIONAL BANCSHARES CORPORATION
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (Unaudited)

(Continued)	               	                            Three months ended 			Six months ended
							  June 30,	 June 30, 		June 30, 	June 30,
							  2010	    	 2009         		2010		2009
Other comprehensive income:
	Unrealized appreciation in fair
	  value of securities available for sale,
	  net of taxes of $(193), $46, $(52) and $(250)   $   325 	 $   (90)		$1,017		$  486
	Reclassification adjustment for realized gains
	  included in earnings, net of taxes of
	  $0, $53, $26 and $105           		        - 	    (103)           	   (50)		  (203)
Total other comprehensive income (loss), net of taxes  	      325           (193)          	   967		   283

Comprehensive income					  $   483        $   261		$1,418		$1,310

Weighted average basic and diluted common shares
     outstanding				        2,205,973      2,202,368 	     2,205,973	     2,202,368

Basic and diluted earnings per common share	       	$    0.07      $    0.21	     $    0.20	     $    0.47

Dividends declared per common share		       	$    0.08      $    0.08	     $    0.16	     $    0.16

See accompanying notes to consolidated financial statements.

NATIONAL BANCSHARES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS` EQUITY (Unaudited)

(dollars in thousands, except per share data)		Six months ended,
			 			June 30,		   June 30,
		                                  2010		             2009
Balance at beginning of period			$ 38,903	           $ 36,881

Comprehensive income
	Net income			             451 		      1,027
	Other comprehensive     	             967		        283
Total comprehensive income 			   1,418		      1,310

Stock-based compensation			       9                         23

Cash dividends declared ($0.16 per share in 2010
	and 2009)		                    (353)		       (353)

Balance at end of period	                $ 39,977	           $ 37,861

See accompanying notes to consolidated financial statements.

NATIONAL BANCSHARES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(dollars in thousands, except per share data)
								    Six months ended
			   					June 30,	June 30,
		                                                  2010		   2009
Net cash from operating activities				$ 1,958		$    921

Cash flows from investing activities
	Purchases of time deposits with other financial
	  institutions						  4,136	       	       -

	Securities available for sale
		Proceeds from maturities and repayments		 19,463		  15,611
		Proceeds from sales		                  1,988		   5,615
		Purchases		                        (21,732)	 (24,333)
	Purchases of property and equipment			 (2,402)	  (1,989)
	Proceeds from the sale of other real estate owned            35		       -
	Proceeds from the sale of an impaired loan		    930                -
	Purchase of loans					 (1,184)	  (1,151)
	Net change in loans		                          1,938 	   2,517
Net cash from investing activities		                  3,172   	  (3,730)

Cash flows from financing activities
	Net change in deposits		                         17,707 	  15,191
	Net change in short-term borrowings		         (2,633)	  (6,211)
	Proceeds from Federal Home Loan Bank advances		      -		   4,000
	Repayments of Federal Home Loan Bank advances	         (2,000)	  (1,000)
	Dividends paid		                                   (353)	    (353)
Net cash from financing activities		                 12,721 	  11,627

Net change in cash and cash equivalents		                 17,851            8,818

Beginning cash and cash equivalents		                  8,124		  11,001
Ending cash and cash equivalents	                       $ 25,975         $ 19,819

Supplemental Disclosures
	Cash paid for interest	                               $  1,705         $  2,554
	Cash paid for income taxes	                       $    470	        $    140
Supplemental noncash disclosures:
	Transfer from loans to other real estate owned	       $     41	        $     54

See accompanying notes to consolidated financial statements.

Note 1 ~ Basis of Presentation

(dollars in thousands)

Company Organization and Financial Presentation
The accompanying consolidated financial statements include the accounts of National Bancshares Corporation (the `Company`) and its wholly owned subsidiaries, First National Bank, Orrville, Ohio (the `Bank`) and NBOH Properties, LLC. The Bank has a minority interest in First Kropf Title, LLC. The Bank`s investment in First Kropf Title, LLC is immaterial to the consolidated financial statements. All significant intercompany transactions and balances have been eliminated.

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

The consolidated balance sheet as of June 30, 2010, the consolidated statements of income and comprehensive income for the three and six month periods ended June 30, 2010 and 2009, and the condensed consolidated statements of changes in shareholders` equity and the condensed consolidated statements of cash flows for the six month periods ended June 30, 2010 and 2009, have been prepared by the Company without audit. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

The consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q, but do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These statements should be read in conjunction with the consolidated financial statements and footnotes in the Company`s annual report on Form 10-K for the year ended December 31, 2009. Operating results for the six months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

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

Earnings Per Common Share
Earnings per common share is net income divided by the weighted average number of shares outstanding during the period. Diluted earnings per share includes the dilutive effect of additional potential common shares issuable under stock options. 48,400 and 53,000 stock options were not considered in computing diluted earnings per common share for the periods ending
June 30, 2010 and 2009, respectively, because they were antidilutive.

Note 2 ~ Securities
(dollars in thousands)

Securities consist of the following at June 30, 2010 and December 31, 2009:

							Gross		Gross
					Amortized	Unrealized	Unrealized	Fair
   					Cost		Gains		Losses		Value
June 30, 2010
  U.S. Government and federal agency	$  4,354	$    62		$    -		$  4,416
  State and municipal			  34,541	  1,081		   (58)		  35,564
  Corporate bonds and notes		   2,864	     53		     -		   2,917
  Mortgage backed: residential		  84,719	  4,123		   (11)		  88,831
  Equity securities		              23	      -		   (17)		       6
   	Total				$126,501	$ 5,319		$  (86)		$131,734

December 31, 2009
  U.S. Government and federal agency	$    819	$     -	 	$    -		$    819
  State and municipal			  28,019	    763		   (99)		  28,683
  Corporate bonds and notes		   7,640	    137		     -		   7,777
  Mortgage-backed: residential		  89,972	  3,058		   (87)		  92,943
  Equity securities		              23	      -		    (4)		      19
	  Total				$126,473	$ 3,958		$ (190)		$130,241


Sales of available for sale securities were as follows:
					For the six months ended
		 			June 30,  	June 30,
					2010		2009
	Proceeds			$1,988		$5,615
	Gross gains		            76		   308
	Gross losses			     -		     -

					For the three months ended
		 			June 30,  	June 30,
					2010		2009
	Proceeds			$    -		$2,311
	Gross gains		             -		   156
	Gross losses			     -		     -

The tax provision related to these net realized gains and losses was $26 and $105, respectively for the six months ended June 30,2010 and 2009.

The fair value of securities at June 30, 2010 by contractual maturity were as follows. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.
					Amortized Cost	Fair Value
	Due in one year or less		$  5,415	$  5,445
	Due from one to five years	   4,685	   4,835
	Due from five to ten years	  17,087	  17,657
	Due after ten years		  14,572	  14,960
	Mortgage backed: residential	  84,719	  88,831
	Equity securities		      23	       6
		Total			$126,501	$131,734



Securities pledged at June 30, 2010 and December 31, 2009 had a carrying amount of $72,858 and $45,882 and were pledged to secure public deposits and repurchase agreements.

At June 30, 2010 and December 31, 2009, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of shareholders` equity.

Securities with unrealized losses at June 30, 2010 and December 31, 2009, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

				Less Than 12 Months	12 Months or More	Total
				Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
June 30, 2010			Value	Loss		Value	Loss		Value	Loss
State and municipal		$ 4,329	$   (25)	$  461	$   (33)	$ 4,790	$   (58)
Mortgage-backed: residential	  2,628	    (11)	     -	      -		  2,628	    (11)
Equity securities		      6     (17)	     -	      -		      6	    (17)
   Total temporarily impaired	$ 6,963	$   (53)	$  461	$   (33)	$ 7,424	$   (86)


				Less Than 12 Months	12 Months or More	Total
				Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2009		Value	Loss		Value	Loss		Value	Loss

State and municipal		$ 4,375	$   (60)	$ 455	$   (39)	$ 4,830	$   (99)
Mortgage-backed: residential	 11,761     (87)	    -	      -		 11,761	    (87)
Equity securities		     19	     (4)	    -	      -		     19      (4)
   Total temporarily impaired	$16,155	$  (151)	$ 455	$   (39)	$16,610	$  (190)


Management believes the unrealized losses of securities as of June 30, 2010 are the result of fluctuations in interest rates and do not reflect deterioration in the credit quality of the securities. Accordingly management considers these unrealized losses to be temporary in nature.
The Company does not have the intent to sell and does not believe it is more likely than not the Company will be required to sell these securities before their recovery.

The unrealized losses on securities reported in the previous table have not been recognized into income because the related securities are of high credit quality, management has the intent and ability to hold for the foreseeable future, and the decline in fair value is largely due to changes in market interest rates or normally expected market pricing fluctuations. The fair value of debt securities is expected to recover as the securities approach their maturity date.


Note 3 ~ Allowance for Loan Losses
(dollars in thousands)

The activity in the allowance for loan losses for the periods indicated was as follows:

	               				For the six months ended
         	                            	June 30,	June 30,
						2010		2009
Beginning balance				$2,906	        $1,718
	Provision for loan losses		 1,122		   351
	Loans charged-off			(1,482)		   (80)
	Recoveries			            14		     3
		Ending balance		        $2,560	        $1,992

Individually impaired loans were as follows:				 June 30,        December 31,
								         2010	         2009
        Loans with no allocated allowance for loan losses	 	 $  283	          $2,069
        Loans with allocated allowance for loan losses		          2,044            3,692
        Amount of the allowance for loan losses allocated		    511              916


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

Nonaccrual loans and loans past due 90 days still on accrual were as follows:

								      June 30,       December 31,
                                                                      2010            2009
        Loans past due over 90 days still on accrual		      $  535	      $  458
        Nonaccrual loans                                               2,778           4,716

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

The Company implemented a program in 2009 whereby it lends to its borrowers at a fixed rate with the loan agreement containing a two-way yield maintenance provision. The program has one participant as of June 30, 2010. If the borrower prepays the loan, the yield maintenance provision will result in a prepayment penalty or benefit depending on the interest rate environment at the time of the prepayment. This provision represents an embedded derivative which is required to be bifurcated from the host loan contract.
As a result of bifurcating the embedded derivative, the Company records the transaction with the borrower as a floating rate loan and a pay floating / receive fixed interest-rate swap. To offset the risk of the interest-rate swap with the borrower, the Company enters into an interest-rate swap with an outside counterparty that mirrors the terms of the interest-rate swap between the Company and the borrower. Both interest-rate swaps are carried as freestanding derivatives with their changes in fair value reported in current earnings. The interest-rate swaps are not designated as hedges. The change in the fair value of the interest-rate swap between the Company and its borrower was an increase of $41 for the six months ended June 30, 2010, which was offset by an equal decrease in value during the six months ended June 30, 2010 on the interest-rate swap with an outside counterparty, with the result that there was no impact on income as of June 30, 2010.

Summary information about the interest-rate swaps not designated as hedges between the Company and its borrower as of June 30, 2010 is as follows:


Notional amount					$1,514
Weighted average receive rate			  5.33%
Weighted average pay rate		          3.27%
Weighted average maturity (years)		  3.5
Fair value of interest-rate swaps		    45

Summary information about the interest-rate swaps between the Company and outside parties as of June 30, 2010 is as follows:

Notional amount					$1,514
Weighted average pay rate			  5.33%
Weighted average receive rate			  3.27%
Weighted average maturity (years)		  3.5
Fair value of interest-rate swaps		   (45)


The fair value of the interest-rate swaps at June 30, 2010 is reflected in other assets and other liabilities with a corresponding offset to noninterest income.

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

On May 20, 2008, the Corporation granted options to purchase 58,000 shares of stock to directors and certain key officers, all of which remained outstanding at June 30, 2010. The exercise price of the options is $18.03 per share. The options vest in five equal installments over a five-year period and have a term of 10 years. 4,600 and 5,000 options were forfeited during 2010 and 2009, leaving 48,400 outstanding at June 30, 2010. All remaining options are expected to vest.

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

The total compensation cost that has been charged against income for the plan was $5 and $11 for the quarters ended June 30, 2010 and 2009 and $9 and $23 for the six month periods ended June 30, 2010 and 2009. The total income tax benefit was $2 and $4 for the quarters ended June 30, 2010 and 2009 and $3 and $8 for the six month periods ended June 30, 2010 and 2009. As of June 30, 2010, there was $23 of total unrecognized compensation cost related to nonvested stock options granted under the Plan. The cost is expected to be recognized over a weighted-average period of 2.9 years.
At June 30, 2010, 20,800 options are vested and the outstanding options have no intrinsic value. The weighted average remaining contractual term is 7.9 years.

Note 6 ~ Fair Value
(dollars in thousands)

ASC 820-10 establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

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

Loans held for sale are carried at the lower of cost or fair value, as determined by outstanding commitments, from third party investors.



						           Fair Value Measurements
						          At June 30, 2010 Using
						Quoted Prices in	Significant
						Active Markets		Other		Significant
						for Identical		Observable	Unobservable
						Assets			Inputs		Inputs
						(Level 1)		(Level 2)	(Level 3)
Assets:
Available for sale securities:
  U.S. Government and federal agency		$    -			$ 4,416		$    -
  State and municipal				     -		 	 35,564		     -
  Corporate bonds and notes			     -			  2,917		     -
  Mortgage backed securities-residential	     -			 88,831	     	     -
  Equity securities				     6			      -		     -
Interest rate swaps				     -		             45		     -


							   Fair Value Measurements
						          At June 30, 2010 Using
						Quoted Prices in	Significant
						Active Markets		Other		Significant
						for Identical		Observable	Unobservable
						Assets			Inputs		Inputs
						(Level 1)		(Level 2)	(Level 3)
Liabilities:
	Interest rate swaps		   	$    -		        $    45	        $    -



						           Fair Value Measurements
						          At December 31, 2009 Using
						Quoted Prices in	Significant
						Active Markets		Other		Significant
						for Identical		Observable	Unobservable
						Assets			Inputs		Inputs
						(Level 1)		(Level 2)	(Level 3)
Assets:
Available for sale securities:
  U.S. Government and federal agency		$    -			$   819		$    -
  State and municipal				     -		 	 28,683		     -
  Corporate bonds and notes			     -			  7,777		     -
  Mortgage backed securities-residential	     -			 92,943		     -
  Equity securities				    19			      -		     -
Interest rate swaps				     -		              4		     -


						            Fair Value Measurements
						           At December 31, 2009 Using
						Quoted Prices in	Significant
						Active Markets		Other		Significant
						for Identical		Observable	Unobservable
						Assets			Inputs		Inputs
						(Level 1)		(Level 2)	(Level 3)
Liabilities:
	Interest rate swaps		   	$    -		        $     4	        $    -

Assets and Liabilities Measured on a Non-Recurring Basis

Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

  						           Fair Value Measurements
						          At June 30, 2010 Using
						Quoted Prices in	Significant
						Active Markets		Other		Significant
						for Identical		Observable	Unobservable
						Assets			Inputs		Inputs
						(Level 1)		(Level 2)	(Level 3)
Assets:
     Impaired loans				$    -			$    -		$ 1,533
     Other real estate owned			     -                       -               99

  						            Fair Value Measurements
						           At December 31, 2009 Using
						Quoted Prices in	Significant
						Active Markets		Other		Significant
						for Identical		Observable	Unobservable
						Assets			Inputs		Inputs
						(Level 1)		(Level 2)	(Level 3)
Assets:
     Impaired loans				$    -			$    -		$ 3,626
     Other real estate owned			     -                       -               58

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a principal amount of $2,044, with a valuation allowance of $511, resulting in an additional provision of $1,062 for loan loss in the six months ended June 30, 2010. Impaired loans had a principal amount of $4,542, with a valuation allowance of $916, resulting in an additional provision of $1,091 for loan loss in the year ended December 31, 2009.

Other real estate owned measured at fair value less costs to sell, had a net carrying amount of $99, which is made up of the outstanding balance of $174, net of a valuation allowance of $75 at June 30, 2010. There were no write-downs of other real estate owned for the periods ending
June 30, 2010 and 2009. Other real estate owned measured at fair value less costs to sell, had a net carrying amount of $58, which is made up of the outstanding balance of $133, net of a valuation allowance of $75 at December 31, 2009, resulting in a write-down of $75 for the year ending December 31, 2009.

Carrying amount and estimated fair values of financial instruments at June 30, 2010 were as follows:

						For the six months ended
						June 30,			December 31,
						2010				2009

						Carrying	Fair		Carrying	Fair
   						Amount		Value		Amount		Value
Financial assets
	Cash and cash equivalents		$ 25,975	$ 25,975	$  8,124	$  8,124
	Time deposits with other financial
          institutions				   9,444	   9,444	  13,580	  13,580
	Securities available for sale		 131,734	 131,734	 130,241	 130,241
	Restricted equity securities		   3,219	      na	   3,218	      na
	Loans held for sale		             143	     143	     316	     316
	Loans, net		                 191,078  	 191,853    	 194,071	 194,103
	Accrued interest receivable		   1,249	   1,249	   1,334           1,334
	Interest rate swaps		              45	      45	       4	       4

Financial liabilities
	Deposits				$309,080	$310,016	$291,373	$292,045
	Short-term borrowings		           7,087	   7,087	   9,720	   9,720
	Federal Home Loan Bank advances		  25,000	  25,671	  27,000	  27,779
	Accrued interest payable		     368	     368	     408	     408
	Interest rate swaps		              45	      45	       4	       4

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

GENERAL

The Company`s results of operations are dependent primarily on net interest income, provision for loan losses, noninterest income and its ability to control costs. Net interest income is the difference (`spread`) between the interest income earned on loans and securities and the cost of funds, consisting of interest paid on deposits, Federal Home Loan Bank advances and short-term funds. The interest rate spread is affected by regulatory, economic and competitive factors that influence interest rates, loan demand and deposit flows. The provision for loan losses is significantly affected by the relative strength or weakness of the local economy. The Company`s net income is also affected by, among other things, loan fee income, service charges, gains on securities and loans, operating expenses, FDIC assessment expense and franchise and income taxes. The Company`s operating expenses principally consist of employee compensation and benefits, occupancy and other general and administrative expenses. The Company`s results of operations are also significantly affected by general economic and competitive conditions, particularly changes in market interest rates, government policies and actions of regulatory authorities. Additionally, future changes in applicable laws, regulations or government policies may also materially impact the Company.


OVERVIEW

Total assets increased to $384.3 million as of June 30, 2010, from $370.2 million at December 31, 2009.

Basic and diluted earnings per share for the first six months of 2010 totaled $0.20 per share. Net income for the first six months of 2010 was $451 thousand compared to $1,027 thousand for the same period of 2009 or $0.20 and $0.47 basic and diluted per share, respectively. Net income was positively impacted by an increase in net interest income and negatively impacted by an increase in the provision for loan losses and noninterest expense.

Net interest income for the six month period ended June 30, 2010 increased 3.4% compared to the same period in 2009 despite a declining interest rate environment. The improvement in net interest margin was driven by an 8.0% increase in average earning assets and growth in lower cost core deposit funding. The provision for loan losses increased to $1.1 million for the six months ended June 30, 2010 compared to $351 thousand for the same period in 2009. The increase in the provision was primarily related to the specific loss allocation, attributable to the deterioration during 2010 of two adversely classified loans. Noninterest income for the first six months of 2010 decreased $161 thousand compared to the same period in 2009, primarily related to the decrease in net gains recorded on the sale of securities from $308 thousand in 2009 to $76 thousand in 2010.

Noninterest expense for the first six months of 2010 increased $251 thousand compared to the same period in 2009 due primarily to an increase in professional and consulting fees. The increase in professional and consulting fees was due to an increase in legal fees related to loan collection efforts and a document imaging project. Income tax expense (benefit) was $(54) thousand for the six months ended June 30, 2010 compared to $349 thousand for the same period in 2009.


Office of the Controller of the Currency (`OCC`) regulations requires banks to maintain certain minimum levels of regulatory capital. Additionally, the regulations establish a framework for the classification of banks into five categories: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. Generally, an institution is considered well-capitalized if it has a core (Tier 1) capital ratio of at least 5.0% (based on adjusted total assets); a core (Tier 1) risk-based capital ratio of a least 6.0%; and a total risk-based capital ratio of at least 10.0%. The Bank had capital ratios above the minimum to be well-capitalized at June 30, 2010 and December 31, 2009.

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

FINANCIAL CONDITION ~ JUNE 30, 2010, COMPARED TO DECEMBER 31, 2009

Balance Sheet

Cash and due from banks increased $17.9 million to $26.0 million at June 30, 2010.

Securities available for sale increased $1.5 million due to the purchase of $21.7 million of securities, offset by maturities and repayments of $19.5 million and $2.0 million in sales. The net unrealized gains on securities increased to $5.2 million as of June 30, 2010 compared to $3.8 million net unrealized gains on securities as of December 31, 2009.

Loans decreased $3.3 million during the first six months of 2010. Average loans have increased from $181.6 million for the six month period ended June 30, 2009 to $193.3 million for the same period in 2010. The loan demand in the Bank`s primary market remains soft. However, the Bank continues to focus on enhancing it`s ability to originate commercial loans and improving demand for commercial loan products. Commercial and commercial real estate loans have increased $19.1 million over the last twelve month period. The Bank started offering Small Business Administration (SBA) guaranteed loan services to customers in 2009.
$1.2 million of SBA guaranteed loans were originated during the six months ending June, 30, 2010.

Loans at June 30, 2010 and December 31, 2008 were as follows:



(dollars in thousands)
         			     		June 30,		December 31,
			        		2010		        2009
Collateralized by real estate:
     	Commercial				$ 68,014		$ 65,139
     	Residential 			 	  47,116		  50,390
	Home Equity 			 	  27,597		  26,526
	Construction and land development	  11,890		  12,395
						 154,617		 154,450

Other:
	Consumer		         	  11,935		  12,343
	Commercial		         	  24,965		  26,792
	Other		                 	   2,508		   3,830
  				       	         194,025	         197,415

	Unearned and deferred income	   	    (387)		    (438)
	Allowance for loan losses        	  (2,560)           	  (2,906)
	  Total	                                $191,078	        $194,071


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

The allowance for loan losses to total loans outstanding was 1.32% as of June 30, 2010, which is a decrease from 1.48% at December 31, 2009. The decrease in the allowance for loan losses was primarily related to a $1.1 million partial charge-off of a commercial credit and a $270 thousand charge-off of a commercial real estate loan sold in the second quarter. These loans were graded substandard and considered impaired as of December 31, 2009. Management allocated $720 thousand of the allowance for loan losses to these two loans as of December 31, 2009. The provision for loan losses for the six months ended June 30, 2010 was $1.1 million, compared to $351 thousand for the same period in 2009. Net charge-offs were $1.5 million for the six months ended June 30, 2010, compared to $77 thousand for the same period in 2009.

The ratio of non-performing loans to total loans was 1.71% ($3.3 million) for June 30, 2010 compared to 2.67% ($5.2 million) for December 31, 2009. Non-performing loans consist of loans that have been placed on non-accrual status and loans past due over 90 days and still accruing interest. Loans past due 30 through 89 days and still accruing decreased from $1.7 million as of December 31, 2009 to $1.3 million as of June 30, 2010.

Adversely classified assets at June 30, 2010 and December 31, 2009 were as follows:

         			June 30,		December 31,
				2010		        2009
					 Percent of		 Percent of
				Amount   total loans	Amount   total loans
(Dollar amounts in thousands)
Classified Loans:
  Special mention		$ 1,782	 0.9%		$ 2,841	 1.4%
  Substandard			  8,287  4.2%		 11,783	 6.0%
  Doubtful		   	      -	 0.0%		      -	 0.0%
  Loss			   	      -	 0.0%		      -	 0.0%
    Total classified loans	 10,069	 5.1%		 14,624	 7.4%
    Other classified assets	     99	 0.1%		    104	 0.1%
    Total classified assets	 10,168	 5.2%		 14,728	 7.5%


Total classified loans decreased from $14.6 million at December 31, 2009 to $10.1 million at June 30, 2010. The Bank`s classification ratio was 28.0% and 39.5% as of June 30, 2010 and December 31, 2009. The classification ratio is calculated using total adversely classified assets (excluding special mention loans) divided by Tier 1 capital plus allowance for loan losses. Management believes the allowance for loan losses is adequate as of June 30, 2010.

Total deposits increased $17.7 million as of June 30, 2010 compared to December 31, 2009. Interest bearing demand deposits have increased $3.0 million due primarily to an increase in local governmental deposit accounts. Historically noninterest-bearing demand accounts have fluctuated based upon the liquidity needs of our customers.



Deposits at June 30, 2010 and December 31, 2009 were as follows:

(dollars in thousands)
         			    	June 30,		December 31,
			        	2010		        2009
Demand, noninterest-bearing	        $ 58,558                 $ 54,290
Demand, interest-bearing 		 120,864		  117,862
Savings 			          50,170		   46,371
Time, $100,000 and over		          22,619		   15,712
Time, other		                  56,869		   57,138
			                $309,080	         $291,373

Shareholders` Equity

Total shareholders` equity increased $1.1 million to $40.0 million as of June 30, 2010 from $38.9 million as of December 31, 2009. Net income for the six months ended June 30, 2010 was $451 thousand, while dividends declared were $353 thousand. Accumulated other comprehensive income increased from $2.5 million on December 31, 2009 to $3.5 million as of June 30, 2010.

The Bank is subject to regulatory capital requirements. The following is a summary of the actual and required regulatory capital amounts and ratios. Management believes the capital position of the Bank remains strong.



(dollars in thousands)							       To Be Well Capitalized
         						    For Capital        Under Prompt Corrective
June 30, 2010				Actual		  Adequacy Purposes    Action Provisions
					Amount	 Ratio	  Amount  Ratio	       Amount	 Ratio
Total capital to risk-weighted assets   $30,022	 12.89%	  $18,639 8.00%	       $23,299	 10.00%
Tier 1 capital to risk-weighted assets   27,462	 11.79%	    9,320 4.00%	        13,977    6.00%
Tier 1 capital to average assets         27,462   7.48%	   14,686 4.00%	        18,358	  5.00%




									       To Be Well Capitalized
							  For Capital	       Under Prompt Corrective
December 31, 2009			Actual		  Adequacy Purposes    Action Provisions
	                                Amount	 Ratio	  Amount   Ratio       Amount     Ratio
Total capital to risk-weighted assets   $29,842	 12.46%	  $19,161  8.00%       $23,952	  10.00%
Tier 1 capital to risk-weighted assets   26,936	 11.25%	    9,581  4.00%        14,371	   6.00%
Tier 1 capital to average assets         26,936	  7.40%	   14,562  4.00%        18,202	   5.00%


Statements of Cash Flows

Net cash from operating activities for the first six months of 2010 was $2.0 million compared to $921 thousand for the same period of 2009. Net cash from investing activities for the first six months of 2010 was $3.2 million, compared to $(3.7) million for the first six months of 2009. Net cash from financing activities was $12.7 million for the first six months of 2010 compared to $11.6 million for the first six months of 2009. The increase in cash and cash equivalents was $17.9 million during the first six months of 2010, primarily related to an increase in local governmental deposit accounts. Total cash and cash equivalents was $26.0 million as of June 30, 2010 compared to $8.1 million at December 31, 2009.

COMPARISON OF RESULTS OF OPERATIONS FOR THE SIX MONTH PERIODS ENDED June 30, 2010 and 2009

Net income for the first six months of 2010 was $451 thousand or $0.20 per basic and diluted earnings per share compared to $1,027 thousand or $0.47 per basic and diluted earnings per share for the same period in 2009. The decrease was due primarily to an increase in the provision for loan losses and an increase in noninterest expense, partially offset by an increase in net interest income.

Annualized return on average equity (`ROAE`) and average assets (`ROAA`) for the first six months of 2010 were 2.28% and 0.24%, respectively, compared with 5.48% and 0.60% for the first six months of 2009.


				                         Six months ended June 30,
			                             2010		                      2009
(Dollars in thousands)              Daily Average           Average             Daily Average		Average
                                    Balance 	Interest    yield/cost (1)      Balance     Interest	yield/cost (1)
Assets
Interest earning assets:
	Securities:
	  Taxable		    $100,131    $1,967	    4.08%	        $114,320     $2,873	5.14%
	  Nontaxable	              30,754	   855	    5.73%		  16,944	505	6.10%
	  (tax equivalent basis) (2)
	Federal funds sold	           -	     -	    0.00%		   7,810          4	0.11%
	Interest bearing deposits     22,308       107	    0.96%		     773	  1	0.26%
	Net loans (including
	  nonaccrual loans)	     193,266     5,240	    5.42%		 181,583      5,149	5.67%
Total interest-earning assets	     346,459     8,169	    4.72%		 320,800      8,532	5.32%
All other assets		      27,001  					  23,837
Total assets	                    $373,460				        $344,637

Liabilities and Shareholders` Equity
Interest-bearing liabilities:
	Interest-bearing checking   $118,609       341	    0.57%	        $103,637        656	1.27%
	Savings		              47,705	    37	    0.16%		  48,856	 76	0.31%
	Time, $100,000 and over	      17,344	   158 	    1.82%		  12,998	173 	2.66%
	Time, other		      56,995       593	    2.08%		  59,800	893	2.99%
Federal Home Loan Bank advances	      25,481	   510	    4.00%		  24,657        530	4.30%
Other funds purchased		      10,592	    26      0.49%		  10,555	 23	0.44%
Total interest-bearing liabilities   276,726     1,665	    1.20%	         260,503      2,351	1.80%
Demand deposits		              53,890					  43,252
Other liabilities		       3,329					   3,425
Shareholders` equity		      39,515					  37,457
Total liabilities and
   shareholders` equity	            $373,460		                        $344,637
Net interest income
   (tax equivalent basis) (2)	                $6,504				             $6,181
Interest rate spread (3)				    3.52%					3.52%
Net yield on interest-earning assets (4)		    3.75%					3.85%
Ratio of average interest-earning assets
   to average interest-bearing liabilities	          125.20%				      123.15%

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


Interest and dividend income totaled $7.9 million, a decrease of $482 thousand for the six months ended June 30, 2010 compared to the same period in 2009. Adjusted on a fully tax-equivalent (`FTE`) basis the yield on earning assets in the first six months of 2010 was 4.72% compared to 5.32% in the first six months of 2009.

Interest expense totaled $1.7 million, a decrease of $686 thousand or 29.2% for the six months ended June 30, 2010 as compared to the same period in 2009. The average cost for interest bearing liabilities was 1.20% compared to 1.80% for the first six months of 2009.

The decrease of 60 basis points from the first six months of 2010 is the result of change in the average volume in the mix of interest bearing liabilities and declining interest rates.

Net interest income increased $204 thousand, or 3.4% for the six month period ended June 30, 2010 as compared to June 30, 2009. During the first six months of 2010, the interest rate spread was unchanged on a FTE basis when compared to the first six months of 2009.

Provision for loan losses totaled $1.1 million for the first six months of 2010 compared to $351 thousand for the same period in 2009. The increase in the provision for loan losses is primarily related to the deterioration in 2010 of two loan relationships mentioned earlier in the allowance for loan loss section.

Non-performing loans were $3.3 million as of June 30, 2010, compared to $5.2 million as of December 31, 2009. Adversely classified loans decreased to $10.1 million at June 30, 2010 compared to $14.6 million as of December 31, 2009. Adversely classified loans are credits that Bank management has graded special mention, doubtful and substandard. Loans past due 30 through 89 days and still accruing decreased from $1.7 million as of December 31, 2009 to $1.3 million as of June 30, 2010.

Each quarter, management reviews the adequacy of the allowance for loan losses by reviewing the overall quality and risk profile of the Company`s loan portfolio, by reviewing specific problem credits and assessing the potential for losses based on expected cash flows or collateral values, by reviewing trends in problem loan levels, by updating loss history for the Company`s loans, by analyzing the growth and change in mix of the portfolio, and by analyzing economic trends that are believed to impact the Company`s borrowers. Management reviewed all of these factors and determined the allowance for loan losses was adequate as of June 30, 2010.

Noninterest income for the six months ended June 30, 2010 decreased to $1.2 million or 11.5%, from $1.4 million for the same period in 2009. The change is primarily related to the decrease in net gains recorded on the sale of securities from $308 thousand in 2009 to $76 thousand in 2010.

Noninterest expense for the six months ended June 30, 2010 was $5.9 million, an increase of 4.4% from $5.7 million for the same period in 2009. The increase in professional and consulting fees was due to an increase in legal fees related to loan collection expenses and the costs associated with a project to convert all loan files from paper to digital images (a document imaging project).

Income tax expense (benefit) was $(54) thousand for the six months ended June 30, 2010 which represents a decrease of $403 thousand compared to the same period in 2009. Lower pre-tax income and an increase in interest income from tax-exempt securities for the six months ended June 30, 2010, compared to the same period in 2009, are the primary factors causing the decrease in income tax expense.

Quarters ended June 30, 2010 and June 30, 2009 income statement highlights:

~ Net interest income increased $88 thousand, compared to the same period in 2009. The change was driven by an increase in average earning assets and growth in lower core deposit funding.
~ Interest income decreased $229 thousand or 5.5%, primarily related to a decrease in interest income from taxable securities, partially offset by an increase in interest income from loans and nontaxable securities.
~ Interest expense decreased $317 thousand or 27.9%, primarily related to deposit interest expense.
~ The provision for loan losses was $615 thousand in the quarter ended
June 30, 2010 compared to $228 for the same period in 2009. The increase in the provision for loan losses was primarily related to an increase in the specific allocation for two loan relationships. $1.4 million of loan charge-offs were recorded for these two loan relationships during the second quarter of 2010
~ Mortgage banking income decreased from $122 thousand for the three months ended June 30, 2010 to $50 thousand for the same period in 2010. The change was due to a decrease in the volume of loans sold in 2010 compared to 2009. ~ Securities gains (losses), net decreased from $156 thousand for the quarter ended June 30, 2009, compared to $0 for the same period in 2010.
No securities were sold during the quarter ended June 30, 2010.
~ FDIC Assessment expense decreased from $279 thousand in the quarter ended June 30, 2009 to $145 thousand for the same period in 2010. The change was due to a special FDIC assessment levied on all FDIC-insured institutions in 2009, partially offset by an increase in FDIC assessment rates in 2010.
~ Income tax expense (benefit) was $(62) thousand for the three months ended June 30, 2010, a decrease of $204 thousand compared to the same period in 2009. Lower pre-tax income and an increase in interest income from tax-exempt securities for the quarter ended June 30, 2010, compared to the same period in 2009, are the primary causes of the decrease.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk


Economic Value of Equity

The economic value of equity, (EVE), is the difference between the net present value of the assets and the net present value of liabilities. EVE can be thought of as the liquidation value of the Bank on the date the calculation is made. Calculating EVE involves using a discount rate to calculate the net present value of assets and liabilities after making assumptions about the duration of assets and liabilities. As interest rates change, the discount rate changes and the change in interest rates effects the duration of assets and liabilities. If interest rates fall, for example, the duration of loans shortens since borrowers tend to prepay.Conversely the duration of loans increases if interest rates rise since borrowers are inclined to hold on to the favorable rate they were able to obtain in the lower interest rate environment.

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


June 30, 2010
Basis Point Change in Rates			+300 bp     +200 bp     +100 bp     -100 bp     -200 bp     -300 bp
Increase (decrease) in EVE                      (12.77)%    (6.36)%     (1.14)%     (6.39)%     nm          nm


December 31, 2009

Basis Point Change in Rates			+300 bp     +200 bp     +100 bp     -100 bp     -200 bp     -300 bp
Increase (decrease) in EVE                      (13.4)%      (7.4)%      (2.3)%      (4.4)%     nm          nm

nm - not meaningful

The Bank is in compliance with the interest rate risk policy limits related to EVE as of June 30, 2010 and December 31, 2009.

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


June 30, 2010
Basis Point Change in Rates			+300 bp     +200 bp     +100 bp     -100 bp     -200 bp     -300 bp
Increase (decrease) in Earnings                 0.59%       0.49%       0.38%       (1.53)%     nm          nm

December 31, 2009

Basis Point Change in Rates			+300 bp     +200 bp     +100 bp     -100 bp     -200 bp     -300 bp
Increase (decrease) in Earnings                 (1.6)%      (1.1)%      (0.3)%      (0.1)%      nm          nm

nm - not meaningful

The Bank is in compliance with the interest rate risk policy limits related to EAR as of June 30, 2010 and December 31, 2009.

Item 4T. Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company`s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company`s disclosure controls and procedures as of June 30, 2010, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company`s disclosure controls and procedures were, to the best of their knowledge, effective as of June 30, 2010, in timely alerting them to material information relating to the Company
(including its consolidated subsidiary) required to be included in the Company`s periodic SEC filings.

There were no changes in the Company`s internal controls over financial reporting during the six months ended June 30, 2010 that materially affected or are reasonably likely to materially affect the Company`s internal controls over financial reporting.

PART II.  OTHER INFORMATION

	Item 1.  	Legal Proceedings ~ None
	Item 1A.	Risk Factors - There have been no significant changes
			in the Company`s risk
			factors as outlined in The Company`s Form 10-K for the period ending December 31, 2009.
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

			National Bancshares Corporation


Date: July 29, 2010		/s/David C. Vernon
                        	David C. Vernon, President and
                        	Chief Executive Officer




Date: July 29, 2010		/s/James R. VanSickle
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


Date: July 29, 2010


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


Date: July 29, 2010


					/s/James R. VanSickle
					James R. VanSickle, Chief Financial
					Officer

Exhibit 32


		SECTION 1350 CERTIFICATION OF QUARTERLY REPORT ON FORM 10-Q

				            OF

			      NATIONAL BANCSHARES CORPORATION

		       FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2010

The undersigned are the President and Chief Financial Officer of National Bancshares Corporation (the `Registrant`). This Certification is made pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This
Certification accompanies the Quarterly Report on Form 10-Q of the Registrant for the quarterly period ended June 30, 2010.

We certify that such Quarterly Report on Form 10-Q fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in such 10-Q Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.


This Certification is executed as of July 29, 2010
							/s/ David C. Vernon
					                David C. Vernon,
							President and
					                Chief Executive
							Officer



					               /s/ James R. VanSickle
			                               James R. VanSickle,
						       Chief Financial
						       Officer