Form 10-Q
period 2010-09-30
NATIONAL BANCSHARES CORP /OH/
filed 2010-11-02
CIK 790362

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010

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

Indicate the number of shares outstanding of each of the issuer`s classes of common stock, as of November 2, 2010.

Common Stock, Without Par Value: 2,205,973 Shares Outstanding

NATIONAL BANCSHARES CORPORATION

         Index                                                                  Page
                                                                                Number
Part I.  Financial Information
	Item 1.	Financial Statements (Unaudited)
                Consolidated Balance Sheets
                as of September 30, 2010
                and December 31, 2009                                           2

                Consolidated Statements of Income
                and Comprehensive Income for the
                three and nine months ended
                September 30, 2010 and 2009                                     3

                Condensed Consolidated Statement of Changes
                in Shareholders` Equity for the nine months
                ended September 30, 2010 and 2009                               5

                Condensed Consolidated Statements of
                Cash Flows for the nine months ended
                September 30, 2010 and 2009                                     6

                Notes to Consolidated Financial
                Statements (Unaudited)                                          7-14

       Item 2.  Management`s Discussion and Analysis of Financial
                Condition and Results of Operations                             14-21

       Item 3.  Quantitative and Qualitative Disclosures About
                Market Risk                                                     21

       Item 4T. Controls and Procedures                                         22

Part II. Other Information

       Item 1.  Legal Proceedings ~ None                                        23

       Item 1A. Risk Factors                                                    23

       Item 2.  Unregistered Sales of Equity Securities and Use
                of Proceeds ~ None                                              23

       Item 3.  Defaults Upon Senior Securities ~ None                          23

       Item 4.  Removed and Reserved                                             -

       Item 5.  Other Information ~ None                                        23

       Item 6.  Exhibits                                                        23

Signatures                                                                      24

Exhibits                                                                        25-38


Item 1. Financial Statements

NATIONAL BANCSHARES CORPORATION
CONSOLIDATED BALANCE SHEETS (Unaudited)
(dollars in thousands)                                      Sept. 30,          Dec. 31,
                                                            2010               2009
ASSETS
Cash and due from banks                                     $ 21,805           $  8,124
Time deposits with other financial institutions                9,187             13,580
Securities available for sale                                131,799            130,241
Restricted equity securities                                   3,219              3,218
Loans held for sale                                              338                316
Loans, net of allowance for loan losses:
  Sept. 30, 2010 ~ $2,748; Dec. 31, 2009 ~ $2,906            195,004            194,071
Premises and equipment, net                                   11,972              9,033
Goodwill                                                       4,723              4,723
Identified intangible assets                                     130                197
Accrued interest receivable                                    1,494              1,334
Cash surrender value of life insurance                         2,843              2,771
Other assets                                                   2,594              2,620
  Total assets                                              $385,108           $370,228

LIABILITIES AND SHAREHOLDERS` EQUITY
Deposits
  Noninterest bearing                                       $ 59,003           $ 54,290
  Interest bearing                                           250,293            237,083
    Total deposits                                           309,296            291,373
Repurchase agreements                                          6,551              6,105
Federal funds purchased                                            -              3,300
Federal Reserve Bank note account                                154                315
Federal Home Loan Bank advances                               25,000             27,000
Accrued interest payable                                         331                408
Accrued expenses and other liabilities                         3,191              2,824
  Total liabilities                                          344,523            331,325

SHAREHOLDERS` EQUITY
Common stock, no par value; 6,000,000 shares
  authorized; 2,289,528 shares issued                         11,447             11,447
Additional paid-in capital                                     4,764              4,752
Retained earnings                                             22,643             21,856
Treasury stock, at cost (83,555 shares)                       (1,639)            (1,639)
Accumulated other comprehensive income                         3,370              2,487
  Total shareholders` equity                                  40,585             38,903
    Total liabilities and shareholders` equity              $385,108           $370,228

See accompanying notes to consolidated financial statements

NATIONAL BANCSHARES CORPORATION
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (Unaudited)
(dollars in thousands, except per share data)

                                                            Three months ended                     Nine Months ended
                                                          Sept. 30,       Sept. 30,             Sept. 30,       Sept. 30,
                                                          2010            2009                  2010            2009
Interest and dividend income
  Loans, including fees                                   $  2,689        $  2,472              $  7,929        $  7,621
  Securities:
    Taxable                                                    864           1,330                 2,831           4,203
    Nontaxable                                                 313             222                   877             555
  Federal funds sold and other                                  53               2                   160               7
    Total interest and dividend income                       3,919           4,026                11,797          12,386

Interest expense
  Deposits                                                     536             681                 1,665           2,479
  Short-term borrowings                                         11              10                    37              33
  Federal Home Loan Bank advances                              252             263                   762             793
    Total interest expense                                     799             954                 2,464           3,305

Net interest income                                          3,120           3,072                 9,333           9,081
Provision for loan losses                                      228             576                 1,350             927

Net interest income after provision for loan losses          2,892           2,496                 7,983           8,154

Noninterest income
  Checking account fees                                        288             282                   822             788
  Visa check card interchange fees                             113              95                   323             256
  Deposit and miscellaneous service fees                        88              71                   251             203
  Mortgage banking activities                                   91              71                   192             213
  Securities gains, net                                        540              79                   616             387
  Loss on sale of other real estate owned                      (13)            (80)                  (24)            (88)
  Other                                                        102              77                   266             226
    Total noninterest income                                 1,209             595                 2,446           1,985

Noninterest expense
  Salaries and employee benefits                             1,380           1,329                 4,115           4,003
  Data processing                                              261             224                   758             670
  Net occupancy                                                319             262                   917             789
  FDIC Assessment                                              132             116                   398             512
  Professional and consulting fees                             178             171                   570             402
  Franchise tax                                                 86              81                   263             246
  Maintenance and repairs                                       44              49                   157             149
  Amortization of intangibles                                   22              57                    67             170
  Telephone                                                     60              60                   176             160
  Marketing                                                     61              48                   192             144
  Director fees and pension                                     67              57                   207             167
  Software expense                                              60              46                   153             145
  Postage and supplies                                          65              62                   220             207
  Other                                                        212             244                   685             722
    Total noninterest expense                                2,947           2,806                 8,878           8,486

Income before income tax expense                             1,154             285                 1,551           1,653
Income tax expense                                             288              18                   234             367
Net income                                                     866             267                 1,317           1,286

(Continued)


NATIONAL BANCSHARES CORPORATION
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (Unaudited)

(Continued)                                                 Three months ended                    Nine months ended
                                                          Sept. 30,      Sept. 30,              Sept. 30,       Sept. 30,
                                                          2010           2009                   2010            2009
Other comprehensive income:
  Unrealized appreciation in fair
    value of securities available for sale,
    net of taxes of $(140), $(771), $(665)
    and $(1,021)                                          $    272       $ 1,497                $ 1,290         $ 1,983
  Reclassification adjustment for realized gains
    included in earnings, net of taxes of
    $184, $27, $209 and $132                                 (356)           (52)                  (407)           (255)
Total other comprehensive income (loss), net of taxes         (84)         1,445                    883           1,728

Comprehensive income                                      $   782        $ 1,712                $ 2,200         $ 3,014

Weighted average basic and diluted common shares
  outstanding                                           2,205,973      2,202,368              2,205,973       2,202,368

Basic and diluted earnings per common share               $  0.39        $  0.12                $  0.60         $  0.58

Dividends declared per common share                       $  0.08        $  0.08                $  0.24         $  0.24


See accompanying notes to consolidated financial statements.

NATIONAL BANCSHARES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS` EQUITY (Unaudited)

(dollars in thousands, except per share data)                     Nine months ended,
                                                            Sept. 30,          Sept. 30,
                                                            2010               2009
Balance at beginning of period                              $ 38,903           $ 36,881

Comprehensive income
  Net income                                                   1,317              1,286
  Other comprehensive                                            883              1,728
Total comprehensive income                                     2,200              3,014

Stock-based compensation                                          12                 29

Cash dividends declared ($0.16 per share in 2010
  and 2009)                                                     (530)              (529)

Balance at end of period                                    $ 40,585           $ 39,395


See accompanying notes to consolidated financial statements.

NATIONAL BANCSHARES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(dollars in thousands, except per share data)
                                                                  Nine months ended
                                                            Sept. 30,          Sept. 30,
                                                            2010               2009
Net cash from operating activities                          $  2,932           $  1,576

Cash flows from investing activities
  Purchases of time deposits with other financial
    institutions                                                (984)                 -
  Proceeds from time deposits with other financial
    institutions                                               5,377                  -
  Securities available for sale
    Proceeds from maturities and repayments                   26,742             27,228
    Proceeds from sales                                       15,179             13,787
    Purchases                                                (42,131)           (45,755)
  Purchases of property and equipment                         (3,479)            (2,512)
  Proceeds from the sale of other real estate owned               63                122
  Proceeds from the sale of an impaired loan                     930                  -
  Purchase of loans                                           (1,184)            (1,151)
  Net change in loans                                         (2,142)            (3,521)
Net cash from investing activities                            (1,629)           (11,802)

Cash flows from financing activities
  Net change in deposits                                      17,923             15,833
  Net change in short-term borrowings                         (3,015)            (6,347)
  Proceeds from Federal Home Loan Bank advances                    -              7,000
  Repayments of Federal Home Loan Bank advances               (2,000)            (1,000)
  Dividends paid                                                (530)              (529)
Net cash from financing activities                            12,378             14,957

Net change in cash and cash equivalents                       13,681              4,731

Beginning cash and cash equivalents                            8,124             11,001
Ending cash and cash equivalents                            $ 21,805           $ 15,732

Supplemental Disclosures
  Cash paid for interest                                    $  2,541           $  3,545
  Cash paid for income taxes                                $    470           $    340
Supplemental noncash disclosures:
  Transfer from loans to other real estate owned            $     91           $     54


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

The Company provides a broad range of financial services to individuals and companies in Medina, Stark, Summit and Wayne Counties, Ohio. While the Company`s chief decision makers monitor the revenue streams of the various products and services, operations are managed and financial performance is evaluated on a Company-wide basis. Accordingly, all the Company`s banking operations are considered by management to be aggregated in one reportable operating segment.
The consolidated balance sheet as of September 30, 2010, the consolidated statements of income and comprehensive income for the three and nine month periods ended September 30, 2010 and 2009, and the condensed consolidated statements of changes in shareholders` equity and the condensed consolidated statements of cash flows for the nine month periods ended September 30, 2010 and 2009, have been prepared by the Company without audit. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

The consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q, but do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These statements should be read in conjunction with the consolidated financial statements and footnotes in the Company`s annual report on Form 10-K for the year ended December 31, 2009. Operating results for the nine months ended
September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

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

Cash Flows
Cash and cash equivalents include cash, deposits with other banks with original maturities under 90 days, and federal funds sold. Net cash flows are reported for customer loan and deposit transactions, repurchase agreements and other short-term borrowings.

Earnings Per Common Share
Earnings per common share is net income divided by the weighted average number of shares outstanding during the period. Diluted earnings per share includes the dilutive effect of additional potential common shares issuable under stock options. 46,000 and 53,000 stock options were not considered in computing diluted earnings per common share for the periods ending September 30, 2010 and 2009, respectively, because they were antidilutive.

Note 2 ~ Securities
(dollars in thousands)

Securities consist of the following at September 30, 2010 and December 31, 2009:

                                                       Gross         Gross
                                          Amortized    Unrealized    Unrealized        Fair
                                          Cost         Gains         Losses            Value
September 30, 2010
  U.S. Government and federal agency      $  6,725     $     87      $     (1)         $  6,811
  State and municipal                       37,622        1,886           (12)           39,496
  Corporate bonds and notes                  2,476           45             -             2,521
  Mortgage backed: residential              79,847        3,134           (16)           82,965
  Equity securities                             23            -           (17)                6
    Total                                 $126,693     $  5,152      $    (46)         $131,799

December 31, 2009
  U.S. Government and federal agency      $    819     $      -      $      -          $    819
  State and municipal                       28,019          763           (99)           28,683
  Corporate bonds and notes                  7,640          137             -             7,777
  Mortgage-backed: residential              89,972        3,058           (87)           92,943
  Equity securities                             23            -            (4)               19
    Total                                 $126,473     $  3,958      $   (190)         $130,241



Sales of available for sale securities were as follows:
                                          For the nine months ended
                                          Sept. 30,        Sept. 30,
                                          2010             2009
  Proceeds                                $ 15,179         $ 13,787
  Gross gains                                  642              566
  Gross losses                                 (26)            (179)

                                          For the three months ended
                                          Sept. 30,        Sept. 30,
                                          2010             2009
  Proceeds                                $ 13,192         $  8,172
  Gross gains                                  566              258
  Gross losses                                 (26)            (179)

The tax provision related to these net realized gains and losses was $209 and $132, respectively for the nine months ended September 30, 2010 and 2009.

The fair value of securities at September 30, 2010 by contractual maturity were as follows. Securities not due at a single maturity date, primarily mortgage backed securities, are shown separately.

                                          Amortized Cost   Fair Value
  Due in one year or less                 $  5,253         $  5,277
  Due from one to five years                 7,938            8,178
  Due from five to ten years                16,876           17,738
  Due after ten years                       16,756           17,635
  Mortgage backed: residential              79,847           82,965
  Equity securities                             23                6
    Total                                 $126,693         $131,799


Securities pledged at September 30, 2010 and December 31, 2009 had a carrying amount of $61,020 and $45,882 and were pledged to secure public deposits and repurchase agreements.

At September 30, 2010 and December 31, 2009, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of shareholders` equity.

Securities with unrealized losses at September 30, 2010 and December 31, 2009, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

                                          Less Than 12 Months        12 Months or More        Total
                                          Fair        Unrealized     Fair        Unrealized   Fair        Unrealized
September 30, 2010                        Value       Loss           Value       Loss         Value       Loss
U.S. Government and federal agency        $  2,396    $    (1)       $    -      $    -       $  2,396    $    (1)
State and municipal                          4,647        (12)            -           -          4,647        (12)
Mortgage-backed: residential                 4,498        (16)            -           -          4,498        (16)
Equity securities                               23        (17)            -           -             23        (17)
  Total temporarily impaired              $ 11,564    $   (46)       $    -      $    -       $ 11,564    $   (46)


                                          Less Than 12 Months        12 Months or More        Total
                                          Fair        Unrealized     Fair        Unrealized   Fair        Unrealized
December 31, 2009                         Value       Loss           Value       Loss         Value       Loss

State and municipal                       $  4,375    $   (60)       $  455      $  (39)      $  4,830    $   (99)
Mortgage-backed: residential                11,761        (87)            -           -         11,761        (87)
Equity securities                               19         (4)            -           -             19         (4)
  Total temporarily impaired              $ 16,155    $  (151)       $  455      $  (39)      $ 16,610    $  (190)


Management believes the unrealized losses of securities as of September 30, 2010 are the result of fluctuations in interest rates and do not reflect deterioration in the credit quality of the securities. Accordingly management considers these unrealized losses to be temporary in nature. The Company does not have the intent to sell and does not believe it is more likely than not the Company will be required to sell these securities before their recovery. The fair value of debt securities is expected to recover as the securities approach their maturity date.

Note 3 ~ Allowance for Loan Losses
(dollars in thousands)

The activity in the allowance for loan losses for the periods indicated was as follows:

                                          For the nine months ended
                                          Sept. 30,        Sept. 30,
                                          2010             2009
Beginning balance                         $  2,906         $  1,718
  Provision for loan losses                  1,350              927
  Loans charged-off                         (1,531)            (535)
  Recoveries                                    23               15
  Ending balance                          $  2,748         $  2,125

                                          For the three months ended
                                          Sept. 30,        Sept. 30,
                                          2010             2009
Beginning balance                         $  2,560         $  1,992
  Provision for loan losses                    228              576
  Loans charged-off                            (49)            (455)
  Recoveries                                     9               12
  Ending balance                          $  2,748         $  2,125

Individually impaired loans were as follows:
                                                           Sept. 30,        Dec. 31,
                                                           2010             2009
  Loans with no allocated allowance for loan losses        $   325          $ 2,069
  Loans with allocated allowance for loan losses             2,324            3,692
  Amount of the allowance for loan losses allocated            515              916


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

Nonaccrual loans and loans past due 90 days still on accrual were as follows:
                                                           Sept. 30,        Dec. 31,
                                                           2010             2009
  Loans past due over 90 days still on accrual             $   475          $   458
  Nonaccrual loans                                           3,088            4,716


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

The Company implemented a program in 2009 whereby it lends to its borrowers at a fixed rate with the loan agreement containing a two-way yield maintenance provision. The program has one participant as of September 30, 2010. If the borrower prepays the loan, the yield maintenance provision will result in a prepayment penalty or benefit depending on the interest rate environment at the time of the prepayment. This provision represents an embedded derivative which is required to be bifurcated from the host loan contract. As a result of bifurcating the embedded derivative, the Company records the transaction with the borrower as a floating rate loan and a pay floating / receive fixed interest-rate swap. To offset the risk of the interest-rate swap with the borrower, the Company enters into an interest-rate swap with an outside counterparty that mirrors the terms of the interest-rate swap between the Company and the borrower. Both interest-rate swaps are carried as freestanding derivatives with their changes in fair value reported in current earnings. The interest-rate swaps are not designated as hedges. The change in the fair value of the interest-rate swap between the Company and its borrower was an increase of $63 for the nine months ended September 30, 2010, which was offset by an equal decrease in value during the nine months ended September 30, 2010 on the interest-rate swap with an outside counterparty, with the result that there was no impact on income as of September 30, 2010.

Summary information about the interest-rate swaps not designated as hedges between the Company and its borrower as of September 30, 2010 is as follows:

Notional amount                                 $1,500
Weighted average receive rate                     5.33%
Weighted average pay rate                         3.36%
Weighted average maturity (years)                  3.3
Fair value of interest-rate swaps               $   67

Summary information about the interest-rate swaps between the Company and outside parties as of Setpember 30, 2010 is as follows:

Notional amount                                 $1,500
Weighted average pay rate                         5.33%
Weighted average receive rate                     3.36%
Weighted average maturity (years)                  3.3
Fair value of interest-rate swaps               $  (67)

The fair value of the interest-rate swaps at September 30, 2010 is reflected in other assets and other liabilities with a corresponding offset to noninterest income.

Note 5 ~ Stock-Based Compensation
(dollars in thousands, except per share information)

The Corporation`s 2008 Equity Incentive Plan (`the Plan`), which is shareholder-approved, permits the grant of stock options or restricted stock awards, to its officers, employees, consultants and non-employee directors for up to 223,448 shares of common stock.

Option awards are granted with an exercise price equal to the fair value of the Corporation`s common stock at the date of grant; those option awards have vesting periods determined by the Corporation`s compensation committee and have terms that shall not exceed 10 years.

On May 20, 2008, the Corporation granted options to purchase 58,000 shares of stock to directors and certain key officers. The exercise price of the options is $18.03 per share. The options vest in five equal installments over a five-year period and have a term of 10 years. 7,000 and 5,000 options were forfeited during 2010 and 2009, leaving 46,000 outstanding at September 30, 2010. All remaining options are expected to vest.

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

The total compensation cost that has been charged against income for the plan was $3 and $6 for the quarters ended September 30, 2010 and 2009 and $12 and $29 for the nine month periods ended September 30, 2010 and 2009.
The total income tax benefit was $1 and $2 for the quarters ended
September 30, 2010 and 2009 and $4 and $10 for the nine month periods ended September 30, 2010 and 2009. As of September 30, 2010, there was $20 of total unrecognized compensation cost related to nonvested stock options granted under the Plan. The cost is expected to be recognized over a weighted-average period of 2.7 years. At September 30, 2010, 20,800 options are vested and the outstanding options have no intrinsic value. The weighted average remaining contractual term is 7.7 years.

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

The fair values of securities available for sale are determined by obtaining quoted prices on nationally recognized securities exchanges (Level 1 inputs) or matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the relationship to other benchmark quoted securities (Level 2 inputs). For securities where quoted prices or market prices of similar securities are not available, fair values are calculated using discounted cash flows or other market indicators (Level 3). Discounted cash flows are calculated using estimates of current market rates for each type of security. During times when trading is more liquid, broker quotes are used (if available) to validate the model. Rating agency and industry research reports as well as defaults and deferrals on individual securities are reviewed and incorporated into the calculations.

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

Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below:

                                                           Fair Value Measurements
                                                           at September 30, 2010 Using
                                               Quoted Prices in         Significant
                                               Active Markets           Other           Significant
                                               for Identical            Observable      Unobservable
                                               Assets                   Inputs          Inputs
                                               (Level 1)                (Level 2)       (Level 3)
Assets:
  Available for sale securities:
    U.S. Government and federal agency         $     -                  $  6,040        $   771
    State and municipal                              -                    39,196            300
    Corporate bonds and notes                        -                     2,521              -
    Mortgage-backed securities ~ residential         -                    82,945             20
    Equity securities                                6                         -              -
  Interest rate swaps                                -                        67              -


                                                           Fair Value Measurements
                                                           at September 30, 2010 Using
                                               Quoted Prices in         Significant
                                               Active Markets           Other           Significant
                                               for Identical            Observable      Unobservable
                                               Assets                   Inputs          Inputs
                                               (Level 1)                (Level 2)       (Level 3)
Liabilities:
  Interest rate swaps                          $     -                  $     67        $     -


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
                                               (Level 1)                (Level 2)       (Level 3)
Assets:
  Available for sale securities:
    U.S. Government and federal agency         $     -                  $    819        $     -
    State and municipal                              -                    28,683              -
    Corporate bonds and notes                        -                     7,777              -
    Mortgage-backed securities ~ residential         -                    92,943              -
    Equity securities                               19                         -              -
  Interest rate swaps                                -                         4              -


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

Assets and Liabilities Measured on a Non-Recurring Basis

Assets and liabilities measured at fair value on a non-recurring basis are summarized below:
  						            Fair Value Measurements
                                                           at September 30, 2010 Using
                                               Quoted Prices in         Significant
                                               Active Markets           Other           Significant
                                               for Identical            Observable      Unobservable
                                               Assets                   Inputs          Inputs
                                               (Level 1)                (Level 2)       (Level 3)
Assets:
  Impaired loans                               $     -                  $     -         $ 1,809
  Other real estate owned                            -                        -             108


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


Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a principal amount of $2,324, with a valuation allowance of $515, resulting in an additional provision of $1,057 for loan loss in the nine months ended
September 30, 2010. Impaired loans had a principal amount of $4,542, with a valuation allowance of $916, resulting in an additional provision of $1,091 for loan loss in the year ended December 31, 2009.

Other real estate owned measured at fair value less costs to sell, had a net carrying amount of $108, which is made up of the outstanding balance of $183, net of a valuation allowance of $75 at September 30, 2010. There were no write-downs of other real estate owned for the periods ending
September 30, 2010. Other real estate owned measured at fair value less costs to sell, had a net carrying amount of $58, which is made up of the outstanding balance of $133, net of a valuation allowance of $75 at December 31, 2009, resulting in a write-down of $75 for the year ending December 31, 2009.

Carrying amount and estimated fair values of financial instruments at September 30, 2010 were as follows:

                                          For the nine months ended
                                          Sept. 30,                  Dec. 31,
                                          2010                       2009
                                          Carrying     Fair          Carrying          Fair
                                          Amount       Value         Amount            Value
Financial assets
  Cash and cash equivalents               $  21,805    $  21,805     $   8,124         $   8,124
  Time deposits with other financial
    institutions                              9,187        9,187        13,580            13,580
  Securities available for sale             131,799      131,799       130,241           130,241
  Restricted equity securities                3,219           na         3,218                na
  Loans held for sale                           338          338           316               316
  Loans, net                                194,004      196,859       194,071           194,103
  Accrued interest receivable                 1,494        1,494         1,334             1,334
  Interest rate swaps                            67           67             4                 4

Financial liabilities
  Deposits                                $ 309,296    $ 310,535     $ 291,373         $ 292,045
  Short-term borrowings                       6,705        6,705         9,720             9,720
  Federal Home Loan Bank advances            25,000       25,641        27,000            27,779
  Accrued interest payable                      331          331           408               408
  Interest rate swaps                            67           67             4                 4

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

OVERVIEW

Total assets increased to $385.1 million as of September 30, 2010, from $370.2 million at December 31, 2009.

Net income for the first nine months of 2010 was $1,317 thousand compared to $1,286 thousand for the same period of 2009 or $0.60 and $0.58 basic and diluted per share, respectively. Net income was positively impacted by an increase in net interest income and noninterest income and negatively impacted by an increase in the provision for loan losses and noninterest expense.

Net interest income for the nine month period ended September 30, 2010 increased 2.8% compared to the same period in 2009 despite a declining interest rate environment. The improvement in net interest margin was driven by a 9.4% increase in average earning assets and growth in lower cost core deposits. The provision for loan losses increased to $1.4 million for the nine months ended September 30, 2010 compared to $927 thousand for the same period in 2009. The increase in the provision was primarily related to the specific loss allocation, attributable to the deterioration during 2010 of two adversely classified loans. Noninterest income for the first nine months of 2010 increased $461 thousand compared to the same period in 2009, primarily related to the increase in net gains recorded on the sale of securities from $387 thousand in 2009 to $616 thousand in 2010.

Noninterest expense for the first nine months of 2010 increased
$392 thousand compared to the same period in 2009 due primarily to an increase in professional and consulting fees, occupancy expense and salaries and employee benefits. The increase in professional and consulting fees was due to an increase in legal fees related to loan collection efforts and a document imaging project completed in August, 2010. Income tax expense was $234 thousand for the nine months ended September 30, 2010 compared to $367 thousand for the same period in 2009.

Office of the Controller of the Currency (`OCC`) regulations requires banks to maintain certain minimum levels of regulatory capital. Additionally, the regulations establish a framework for the classification of banks into five categories: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. Generally, an institution is considered well-capitalized if it has a core (Tier 1) capital ratio of at least 5.0% (based on adjusted total assets); a core (Tier 1) risk-based capital ratio of a least 6.0%;
and a total risk-based capital ratio of at least 10.0%. The Bank had capital ratios above the minimum to be well-capitalized at September 30, 2010 and December 31, 2009.

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


FINANCIAL CONDITION ~ SEPTEMBER 30, 2010, COMPARED TO DECEMBER 31, 2009

Cash and due from banks increased $13.7 million to $21.8 million at September 30, 2010.

Securities available for sale increased $1.6 million due to the purchase of $42.1 million of securities, offset by maturities and repayments of $26.7 million and $15.2 million in sales. The net unrealized gains on securities increased to $5.1 million as of September 30, 2010 compared to $3.8 million net unrealized gains on securities as of December 31, 2009.

Gross loans increased $751 thousand during the first nine months of 2010. Average loans have increased from $180.6 million for the nine month period ended September 30, 2009 to $193.3 million for the same period in 2010. The loan demand in the Bank`s primary market remains soft. However, the Bank continues to focus on enhancing it`s ability to originate commercial loans and improving demand for commercial loan products. The Bank is also concentrating on the expansion of our agricultural business and lending services. Commercial and commercial real estate loans have increased
$17.9 million over the last twelve month period. The Bank began offering Small Business Administration (SBA) guaranteed loan services in 2009.
$1.9 million of SBA guaranteed loans were originated during the nine months ending September, 30, 2010.

Loans at September 30, 2010 and December 31, 2009 were as follows:



(dollars in thousands)
                                          Sept. 30,        Dec. 31,
                                          2010             2009
Collateralized by real estate:
  Commercial                              $  71,300        $  65,139
  Residential                                45,312           50,390
  Home Equity                                27,728           26,526
  Construction and land development          11,900           12,395
                                            156,240          154,450
Other:
  Consumer                                   10,730           12,343
  Commercial                                 27,958           26,792
  Other                                       3,238            3,830
                                            198,166          197,415
  Unearned and deferred income                 (414)            (438)
  Allowance for loan losses                  (2,748)          (2,906)
    Total                                 $ 195,004        $ 194,071


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

The allowance for loan losses to total loans outstanding was 1.39% as of September 30, 2010, which is a decrease from 1.48% at December 31, 2009. The decrease in the allowance for loan losses was primarily related to a $1.1 million partial charge-off of a commercial credit and a $270 thousand charge-off of a commercial real estate loan sold in the second quarter. These loans were graded substandard and considered impaired as of December 31, 2009. Management allocated $720 thousand of the allowance for loan losses to these two loans as of December 31, 2009. The provision for loan losses for the nine months ended September 30, 2010 was $1.4 million, compared to $927 thousand for the same period in 2009. Net charge-offs were $1.5 million for the nine months ended September 30, 2010, compared to $638 thousand for the same period in 2009.

The ratio of non-performing loans to total loans was 1.80% ($3.6 million) for September 30, 2010 compared to 2.67% ($5.2 million) for December 31, 2009. Non-performing loans consist of loans that have been placed on non-accrual status and loans past due over 90 days and still accruing interest. Loans past due 30 through 89 days and still accruing decreased from $1.7 million as of December 31, 2009 to $1.3 million as of September 30, 2010.

Adversely classified assets at September 30, 2010 and December 31, 2009 were as follows:
                                          Sept. 30,                  Dec. 31,
                                          2010                       2009
                                                       Percent of                      Percent of
                                          Amount       total loans   Amount            total loans
(Dollar amounts in thousands)
Classified Loans:
  Special mention                         $    953     0.5%          $  2,841          1.4%
  Substandard                                9,086     4.6%            11,783          6.0%
  Doubtful                                       -     0.0%                 -          0.0%
  Loss                                           -     0.0%                 -          0.0%
    Total classified loans                  10,039     5.1%            14,624          7.4%
  Other classified assets                      108     0.1%               104          0.1%
    Total classified assets               $ 10,147     5.2%            14,728          7.5%

Total classified loans decreased from $14.6 million at December 31, 2009 to $10.0 million at September 30, 2010. The Bank`s classification ratio was 29.54% and 39.5% as of September 30, 2010 and December 31, 2009. The classification ratio is calculated using total adversely classified assets (excluding special mention loans) divided by Tier 1 capital plus allowance for loan losses. Management believes the allowance for loan losses is adequate as of September 30, 2010.

Total deposits increased $17.9 million as of September 30, 2010 compared to December 31, 2009. Interest bearing demand deposits have increased
$7.4 million due primarily to an increase in local governmental deposit accounts. Historically noninterest-bearing demand accounts have fluctuated based upon the liquidity needs of our customers.

Deposits at September 30, 2010 and December 31, 2009 were as follows:

(dollars in thousands)

                                          Sept. 30,        Dec. 31,
                                          2010             2009
Demand, noninterest-bearing               $  59,003        $  54,290
Demand, interest-bearing                    125,256          117,862
Savings                                      49,414           46,371
Time, $100,000 and over                      20,924           15,712
Time, other                                  54,699           57,138
                                          $ 309,296        $ 291,373

Shareholders` Equity

Total shareholders` equity increased $1.7 million to $40.6 million as of September 30, 2010 from $38.9 million as of December 31, 2009. Net income for the nine months ended September 30, 2010 was $1.3 million, while dividends declared were $530 thousand. Accumulated other comprehensive income increased from $2.5 million on December 31, 2009 to $3.4 million as of September 30, 2010.

The Bank is subject to regulatory capital requirements. The following is a summary of the actual and required regulatory capital amounts and ratios. Management believes the capital position of the Bank remains strong.

(dollars in thousands)
                                                                               To Be Well Capitalized
                                                                               Under Prompt Corrective
                                        Actual             Adequacy Purposes   Action Provisions
                                        Amount   Ratio     Amount   Ratio      Amount   Ratio
Total capital to risk-weighted assets   $31,122  13.19%    $18,872  8.00%      $23,590  $10.00%
Tier 1 capital to risk-weighted assets   28,374  12.03%      9,436  4.00%       14,154    6.00%
Tier 1 capital to average assets         28,374   7.41%     15,322  4.00%       19,153    5.00%



                                                                               To Be Well Capitalized
                                                                               Under Prompt Corrective
                                        Actual             Adequacy Purposes   Action Provisions
                                        Amount   Ratio     Amount   Ratio      Amount   Ratio
Total capital to risk-weighted assets   $29,842  12.46%    $19,161  8.00%      $23,952  $10.00%
Tier 1 capital to risk-weighted assets   26,936  11.25%      9,581  4.00%       14,371    6.00%
Tier 1 capital to average assets         26,936   7.40%     14,562  4.00%       18,202    5.00%


Statements of Cash Flows

Net cash from operating activities for the first nine months of 2010 was $2.9 million compared to $1.6 million for the same period of 2009. Net cash from investing activities for the first nine months of 2010 was $(1.6) million, compared to $(11.8) million for the first nine months of 2009.
Net cash from financing activities was $12.4 million for the first nine months of 2010 compared to $15.0 million for the first nine months of 2009. The increase in cash and cash equivalents was $13.7 million during the first nine months of 2010, primarily related to an increase in local governmental deposit accounts. Total cash and cash equivalents was $21.8 million as of September 30, 2010 compared to $8.1 million at December 31, 2009. The Company intends to use excess liquidity to reduce the Company's outstanding borrowings.

COMPARISON OF RESULTS OF OPERATIONS FOR THE NINE MONTH PERIODS ENDED September 30, 2010 and 2009

Net income for the first nine months of 2010 was $1,317 thousand or $0.60 per basic and diluted earnings per share compared to $1,286 thousand or $0.58 per basic and diluted earnings per share for the same period in 2009. The increase was due primarily to an increase in net interest income and noninterest income, partially offset by an increase in the provision for loan losses and an increase in noninterest expense.

Annualized return on average equity (`ROAE`) and average assets (`ROAA`) for the first nine months of 2010 were 4.41% and 0.46%, respectively, compared with 4.51% and 0.49% for the first nine months of 2009.


                                                          Nine months ended September 30,

(Dollars in thousands)
                                                      2010                                      2009
                                       Daily Average            Average          Daily Average            Average
                                       Balance        Interest  Yield/cost(1)    Balance        Interest  Yield/cost(1)
Assets
Interest earning assets:
  Securities:
    Taxable                            $ 99,871       $ 2,831   3.93%            $114,565       $ 4,203   5.01%
    Nontaxable
      (tax equivalent basis) (2)         33,006         1,327   5.55%              18,728           841   6.12%
  Federal funds sold                          -             -   0.00%               8,106             6   0.10%
  Interest bearing deposits              26,772           160   0.80%                 513             1   0.26%
  Net loans (including
    nonaccrual loans)                   193,298         7,929   5.47%             180,603         7,621   5.63%
Total interest-earning assets           352,947        12,047   4.63%             322,515        12,672   5.21%
All other assets                         25,623                                    24,542
Total assets                           $378,570                                  $347,057

Liabilities and Shareholders` Equity
Interest-bearing liabilities:
  Interest-bearing checking            $121,376       $   501   0.55%            $107,043       $   847   1.06%
  Savings                                48,438            49   0.13%              48,747           103   0.28%
  Time, $100,000 and over                18,819           260   1.84%              13,236           254   2.56%
  Time, other                            56,617           855   2.01%              59,129         1,275   2.88%
Federal Home Loan Bank advances          25,319           762   4.01%              24,458           793   4.32%
Other funds purchased                     9,421            37   0.52%               9,383            33   0.47%
Total interest-bearing liabilities      279,990         2,464   1.17%             261,996         3,305   1.68%
Demand deposits                          55,460                                    43,757
Other liabilities                         3,337                                     3,308
Shareholders` equity                     39,783                                    37,996
Total liabilities and
  shareholders` equity                 $378,570                                  $347,057
Net interest income
  (tax equivalent basis) (2)                          $ 9,583                                   $ 9,367
Interest rate spread (3)                                        3.45%                                     3.53%
Net yield on interest-earning assets (4)                        3.70%                                     3.84%
Ratio of average interest-earning assets
  to average interest-bearing liabilities                     126.06%                                   123.10%

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


Interest and dividend income totaled $11.8 million, a decrease of $589 thousand for the nine months ended September 30, 2010 compared to the same period in 2009. Adjusted on a fully tax-equivalent (`FTE`) basis the yield on earning assets in the first nine months of 2010 was 4.63% compared to 5.21% in the first nine months of 2009.

Interest expense totaled $2.5 million, a decrease of $841 thousand or 25.4% for the nine months ended September 30, 2010 as compared to the same period in 2009. The average cost for interest bearing liabilities was 1.17% compared to 1.68% for the first nine months of 2009.

The decrease of 51 basis points from the first nine months of 2010 is the result of change in the average volume in the mix of interest bearing liabilities and declining interest rates. Most of the growth in interest-bearing liabilities has occurred in interest-bearing demand accounts. The cost of interest-bearing demand deposits is relatively low compared to other interest-bearing liabilities.

$15 million of Federal Home Loan Bank advances will mature from November 8, 2010 to April 11, 2011. The weighted average rate of these advances is 5.16%. The Bank does not intend to replace the advances with new advances as they mature. These advances account for approximately $579 thousand or 23.5% of interest expense for the nine months ended
September 30, 2010.

Net interest income increased $252 thousand, or 2.8% for the nine month period ended September 30, 2010 as compared to September 30, 2009. During the first nine months of 2010, the interest rate spread on a FTE basis decreased by 8 basis points when compared to the first nine months of 2009.

Provision for loan losses totaled $1.4 million for the first nine months of 2010 compared to $927 thousand for the same period in 2009. The increase in the provision for loan losses is primarily related to the deterioration in 2010 of two loan relationships mentioned earlier in the allowance for loan loss section.

Non-performing loans were $3.6 million as of September 30, 2010, compared to $5.2 million as of December 31, 2009. Adversely classified loans decreased to $10.0 million at September 30, 2010 compared to $14.6 million as of December 31, 2009. Adversely classified loans are credits that Bank management has graded special mention, doubtful and substandard. Loans past due 30 through 89 days and still accruing decreased from $1.7 million as of December 31, 2009 to $1.3 million as of September 30, 2010.

Each quarter, management reviews the adequacy of the allowance for loan losses by reviewing the overall quality and risk profile of the Company`s loan portfolio, by reviewing specific problem credits and assessing the potential for losses based on expected cash flows or collateral values, by reviewing trends in problem loan levels, by updating loss history for the Company`s loans, by analyzing the growth and change in mix of the portfolio, and by analyzing economic trends that are believed to impact the Company`s borrowers. Management reviewed all of these factors and determined the allowance for loan losses was adequate as of September 30, 2010.

Noninterest income for the nine months ended September 30, 2010 increased to $2.4 million or 23.2%, from $2.0 million for the same period in 2009.
The change is primarily related to the increase in net gains recorded on the sale of securities from $387 thousand in 2009 to $616 thousand in 2010.

Noninterest expense for the nine months ended September 30, 2010 was $8.9 million, an increase of 4.6% from $8.5 million for the same period in 2009. The increase in professional and consulting fees was due to an increase in legal fees related to loan collection expenses and the costs associated with a project to convert all loan and deposit documents to digital images. The conversion of the loan and deposit documents to digital images was completed in August of 2010.

Income tax expense was $234 thousand for the nine months ended
September 30, 2010 which represents a decrease of $133 thousand compared to the same period in 2009. Lower pre-tax income and an increase in interest income from tax-exempt securities for the nine months ended September 30, 2010, compared to the same period in 2009, are the primary factors causing the decrease in income tax expense.

Quarters ended September 30, 2010 and September 30, 2009 income statement highlights:

~ Net interest income increased $48 thousand, compared to the same period in 2009. The change was driven by an increase in average earning assets and growth in lower cost core deposit funding.
~ Interest income decreased $107 thousand or 2.7%, primarily related to a decrease in interest income from taxable securities, partially offset by an increase in interest income from loans and nontaxable securities.
~ Interest expense decreased $155 thousand or 16.2%, primarily related to a decrease in deposit interest expense.
~ The provision for loan losses was $228 thousand in the quarter ended September 30, 2010 compared to $576 for the same period in 2009. The provision for loan losses in 2009 was higher due to the $400 thousand partial charge-off of a $1.6 million commercial real estate loan and an increase in specific allocations for classified loans during the period.
~ Mortgage banking income increased to $91 thousand for the three months ended September 30, 2010 from $71 thousand for the same period in 2009.
The change was due to an increase in the volume of loans sold in 2010 compared to 2009.

~ Securities gains, net was $540 thousand in 2010 compared to $79 thousand in 2009. Management sold $13.2 million of securities in the third quarter of 2010 and $8.2 million of securities in the third quarter of 2009.
~ Occupancy expense increased $57 thousand, compared to the same period in 2009. The change was the result of improvement made to existing Bank facilities in late 2009 and 2010 and the purchase of a building in Fairlawn, Ohio. A portion of this building will be utilized for a full-service banking office. The new full-service office in Fairlawn will open for business in November of 2010.
~ Income tax expense was $288 thousand for the three months ended September 30, 2010, an increase of $270 thousand compared to the same period in 2009. Higher pre-tax income in 2010, compared to the same period in 2009, is the primary causes of the increase.

Item 3. Quantitative and Qualitative Disclosures About Market Risk


Economic Value of Equity

The economic value of equity, (EVE), is the difference between the net present value of the assets and the net present value of liabilities.
EVE can be thought of as the liquidation value of the Bank on the date the calculation is made. Calculating EVE involves using a discount rate to calculate the net present value of assets and liabilities after making assumptions about the duration of assets and liabilities. As interest rates change, the discount rate changes and the change in interest rates effects the duration of assets and liabilities. If interest rates fall, for example, the duration of loans shortens since borrowers tend to prepay. Conversely the duration of loans increases if interest rates rise since borrowers are inclined to hold on to the favorable rate they were able to obtain in the lower interest rate environment.

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

September 30, 2010
Basis Point Change in Rates                     +300 bp     +200 bp     +100 bp     -100 bp     -200 bp     -300 bp
Increase (decrease) in EVE                      (8.1)%      (3.5)%      (0.1)%      (7.0)%           nm          nm

December 31, 2009

Basis Point Change in Rates                     +300 bp     +200 bp     +100 bp     -100 bp     -200 bp     -300 bp
Increase (decrease) in EVE                      (13.4)%     (7.4)%      (2.3)%      (4.4)%           nm          nm

nm - not meaningful

The Bank is in compliance with the interest rate risk policy limits related to EVE as of September 30, 2010 and December 31, 2009.

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



September 30, 2010
Basis Point Change in Rates                     +300 bp     +200 bp     +100 bp     -100 bp     -200 bp     -300 bp
Increase (decrease) in EVE                      (0.6)%      (0.6)%      (0.7)%      (1.7)%           nm          nm

December 31, 2009

Basis Point Change in Rates                     +300 bp     +200 bp     +100 bp     -100 bp     -200 bp     -300 bp
Increase (decrease) in EVE                      (1.6)%      (1.1)%      (0.3)%      (0.1)%           nm          nm

nm - not meaningful

The Bank is in compliance with the interest rate risk policy limits related to EAR as of September 30, 2010 and December 31, 2009.

Item 4T. Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company`s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company`s disclosure controls and procedures as of September 30, 2010, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company`s disclosure controls and procedures were, to the best of their knowledge, effective as of September 30, 2010, in timely alerting them to material information relating to the Company (including its consolidated subsidiary) required to be included in the Company`s periodic SEC filings.

There were no changes in the Company`s internal controls over financial reporting during the nine months ended September 30, 2010 that materially affected or are reasonably likely to materially affect the Company`s internal controls over financial reporting.

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


Exhibit No.                                                        If incorporated by Reference,
Under Reg.                                                         Documents with Which Exhibit
S-K, Item 601       Description of Exhibits                        Was Previously Filed with SEC
(3.1)               Amended Articles of Incorporation              Annual Report 10-K filed 3/26/04
                                                                   File No. 000-14773
(3.2)               Code of Regulations                            Annual Report 10-K filed 3/26/04
                                                                   File No. 000-14773
(10.1)              Directors Defined Benefit Plan                 Annual Report 10-K filed 3/29/01
                    Agreement                                      File No. 000-14773
(10.2)              Employment Agreement entered into              SpecialReport 8-K filed 12/7/06
                    By David C. Vernon and National
                    Bancshares and First National Bank
(10.3)              Special Separation Agreement of                Quarterly Report 10-Q filed
                    James R. VanSickle                             8/14/07 File No. 000-14473
(10.4)              Special Separation Agreement of                Quarterly Report 10-Q filed
                    Thomas R. Poe                                  10/29/10 File No. 000-14473
(10.5)              Special Separation Agreement of
                    Myron Filarski

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

National Bancshares Corporation

Date: November 2, 2010          /s/David C. Vernon
                                David C. Vernon, President and
                                Chief Executive Officer




Date: November 2, 2010          /s/James R. VanSickle
                                James R. VanSickle, Chief Financial Officer

Exhibit 10.5

SPECIAL SEPARATION AGREEMENT

This SPECIAL SEPARATION AGREEMENT (`Agreement`) is entered into as of this 12th day of October, 2010, by and between First National Bank
(the `Company`) and Myron Filarski (the `Executive`) and is guaranteed by National Bancshares Corp. (the `Parent Company`).

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

f. any sequence of events whereby the individuals who constitute the Board of Directors of the Parent Company as of the date of this Agreement (`Incumbent Directors`) together with individuals whose election or nomination for election by the Parent Company`s shareholders was approved by a majority of the Incumbent Directors do not constitute at least seventy-five percent (75%) of the then current Board of Directors of the Parent Company; or

g. such other event as the Outside Committee Members shall, in their sole and absolute discretion, deem to be a `Change in Control.`

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

1.9 Protection Period. The term `Protection Period` shall mean the twenty four (24) month period after a Change in Control occurs.

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

5.3 Non-Competition. The Executive agrees that, in the event his employment with the Company terminates prior to a Change in Control for any reason, he will not for one year after his date of termination of employment, directly or indirectly, work or othenruise perform services for a financial institution or any affiliate of a financial institution which has a branch or location within a twenty (20) mile radius of the main office of the Company located at 112 West Market St. Orrville, Ohio 44667; except that the Executive may work or perform services for such a financial institution provided that his place of employment is outside of a twenty
(20) mile radius of the Company and provided further that the Executive does not have any direct or indirect control, oversight, supervision or involvement with the operations which are conducted by any of the branches or locations which are within a twenty (20) mile radius of the main office of the Company and does not have any customer contact or solicit customers, potential customers or business located within a twenty (20) mile radius of the main office of the Company. This provision will have no force or effect if the employment of the Executive terminates subsequent to a Change in Control.

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

6.2 Entire Aqreement. This Agreement supersedes any prior agreements or understandings, oral or written, between the Executive and the Company with respect to the subject matter hereof and constitutes the entire agreement of the parties with respect thereto.

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

6.6 Tax Withholdinq. The Company may withhold from any benefits payable under this Agreement all federal, state, city, or other taxes as may be required pursuant to any law or governmental regulation or ruling.

6.7 Governinq Law. To the extent not preempted by federal law, the provisions of this Agreement will be construed and enforced in accordance with the laws of the State of Ohio.

6.8 Section 280(G) Limit. Notwithstanding anything contained in this Agreement to the contrary, in the event the Company experiences a change described in Section 280G(bX2)(A)(i) of the Internal Revenue Code, the amounts payable to the Executive under this Agreement which are contingent on such change shall not exceed an amount which, when added to the present value of all other amounts which are payable to him under other plans and programs of the Company, shall cause the total present value of all such amounts to equal one dollar ($1.00) less than three (3) times the base amount (as described in Section 280G(bX3) of the lnternal Revenue Code.)

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


First National Bank

By:  /s/ David C. Vernon
     David C. Vernon, President and Chief Executive Officer

And: /s/ Myron Filarski
     Myron Filarski, Executive


The Parent Company hereby guarantees the benefits payable under this Agreement as of the day and year first above written.


National Bancshares Corp.

By:  /s/ David C. Vernon
     David C. Vernon, President and Chief Executive Officer

And: /s/ Myron Filarksi
     Myron Filarski, Executive

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


Date: November 2, 2010


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


Date: November 2, 2010


/s/James R. VanSickle
James R. VanSickle, Chief Financial Officer

Exhibit 32


		SECTION 1350 CERTIFICATION OF QUARTERLY REPORT ON FORM 10-Q

				            OF

			      NATIONAL BANCSHARES CORPORATION

		       FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2010

The undersigned are the President and Chief Financial Officer of National Bancshares Corporation (the `Registrant`). This Certification is made pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This
Certification accompanies the Quarterly Report on Form 10-Q of the Registrant for the quarterly period ended September 30, 2010.

We certify that such Quarterly Report on Form 10-Q fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in such 10-Q Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.


This Certification is executed as of November 2, 2010


                                  /s/ David C. Vernon
                                  David C. Vernon,
                                  President and
                                  Chief Executive Officer



                                  /s/ James R. VanSickle
                                  James R. VanSickle,
                                  Chief Financial Officer