Form 10-K
period 2010-12-31
NATIONAL BANCSHARES CORP /OH/
filed 2011-03-29
CIK 790362

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934 for the fiscal year ended:
December 31, 2010

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
Non-accelerated filer [ ]               Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant`s most recently completed second fiscal quarter: Based on the average of the bid and asked prices on June 30, 2010, the aggregate market value of National Bancshares Corporation stock held by non-affiliates was $27,392,055.

Indicate the number of shares outstanding of each of the registrant`s classes of common stock as of the latest practicable date: National Bancshares Corporation`s only class is common stock, without par value, of which 2,205,973 shares were outstanding on March 7, 2011.

Documents Incorporated by Reference

Portions of the registrant`s annual report to shareholders for the fiscal year ended December 31, 2010 are incorporated by reference in Part II. Portions of the registrant`s definitive proxy statements for the 2011 Annual Meeting of Shareholders are incorporated by reference in Part III of this report.

Table of Contents
Part I                                                                 Page
Item 1          Business                                                2

Item 1B         Unresolved Staff Comments                              16

Item 2          Properties                                             17

Item 3          Legal Proceedings                                      18

Item 4          [Removed and Reserved]                                 18

Part II

Item 5          Market for Registrant`s Common Equity, Related
                Stockholder Matters and Issuer Purchases of
                Equity Securities                                      19

Item 6          Selected Financial Data                                19

Item 7          Management`s Discussion and Analysis of Financial
                Condition and Results of Operations                    19

Item 7A         Quantitative and Qualitative Disclosures About
                Market Risk                                            19

Item 8          Financial Statements and Supplementary Data            20

Item 9          Changes in and Disagreements with Accountants
                on Accounting and Financial Disclosure                 20

Item 9A         Controls and Procedures                                20

Item 9B         Other Information                                      20

Part III

Item 10         Directors, Executive Officers and Corporate
                Governance                                             21

Item 11         Executive Compensation                                 21

Item 12         Security Ownership of Certain Beneficial Owners
                and Management and Related Stockholder Matters         21

Item 13         Certain Relationships and Related Transactions,
                and Director Independence                              21

Item 14         Principal Accountant Fees and Services                 21

Part IV

Item 15         Exhibits and FinancialStatement Schedules              23

Signatures                                                             25


ITEM 1 ~ BUSINESS

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
        3085 West Market Street in Fairlawn, Ohio

Market Area.  National Bancshares` sole banking subsidiary is First
National Bank (`Bank`). The Bank operates 14 offices in Wayne, Medina, Stark and Summit Counties and a loan production office in Columbiana County. Wayne County generally, and more specifically the city of Orrville and its other municipalities in the northeastern quadrant of Wayne County, constitutes the geographic center of the Bank`s market, extending from there to most of Wayne County, the southern portion of Medina County and southwestern part of Summit County to the north, western Stark County to the east, and the northeastern portion of Holmes County to the south.
With their dense urban populations and wide-ranging industries, including many service, manufacturing, retail and other establishments of all sizes, the cities of Cleveland in Cuyahoga County, Akron in Summit County, and Canton in Stark County lie in a crescent just beyond the northern and eastern ends of the Bank`s market area. The Bank occupies a much more rural area with a significantly lower population density and less industrial diversity, and with a significantly higher proportion of small farm and related agricultural enterprises. Wayne County is largely rural. Holmes County is virtually entirely rural. The portions of Stark and Medina Counties occupied by the Bank are somewhat less urban than the remainder of the historically urban and industrial Stark County and the remainder of Medina County, which has been growing very rapidly for many years because of its increasingly close association with urban centers in Cleveland and Akron.

Massillon is the largest urban center in the Bank`s market, with a population of slightly more than 32,700 according to the 2009 estimate by Ohio Department of Development (www.odod.state.oh.us/research) data, followed by Wooster in Wayne County, with a population of approximately 26,000, and the city of Orrville in Wayne County, with a population just under 8,500. The total population of the Bank`s market area is estimated to be between 175,000 and 225,000, but a more precise figure is difficult to determine because the Bank`s market area does not necessarily correspond with the geographic and political boundaries employed when population data are compiled and reported. Of the counties that make up the Bank`s market area, Holmes, Medina, Summit and Wayne benefit from an unemployment rate that is less than the state average, which was 9.5% according to 2010
Ohio Department of Job and Family Services (available at lmi.state.oh.us). The unemployment rates at December 2010 are 9.0% in Summit County, 8.4% in Wayne County, 7.7% in Medina County, and 6.4% in Holmes County. Meanwhile, Stark County had an unemployment rate of 10.2% at December 2010.

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

The share of deposits held by a particular banking institution relative to all other banking institutions in a particular market is not the only, but it is perhaps the most readily identifiable, indicator of a bank`s market share. As a percent of all deposits held by Federal Deposit Insurance Corporation (FDIC)-insured banks and savings associations in the county, according to FDIC data available on the FDIC`s website (www.fdic.gov) one institution had a market share exceeding 18% in all four counties as of June 30, 2010. Based on the FDIC`s June 30, 2010 deposit data, First National Bank had a 14.35% share of deposits in Wayne County (ranking 3rd of 13 FDIC-insured institutions), 0.88% in Stark County (11th of 16), and 1.11% in Medina County (14th of 18), and 0.04% in Summit County (22nd of 22). We have no offices in Holmes County.

The banking industry has been changing for many reasons, including continued consolidation within the banking industry, legislative and regulatory changes, and advances in technology. Congress` elimination in 1994 of many restrictions on interstate branching could increase competition from large banks headquartered outside of our market.
Congress` repeal in late 1999 of much of the Glass-Steagall Act (which had separated the commercial and investment banking industries) and elimination of the barriers between the banking and insurance industries could make competition even more intense. Because of our smaller size, we may have less opportunity to take advantage of the flexibility offered by that new legislation. With frequent introductions of new technology-driven products and services, the banking industry is undergoing rapid technological changes. To deliver banking products and services more effectively and efficiently, banking institutions are opening in-store branches, installing more automated teller machines (ATMs), and investing in technology to permit telephone, cell phone, personal computer, and internet banking. In addition to enhancing customer service, the effective use of technology increases efficiency and enables financial institutions to reduce costs. A financial institution`s success is increasingly dependent upon use of technology to provide products and services that satisfy customer demands and to create additional operating efficiencies. Many of our competitors have substantially greater resources to invest in technological improvements, which could enable them to perform various banking functions at lower costs than First National Bank, or to provide products and services that we are not able to provide economically. Although all banks are experiencing the effects of the changing competitive and technological environment, the manner in which banks choose to compete is increasing the gap between large national and super-regional banks, on one hand, and community banks on the other. Large institutions are committed to becoming national or regional `brand names,` providing a broad selection of products at low cost and with advanced technology, while community banks provide most of the same products but with a commitment to personal service and with local ties to the customers and communities they serve.

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

Loans and extensions of credit to a single borrower may not exceed 15% of capital, often referred to as the `legal lending limit` or `loans-to-one-borrower limit.` But an additional margin of 10% of capital is permitted for loans fully secured by readily marketable collateral. The Bank can accommodate loan volumes exceeding the legal lending limit by selling participation interests in loans to other banks. As of December 31, 2010, the Bank`s legal lending limit for loans to a single borrower was approximately $4.7 million.

Loan Solicitation and Processing. Loan originations are developed from a number of sources, including continuing business with depositors, other borrowers and real estate builders, solicitations by Bank personnel and walk-in customers.

When a loan request is made, the Bank reviews the application, credit bureau reports, property appraisals or evaluations, financial information, verifications of income, and other documentation concerning the creditworthiness of the borrower, as applicable to each loan type. The Bank`s underwriting guidelines are set by senior management and approved by the board. The loan policy specifies officers` loan approval authority, requiring approval by the board`s Executive Committee or the full board for any aggregate borrowing to one customer or related customers of $1.0 million or more or if a loan is rated substandard or below.

Income from Lending Activities. The Bank earns interest and fee income from its lending activities. Net of origination costs, loan origination fees are amortized over the life of a loan. The Bank also receives loan fees related to existing loans, including late charges. Income from loan origination, commitment fees and discounts varies with the volume and type of loans and commitments made, and with competitive and economic conditions. Note 1 to the Consolidated Financial Statements included herein contains a discussion of the manner in which loan fees and income are recognized for financial reporting purposes.

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

Borrowings. Deposits and repayment of loan principal are the Bank`s primary sources of funds for lending activities and other general business purposes. However, when the supply of lendable funds or funds available for general business purposes cannot satisfy the demand for loans or general business purposes, the Bank can obtain funds from the Federal Home Loan Bank (FHLB) of Cincinnati. In addition to borrowing from the FHLB on a term-loan basis, the Bank has a line of credit with the FHLB that allows the Bank to borrow in an amount based on a percentage of the Bank`s pledged eligible mortgages. All or substantially all of the Bank`s mortgage loans are pledged to the FHLB. As of December 31, 2010, the Bank had additional borrowing capacity of approximately $8.8 million from the FHLB. Interest is payable monthly, and the line of credit is secured by a blanket pledge collateral agreement. First National Bank also has access to credit through the Federal Reserve Bank of Cleveland and other funding sources.

Personnel ~ As of December 31, 2010, First National Bank had 113 full-time equivalent employees. A collective bargaining group represents none of the employees. Management considers its relations with employees to be excellent.

NBOH Properties, LLC ~ National Bancshares established the wholly-owned subsidiary, NBOH Properties, LLC in 2010. NBOH Properties, LLC owns a multi-tenant commercial building in Fairlawn, Ohio. A portion of this building is utilized as our full-service office in Fairlawn, Ohio.

Minority Ownership of a Title Insurance Agency ~ First National Bank owns 49% of the stock of First Kropf Title, L.L.C., a title insurance agency whose majority owner is Kropf, Wagner and VanSickle, L.L.C., a law firm in which a director and Chairman of the Board of Directors of National Bancshares and the Bank ~ Mr. John W. Kropf ~ is an owner.
In many mortgage transactions, the Bank selects the firm that will provide title insurance services, but the mortgage borrower ordinarily pays the costs. First Kropf Title, L.L.C. is not the only title insurance agency used by the Bank, but First Kropf Title, L.L.C. derives all or substantially all of its business through referrals from the Bank.

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

Deposit Insurance. The FDIC insures the deposits of the Bank to the extent provided by law. Prior to 2007, under the FDIC`s risk-based insurance system, depository institutions were assessed premiums based upon the institution`s capital position and other supervisory factors. Effective January 1, 2007, the FDIC began using a new approach to assess premiums. The FDIC places each depository institution in one of four risk categories using a two-step process based first on capital ratios (the capital group assignment) and then on other relevant information (the supervisory group assignment). Within the lowest risk category, known as Risk Category I, rates will vary based on each institution`s CAMELS component ratings, certain financial ratios (for most institutions), and long-term debt issuer ratings (for large institutions that have such a rating). In 2010, rates ranged between 7 and 77.5 cents per $100 in assessable deposits depending on the risk category to which an insured depository institution was assigned. Institutions in Risk Category I were charged a rate between 7 and 24 cents per $100 in assessable deposits in 2010. The FDIC premium assessment rates increased dramatically in the first quarter of 2009 and are anticipated to remain at increased levels for the next several years.

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

Insured depository institutions are further assessed premiums for Financing Corporation (`FICO`) bond debt service. The FICO assessment rate for DIF in 2010 ranged between a high of 1.06 basis points for the first quarter to a low of 1.04 for the fourth quarter. For the first quarter of 2011, the FICO assessment rate for DIF is 1.02 basis points resulting in a premium of $0.0102 per $100 of DIF-eligible deposits.

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

The banking agencies have also established a minimum leverage ratio of 3%, which represents Tier 1 capital as a percentage of total assets, less intangibles. However, for all but the most highly rated banks and bank holding companies, the banking agencies expect an additional margin of at least 100 to 200 basis points. At December 31, 2010, the bank was in compliance with all regulatory capital requirements. Actual and required capital amounts and ratios are presented elsewhere, specifically in Note 14 of National Bancshares`s audited financial statements for the year ended December 31, 2010.

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

Dodd-Frank Wall Street Reform and Consumer Protection Act
On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the `Dodd-Frank Act`) was signed into law. The goals of the Dodd-Frank Act include restoring public confidence in the financial system following the financial and credit crises, preventing another financial crisis and allowing regulators to identify failings in the system before another crisis can occur. Further, the Dodd-Frank Act is intended to effect a fundamental restructuring of federal banking regulation by taking a systemic view of regulation rather than focusing on prudential regulation of individual financial institutions. However, the Dodd-Frank Act itself may be more appropriately considered as a blueprint for regulatory change, as many of the provisions in the Dodd-Frank Act require that regulatory agencies draft implementing regulations. In many cases, such implementing regulations have not yet been promulgated and it may be, in some cases, years before the study and rulemaking processes called for by the Dodd-Frank Act are concluded. Among other significant developments, the Dodd-Frank Act creates a new Financial Stability Oversight Council to identify systemic risks in the financial system, and in an effort to end the notion that any financial institution is `too big to fail,` gives federal regulators new authority to take control of and liquidate systemically important but distressed financial firms. The Dodd-Frank Act additionally creates a new independent federal regulator, the Consumer Financial Protection Bureau (the `CFPB`), which will exclusively draft rules for designated federal consumer protection laws and which will share examination, supervision and enforcement authority with other federal regulators. Despite its broad scope, the Dodd-Frank Act generally does not provide significant regulatory reform regarding Fannie Mae, Freddie Mac or the Federal Home Loan Bank System.

The Dodd-Frank Act is expected to have a significant impact on the Company`s business operations as its provisions take effect. Among the provisions that are likely to affect the Company or the Bank are the following:

Deposit Insurance. The Dodd-Frank Act permanently increases the maximum deposit insurance amount for banks, savings institutions and credit unions to $250,000 per depositor, and extends unlimited deposit insurance to most noninterest-bearing transaction accounts until December 31, 2012. The Dodd-Frank Act also broadens the base for FDIC insurance assessments. Assessments will now be based on the average consolidated total assets less tangible equity capital of an institution, rather than on the deposit base of such institution. The Dodd-Frank Act (i) requires the FDIC to increase the DIF`s reserve ratio from 1.15% to 1.35% of insured deposits by September 30, 2020,
(ii) removes the upper limit of 1.5% on the DIF`s designated reserve ratio, which is a long-term target ratio, and (iii) requires the FDIC to offset the effect on insured depository institutions with total consolidated assets of less than $10 billion. The Dodd-Frank Act also eliminates the requirement that the FDIC pay dividends from the DIF when the reserve ratio is between 1.35% and 1.5%, and continues the FDIC`s authority to declare dividends when the reserve ratio at the end of a calendar year is at least 1.5%. However, the FDIC is granted sole discretion in determining whether to suspend or limit the declaration or payment of dividends.

Corporate Governance. The Dodd-Frank Act and the implementing regulations thereunder require publicly traded companies to give shareholders a non-binding vote on (i) executive compensation, commonly referred to as a `say-on-pay` vote, at their first annual meeting taking place after January 21, 2011 and at least once every three years thereafter and
(ii) on so-called `golden parachute` payments in connection with approvals of mergers and acquisitions unless previously voted on by shareholders.
On January 25, 2011, the SEC adopted a temporary exemption for smaller reporting companies from having to conduct `say on pay` and `say on pay frequency` votes. Smaller reporting companies are not required to conduct say-on-pay and frequency votes until annual meetings occurring on or after January 21, 2013. The new legislation also authorizes the SEC to promulgate rules that would allow shareholders to nominate their own candidates using a company`s proxy materials. As of August 2010, the SEC has adopted such a rule, which would require public companies to provide shareholders with access to the proxy statement for their nominees; however, the SEC has agreed to an indefinite stay of the effectiveness of the rule until litigation surrounding its implementation has been resolved. Additionally, the Dodd-Frank Act directs the federal banking regulators to promulgate rules prohibiting excessive compensation paid to executives of depository institutions and their holding companies with assets in excess of $1.0 billion, regardless of whether the company is publicly traded or not. The Dodd-Frank Act also gives the SEC authority to prohibit broker discretionary voting on elections of directors and executive compensation matters.

Consumer Financial Protection Bureau; Mortgage Origination. The Dodd-Frank Act creates a new, independent federal agency, the CFPB, which is granted broad rulemaking, supervisory and enforcement powers under various designated federal consumer financial protection laws, including the Equal Credit Opportunity Act, Truth in Lending Act, Real Estate Settlement Procedures Act, Fair Credit Reporting Act, Fair Debt Collection Act, the Consumer Financial Privacy provisions of the Gramm-Leach-Bliley Act a nd certain other statutes. The CFPB is charged with protecting consumers from unfair or deceptive financial products, acts or practices and the Company expects that the CFPB, once it is fully operational, will take an aggressive stance in consumer protection matters. The CFPB will have examination and primary enforcement authority with respect to depository institutions with $10 billion or more in assets. Smaller institutions, including the Company and the Bank, will be subject to rules promulgated by the CFPB but will continue to be examined and supervised by the current federal banking regulators for consumer compliance purposes.
The Dodd-Frank Act prohibits creditors from making residential mortgage loans unless the creditor makes a good faith determination, based on verified and documented information that, at the time loan was consummated, the consumer had the reasonable ability to repay the loan, according to its terms, as well as all applicable taxes, insurance and assessments and further authorizes the CFPB to establish certain minimum standards regarding same. In addition, the Dodd-Frank Act will allow borrowers to raise certain defenses to foreclosure if they receive any loan other than a `qualified mortgage` as defined by the CFPB or if anti-steering prohibitions, discussed below, are violated.

The Dodd-Frank Act also contains a series of new mortgage loan origination standards including prohibiting mortgage originators, which includes loan officers of banks, from receiving from any person, or any person from paying such mortgage originator, directly or indirectly, compensation that varies based on terms of a loan other than the principal amount of the loan. In addition, the CFPB is required to prescribe regulations prohibiting mortgage originators from (i) steering any consumer to a loan that (a) the consumer lacks the reasonable ability to repay, or (b) has predatory characteristics or effects such as equity stripping, excessive fees or abusive terms; (ii) steering any consumer from a `qualified mortgage` to a non-qualified mortgage when the consumer qualifies for a qualified mortgage; (iii) abusive or unfair lending practices that promote disparities among consumers of equal creditworthiness but of different race, ethnicity, gender, or age, and
(iv) engaging in certain other conduct. In September 2010 and independent of the Dodd-Frank Act`s requirements, the FRB enacted similar regulations regarding anti-steering and loan originator compensation, and these regulations will eventually be supplemented or revised by the rules to be promulgated pursuant to the Dodd-Frank Act. Although there are many elements of a `qualified mortgage,` and the CFPB has the authority to revise the definition of a qualified mortgage as it deems appropriate, one element which must be satisfied to be a qualified mortgage is that total points and fees payable in connection with a loan may not exceed
3% of the total loan amount. The Dodd-Frank Act also prohibits prepayment penalties for all loans that are not qualified mortgages and, for qualified mortgages, prepayment penalties must be phased out over a three-year period following consummation of the loan. Lenders will also be required to offer a loan without a prepayment penalty if they offer a loan with a prepayment penalty. The Dodd-Frank Act permits states to adopt consumer protection laws and standards that are more stringent than those adopted at the federal level and, in certain circumstances, permits state attorneys general to enforce compliance with both the state and federal laws and regulations.

Transactions with Affiliates and Insiders. Effective July 21, 2011, the Dodd-Frank Act will apply Section 23A of the Federal Reserve Act and Section 22(h) of the Federal Reserve Act (governing transactions with insiders) to derivative transactions, repurchase agreements and securities lending and borrowing transactions that create credit exposure to an affiliate or an insider. Any such transactions with affiliates must be fully secured. The current exemption from Section 23A for transactions with financial subsidiaries will be eliminated. The Dodd-Frank Act will additionally prohibit an insured depository institution from purchasing an asset from, or selling an asset to, an insider unless the transaction is on market terms and, if representing more than 10% of capital, is approved in advance by the institution`s disinterested directors.

Interstate Branching. The Dodd-Frank Act authorizes national and state banks to establish de novo branches in other states to the same extent as a bank chartered by that state would be permitted to branch. Previously, as provided in the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the `Interstate Act`), banks could only establish branches in other states if the host state expressly permitted out-of-state banks to establish branches in that state. Accordingly, banks will be able to enter new markets more freely, but will still need to adhere to the applicable state law requirements of the host state.

Holding Company Capital Requirements. The Dodd-Frank Act requires the FRB to apply consolidated capital requirements to depository institution holding companies that are no less stringent than those currently applied to insured depository institutions. Under these standards, trust preferred securities will be excluded from Tier 1 capital unless such securities were issued prior to May 19, 2010 by a bank holding company that has less than $15 billion in assets. Additionally, the Dodd-Frank Act requires bank holding company capital levels to be countercyclical so that during times of economic expansion, capital requirements increase and during times of economic contraction such capital requirements decrease.

The Dodd-Frank Act contains many other provisions which may affect the Company or the Bank. Accordingly, the topics discussed above are only a representative sample of the types of regulatory issues in the Dodd-Frank Act that have an impact on the Company and the Bank.

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
                                                        Net Book Value
Location                                County          (Dollars in Thousands)
Main Office:
112 West Market Street                  Wayne           $1,211
Orrville, Ohio 44667

Other Full-service Offices:
12 West Main Street                     Wayne           $  493
Dalton, Ohio 44618

1320 West High Street                   Wayne           $  718
Orrville, Ohio 44667

4934 Kidron Road                        Wayne           $  758
Kidron, Ohio 44636

153 East Main Street                    Wayne           $  559
Smithville, Ohio 44677

15974 East Main Street                  Wayne           $  277
Mt. Eaton, Ohio 44659

7227 Lincoln Way East                   Wayne           $  104
Apple Creek, Ohio 44606

1725 Cleveland Road                     Wayne           $  506
Wooster, Ohio 44691

4192 Burbank Road                       Wayne           $1,137
Wooster, Ohio 44691



                                                        Net Book Value
Location                                County          (Dollars in Thousands)
211 Lincoln Way East                    Stark           $1,378
Massillon, Ohio 44646

2312 Lincoln Way N.W.                   Stark           $  542
Massillon, Ohio 44647

106 Ainsworth Street                    Medina          $  268
Lodi, Ohio 44254

4885 Atlantic Drive                     Medina          $1,042
Seville, Ohio 44667

3085 West Market Street                 Summit          $2,807(1)
Fairlawn, OH 44303

Cash ATM Only:

1720 North Main Street                  Wayne           $  118
Orrville, OH 44667

51 Massillon Marketplace Drive S.W.     Stark           $    0
Massillon, OH 44646
(leased location)

Loan Production Office:

1020 East State Street                  Columbiana      $   56
Salem, Ohio 44460
(leased location)

Operations Center:

1444 North Main Street                  Wayne           $  452
Orrville, OH 44667

(1) $498 thousand represents the leasehold improvements and equipment of the Bank. $2,309 represents the investment in the land and buildings by NBOH Properties, LLC.


At December 31, 2010 the net book value of the Bank`s investment in premises and equipment totaled $12.5 million. The full-service in Fairlawn, Ohio is located in a multi-tenant building owned by NBOH Properties, LLC. The Bank`s electronic data processing functions are performed under contract with an electronic data processing services firm that performs services for financial institutions throughout the Midwest.

ITEM 3 ~ LEGAL PROCEEDINGS

From time to time the Bank is involved in various legal proceedings that are incidental to its business. In the opinion of management, based upon information currently available to us, no current legal proceedings are material to the financial condition of National Bancshares or its subsidiaries, either individually or in the aggregate and are not likely to have a material adverse effect on our consolidated financial position, results of operations or cash flows. This statement represents a forward-looking statement under the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from management`s opinion based on a variety of factors, including the uncertainties involved in the proof of legal and factual matters in legal proceedings.

ITEM 4 ~ [REMOVED AND RESERVED]

Part II

ITEM 5 ~ MARKET FOR REGISTRANT`S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Incorporated by reference to `Price Range of Common Stock` appearing on page 60 of National Bancshares`s Annual Report 2010. National
Bancshares had 848 shareholders of record as of March 7, 2011.

Because National Bancshares is dependent on its Bank subsidiary for earnings and funds necessary to pay dividends, the ability of National Bancshares to pay dividends to its shareholders is subject to bank regulatory restrictions. See, `Supervision and Regulation ~ Limits on Bank Dividends to the Holding Company.`

Incorporated by reference to `Comparison of Five-Year Cumulative Total Return Of National Bancshares Corporation, S&P 500 Stock Index, and S&P 500 Bank Index` appearing on page 59 of National Bancshares
Corporation`s Annual Report 2010.


EQUITY COMPENSATION PLAN INFORMATION
as of December 31, 2010
                        Number of securities to                               Number of securities
                        be issued upon exercise                               remaining available for
                        of outstanding options,         Restricted stock      future issuance under
Plan Category           warrants and rights             awards issued         equity compensation plans
Equity compensation
plans approved by
the security holders    89,000 (1)                      3,605 (2)             130,843

Equity compensation
plans not approved
by the security
holders                 -                               -                     -

Total                   89,000                          3,605                 130,843


(1) Weighted-average exercise price of outstanding options, warrants and rights is $18.03
(2) The fair value of the 2009 stock award was determined to be $14.01 per share using the closing market price of National Bancshares` common stock on the date of grant

A description of the equity compensation plan is incorporated by reference to `Note 13 ~ Stock-Based Compensation` appearing on pages 48 and 49 of National Bancshares Corporation`s Annual Report 2010.

Issuer Purchase and Sales of Equity Securities

No equity securities of National Bancshares were repurchased or sold by it during 2010.

ITEM 6 ~ SELECTED FINANCIAL DATA

Incorporated by reference to `Selected Financial Data` appearing on pages 7 and 8 of National Bancshares Corporation`s Annual Report 2010.

ITEM 7 ~ MANAGEMENT`S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Incorporated by reference appearing on pages 9 through 27 of National Bancshares Corporation`s Annual Report 2010.

ITEM 7A ~ QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information concerning the interest-rate risks to which First National Bank`s assets and liabilities are exposed is contained in `Management`s Discussion and Analysis of Financial Condition and Results of Operations` appearing on pages 22 and 23 of National Bancshares Corporation`s Annual Report 2010.

ITEM 8 ~ FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements and the Report of Independent Auditors are incorporated by reference from pages 28 through 57 of National Bancshares Corporation`s Annual Report 2010.

ITEM 9 ~ CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

No changes in or disagreements with the independent accountants have occurred in the two most recent fiscal years or since the end of December 31, 2010.

ITEM 9AT ~ CONTROLS AND PROCEDURES

With the participation of the President and Chief Executive Officer, and the Chief Financial Officer, management carried out an evaluation of the effectiveness of the design and operation of National Bancshares`s disclosure controls and procedures as of the end of 2010. Based upon that evaluation, the President and Chief Executive Officer, and the Chief Financial Officer concluded that as of December 31, 2010 National Bancshares`s disclosure controls and procedures were effective (1) to ensure that information required to be disclosed by National Bancshares in reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and
(2) in timely alerting them to material information of National Bancshares (including First National Bank) required to be included in this annual report on Form 10-K. During the fourth quarter of 2010 there were no changes in National Bancshares`s internal controls over financial reporting that have materially affected or are reasonably likely to affect National Bancshares`s internal controls over financial reporting.

The report of Management on the Corporations` Internal Control Over Financial Reporting is incorporated by reference on page 58 of National Bancshares`s Annual Report 2010.

ITEM 9B ~ OTHER INFORMATION

None

Part III

ITEM 10 ~ DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information concerning the directors of National Bancshares is incorporated by reference from pages 4 through 7 of the definitive proxy statement for the 2011 annual meeting of shareholders, filed or to be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2010. Disclosure by National Bancshares about directors` and executive officers` compliance with
Section 16(a) of the Securities Exchange Act of 1934 appears on page 17 of the proxy statement for the 2011 annual meeting, and it is incorporated herein by reference.


The executive officers of National Bancshares and First National Bank are ~

Name                    Age     Position
David C. Vernon         70      President and Chief Executive Officer of National Bancshares
                                Corporation and First National Bank. He served as Chairman
                                Emeritus of Central Federal Corporation from February 28, 2008 until April 8, 2009; and its wholly owned subsidiary CFBank, a federally chartered savings association headquartered in
                                Fairlawn in Summit County, Ohio from February 28, 2008 until
                                May 15, 2008. He served as a director and Vice-Chairman of
                                Central Federal Corporation and CFBank from January 1, 2006 until February 28, 2008. He served as Chairman of Central
                                Federal Corporation and CFBank from January 2003 until
                                January 1, 2006. He also served as Central Federal Corporation`s and CFBank`s Chief Executive Officer in 2003 and 2004 and as
                                President of both companies from March 2003 to January 2005.
                                Before joining Central Federal and CFBank, he was Chairman,
                                President and Chief Executive Officer of Founders Capital
                                Corporation in Akron, Ohio from September 2002 to February 2003;
                                a Strategic Planning Consultant to Westfield Bank in Westfield, Ohio
                                from May 2000 to July 2002; a Consultant to Champaign National Bank
                                in Urbana, Ohio from July 1999 to April 2002; and a Consultant to First Place Bank in Warren, Ohio from April 1999 to February 2001.
                                In February 1999, Mr. Vernon retired as Chairman, President and
                                Chief Executive Officer of Summit Bank, an Akron-area community bank he founded in January 1991.

James R. VanSickle      40      Senior Vice President and Chief Financial Officer of
                                National Bancshares Corporation and Senior Vice President
                                and Chief Financial Officer of First National Bank since June 2007.
                                Mr. VanSickle is the principal financial and accounting officer.
                                Prior to joining First National Bank, he worked with Crowe Chizek and Company LLC as an Executive in the firm`s Financial Institutions
                                Group. He joined Crowe in 1992 and was promoted to Executive in 2003.

Thomas R. Poe           55      Senior Vice President and Senior Loan Officer of First National Bank
                                since January 2009. Mr. Poe began his banking career with National
                                City Bank, where he spent 27 years. For the last ten years he was
                                President and CEO of National City Commercial Finance Inc. Prior
                                to that he was Senior Vice President and Regional Manager for the
                                middle-market group of the Cleveland Corporate Banking division.
                                Mr. Poe left National City in 2004 to become Managing Director with GMAC Structured Finance Group. In 2008 he joined MidCap
                                Business Credit, L.L.C. He has over 33 years experience in banking focusing on commercial and asset-based lending. He currently serves on the Boards of Cleveland Vicon Corporation and Philpott Rubber Company.

Richard A. White        48      Vice President and Senior Credit Officer of First National Bank since
                                January 2010. Previously, Mr. White has worked for Grant Thornton,
                                KeyBank and National City Business Credit. He has over 25 years of finance experience as staff auditor, field examination manager, bank operations, asset-based lending and business credit. Prior to joining First National Bank, Mr. White founded Richard Allen Associates, a lender services firm.



Myron Filarski          62      Senior Vice President, Retail Banking, Mortgage and Consumer Lending for
                                First National Bank since July 2010.  Most recently Mr. Filarski was
                                President of Keybank Mortgage. Prior to his duties with Key he was the
                                Senior Vice President for mortgage lending at Fifth Third Bank, N.E.
                                Ohio, Senior Vice President, Second National Bank, Warren, Ohio and
                                President of Mortgage Banking for Signal Bank in Wooster, Ohio.
                                Mr. Filarski was Executive Vice President of the Leader Mortgage
                                Company from 1992 to 1996. Mr. Filarski began his banking career at
                                Transohio Savings Bank, Cleveland, Ohio, a $6.6 billion bank, where he moved from management trainee to branch manager then Vice President.
                                From 1984 to 1991 he was President and CEO of Transohio.

John L. Falatok         52      Senior Vice President, Market Manager for First National Bank since May 2009.
                                Mr. Falatok has over 29 years of banking experience in various lending capacities, including business development, credit policy, community development and corporate services with financial institutions of all sizes including The Huntington National Bank, SkyBank, Society National Bank.
                                Mr. Falatok began his career as a credit analyst and was most recently a
                                Business Banking Market Manager with Huntington National Bank, where he was responsible for the development and management of commercial loans in the
                                Greater Akron/Canton Region. Mr. Falatok is a Certified Public Accountant.

Mark R. Witmer          46      Group Vice President, Agribusiness and Community Banking for First National
                                Bank since July 2010. Prior to this Mr. Witmer was Dealer/Manager, EVP and
                                Chief Credit Officer, Farm Credit, Kentucky and Pennsylvania. Prior to his
                                duties with Farm Credit he was Senior Vice President, Sky Bank,
                                Salineville, Ohio.


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

National Bancshares Corporation`s board of directors has determined that it has at least one `audit committee financial expert` serving on the Audit Committee. National Bancshares considers Director John Cook, CPA, Ph.D. to be an Audit Committee Financial Expert, based on his experience as partner in an accounting firm. Information regarding the Audit Committee is incorporated by reference to pages 9 and 10 of National Bancshares` Proxy Statement for the 2011 annual meeting, under the caption `Audit Committee` and `Audit Committee Report.`

ITEM 11 ~ EXECUTIVE COMPENSATION

Incorporated by reference from pages 13 and 14 of the definitive Proxy Statement for the 2011 annual meeting of shareholders, filed or to be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2010.

ITEM 12 ~ SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated by reference from page 3 of the definitive Proxy Statement for the 2011 annual meeting of shareholders, filed or to be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2010.

ITEM 13 ~ CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR
          INDEPENDENCE

Incorporated by reference from pages 16 and 17 of the definitive Proxy Statement for the 2011 annual meeting of shareholders, filed or to be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2010.

ITEM 14 ~ PRINCIPAL ACCOUNTANT FEES AND SERVICES

Incorporated by reference from page 8 of the definitive Proxy Statement for the 2011 annual meeting of shareholders, filed or to be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2010.

PART IV

ITEM 15 ~ EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)  	Financial Statements

The following financial statements are included in this document in Item 8:
 	~ Report of Independent Registered Public Accounting Firm
 	~ Consolidated Balance Sheets at December 31, 2010 and 2009
 	~ Consolidated Statements of Income for the Years Ended December 31, 2010,
	  2009, and 2008
 	~ Consolidated Statements of Changes in Shareholders` Equity for the Years
	  Ended December 31, 2010, 2009, and 2008
 	~ Consolidated Statements of Cash Flows for the Years Ended
	  December 31, 2010, 2009, and 2008
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

10.5*           Special Separation Agreement entered into by    Incorporated by reference on Quarterly Report 10-Q
                Myron Filarski and National Bancshares          filed November 2, 2010
                and First National Bank

10.6*           Amendment to Employment Agreement entered       Filed herewith
                into by David C. Vernon and National
                Bancshares Corporation and First National
                Bank


13              2010 Annual Report to Security Holders          Filed herewith

14.1            Code of Business Conduct and Ethics             Filed herewith

14.2            Code of Ethical Conduct for the Finance         Filed herewith
                Officers And Finance Department	Personnel

21              Subsidiaries                                    Filed herewith

23              Consent of Crowe Horwath LLP                    Filed herewith

31.1            Certification of Chief Executive Officer        Filed herewith
                under Sarbanes-Oxley Act Section 302

31.2            Certification of Chief Financial Officer        Filed herewith
                under Sarbanes-Oxley Act Section 302

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

National Bancshares Corporation

By:/s/ David C. Vernon
David C. Vernon
President and Chief Executive Officer

Date: 	March 29, 2011


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ David C. Vernon                                     March 29, 2011
David C. Vernon
President, Chief Executive Officer, and Director

/s/ James R. VanSickle                                  March 29, 2011
James R. VanSickle, Sr. Vice President &
Chief Financial Officer
(Principal Accounting and Financial Officer)

/s/ John Cook, CPA, Ph. D.                              March 29, 2011
John Cook, CPA, Ph. D., Director

/s/ Bobbi E. Douglas                                    March 29, 2011
Bobbi E. Douglas, Director

/s/ John W. Kropf                                       March 29, 2011
John W. Kropf, Director

/s/ John L. Muhlbach, Jr                                March 29, 2011
John L. Muhlbach, Jr., Director

/s/ Victor B. Schantz                                   March 29, 2011
Victor B. Schantz, Director

/s/ Stephen W. Schmid                                   March 29, 2011
Stephen W. Schmid, Director

/s/ James R. Smail                                      March 29, 2011
James R. Smail, Director

/s/ Howard J. Wenger                                    March 29, 2011
Howard J. Wenger, Director

/s/ Albert W. Yeagley                                   March 29, 2011
Albert W. Yeagley, Director
