Form 10-Q
period 2011-03-31
NATIONAL BANCSHARES CORP /OH/
filed 2011-05-06
CIK 790362

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011

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

Indicate the number of shares outstanding of each of the issuer`s classes of common stock, as of May 6, 2011.

Common Stock, Without Par Value: 2,209,717 Shares Outstanding

NATIONAL BANCSHARES CORPORATION

         Index                                                                  Page
                                                                                Number
Part I.  Financial Information
	Item 1.	Financial Statements (Unaudited)
                Consolidated Balance Sheets
                as of March 31, 2011
                and December 31, 2010                                           2

                Consolidated Statements of Income
                and Comprehensive Income for the
                three months ended
                March 31, 2011 and 2010                                         3

                Condensed Consolidated Statement of Changes
                in Shareholders` Equity for the three months
                ended March 31, 2011 and 2010                                   5

                Condensed Consolidated Statements of
                Cash Flows for the three months ended
                March 31, 2011 and 2010                                         6

                Notes to Consolidated Financial
                Statements (Unaudited)                                          7-19

       Item 2.  Management`s Discussion and Analysis of Financial
                Condition and Results of Operations                             19-24

       Item 3.  Quantitative and Qualitative Disclosures About
                Market Risk                                                     24-25

       Item 4T. Controls and Procedures                                         25

Part II. Other Information

       Item 1.  Legal Proceedings ~ None                                        26

       Item 1A. Risk Factors                                                    26

       Item 2.  Unregistered Sales of Equity Securities and Use
                of Proceeds ~ None                                              26

       Item 3.  Defaults Upon Senior Securities ~ None                          26

       Item 4.  Removed and Reserved                                             -

       Item 5.  Other Information ~ None                                        26

       Item 6.  Exhibits                                                        26

Signatures                                                                      27

Exhibits                                                                        28-30


Item 1. Financial Statements

NATIONAL BANCSHARES CORPORATION
CONSOLIDATED BALANCE SHEETS (Unaudited)
(dollars in thousands)                                      Mar. 31,           Dec. 31,
                                                            2011               2010
ASSETS
Cash and due from banks                                     $ 21,285           $ 12,837
Time deposits with other financial institutions                3,729              5,697
Securities available for sale                                133,049            138,033
Restricted equity securities                                   3,220              3,219
Loans held for sale                                              106                  -
Loans, net of allowance for loan losses:
  Mar. 31, 2011 ~ $2,720; Dec. 31, 2010 ~ $2,585             193,610            190,685
Premises and equipment, net                                   12,466             12,526
Goodwill                                                       4,723              4,723
Identified intangible assets                                      86                107
Accrued interest receivable                                    1,512              1,270
Cash surrender value of life insurance                         2,884              2,862
Other assets                                                   2,355              2,137
  Total assets                                              $379,025           $374,096

LIABILITIES AND SHAREHOLDERS` EQUITY
Deposits
  Noninterest bearing                                       $ 61,628           $ 57,435
  Interest bearing                                           254,940            251,699
    Total deposits                                           316,568            309,134
Repurchase agreements                                          7,658              7,747
Federal Reserve Bank note account                                423                724
Federal Home Loan Bank advances                               12,000             15,000
Accrued interest payable                                         283                312
Accrued expenses and other liabilities                         2,374              2,198
  Total liabilities                                          339,306            335,115

SHAREHOLDERS` EQUITY
Common stock, no par value; 6,000,000 shares
  authorized; 2,289,528 shares issued                         11,447             11,447
Additional paid-in capital                                     4,785              4,775
Retained earnings                                             22,761             22,475
Treasury stock, at cost (79,811 and 83,555 shares)            (1,565)            (1,639)
Accumulated other comprehensive income                         2,291              1,923
  Total shareholders` equity                                  39,719             38,981
    Total liabilities and shareholders` equity              $379,025           $374,096

See accompanying notes to consolidated financial statements

NATIONAL BANCSHARES CORPORATION
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (Unaudited)
(dollars in thousands, except per share data)

                                                            Three months ended
                                                          Mar 31,         Mar 31,
                                                          2011            2010
Interest and dividend income
  Loans, including fees                                   $  2,518        $  2,602
  Securities:
    Taxable                                                    739           1,029
    Nontaxable                                                 390             271
  Federal funds sold and other                                  28              56
    Total interest and dividend income                       3,675           3,958

Interest expense
  Deposits                                                     485             572
  Short-term borrowings                                         11              13
  Federal Home Loan Bank advances                               82             261
    Total interest expense                                     578             846

Net interest income                                          3,097           3,112
Provision for loan losses                                      147             507

Net interest income after provision for loan losses          2,950           2,605

Noninterest income
  Checking account fees                                        266             262
  Visa check card interchange fees                             121              98
  Deposit and miscellaneous service fees                        88              83
  Mortgage banking activities                                   75              51
  Securities gains, net                                         37              76
  Loss on sale of other real estate owned                        -             (11)
  Gain on sale of loans guaranteed by SBA                      128               -
  Other                                                        100              66
    Total noninterest income                                   732             625

Noninterest expense
  Salaries and employee benefits                             1,494           1,378
  Data processing                                              283             241
  Net occupancy                                                367             294
  FDIC Assessment                                              136             121
  Professional and consulting fees                             150             182
  Franchise tax                                                 93              90
  Maintenance and repairs                                       77              70
  Amortization of intangibles                                   21              22
  Telephone                                                     59              58
  Marketing                                                     60              65
  Director fees and pension                                     60              72
  Software expense                                              54              43
  Postage and supplies                                          74              80
  Other                                                        218             213
    Total noninterest expense                                3,146           2,929

Income before income tax expense                               536             301
Income tax expense                                              49               8
Net income                                                     487             293

(Continued)


NATIONAL BANCSHARES CORPORATION
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (Unaudited)

(Continued)                                                 Three months ended
                                                          Mar. 31,       Mar. 31,
                                                          2011           2010
Other comprehensive income:
  Unrealized appreciation in fair
    value of securities available for sale,
    net of taxes of $193 and $356                         $    371       $   692
  Reclassification adjustment for realized gains
    included in earnings, net of taxes of
    $2 and $26                                                 (3)           (50)
Total other comprehensive income (loss), net of taxes         368            642

Comprehensive income                                      $   855        $   935

Weighted average basic and diluted common shares
  outstanding                                           2,209,717      2,205,973

Basic and diluted earnings per common share               $  0.22        $  0.13

Dividends declared per common share                       $  0.08        $  0.08


See accompanying notes to consolidated financial statements.

NATIONAL BANCSHARES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS` EQUITY (Unaudited)

(dollars in thousands, except per share data)                     Three months ended,
                                                            Mar. 31,           Mar. 31,
                                                            2011               2010
Balance at beginning of period                              $ 38,981           $ 38,903

Comprehensive income
  Net income                                                     487                293
  Other comprehensive                                            368                642
Total comprehensive income                                       855                935

Stock awards issued from Treasury Shares (3,744 shares)           50                  -
Compensation expense under stock-based compensation plans         10                  4

Cash dividends declared ($0.08 per share in 2011
  and 2010)                                                     (177)              (176)

Balance at end of period                                    $ 39,719           $ 39,666


See accompanying notes to consolidated financial statements.

NATIONAL BANCSHARES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(dollars in thousands, except per share data)
                                                                  Three months ended
                                                            Mar. 31,           Mar. 31,
                                                            2011               2010
Net cash from operating activities                          $    344           $    647

Cash flows from investing activities
  Purchases of time deposits with other financial
    institutions                                                   -             (2,460)
  Proceeds from time deposits with other financial
    institutions                                               1,968              3,500
  Securities available for sale
    Proceeds from maturities and repayments                    7,513             11,160
    Proceeds from sales                                        1,114              1,988
    Purchases                                                 (3,181)            (5,531)
  Purchases of property and equipment                           (164)              (525)
  Proceeds from the sale of other real estate owned                -                 35
  Proceeds from the sale of loans guaranteed by SBA            1,832                  -
  Net change in loans                                         (4,846)             2,066
Net cash from investing activities                             4,236             10,233

Cash flows from financing activities
  Net change in deposits                                       7,434             14,633
  Net change in short-term borrowings                           (390)            (2,629)
  Repayments of Federal Home Loan Bank advances               (3,000)            (2,000)
  Dividends paid                                                (176)              (176)
Net cash from financing activities                             3,868              9,828

Net change in cash and cash equivalents                        8,448             20,708

Beginning cash and cash equivalents                           12,837              8,124
Ending cash and cash equivalents                            $ 21,285           $ 28,832

Supplemental Disclosures
  Cash paid for interest                                    $    607           $    874
  Cash paid for income taxes                                $      -           $    100
Supplemental noncash disclosures:
  Transfer from loans to other real estate owned            $     54           $     41
  Issuance of stock awards                                  $     50           $      -
  Transfer from loans to loans held for sale                $  1,708           $      -


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

The consolidated balance sheet as of March 31, 2011 and December 31, 2010, the consolidated statements of income and comprehensive income for the three month periods ended March 31, 2011 and 2010, and the condensed consolidated statements of changes in shareholders` equity and the condensed consolidated statements of cash flows for the three month periods ended March 31, 2011 and 2010, have been prepared by the Company without audit. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

The consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q, but do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These statements should be read in conjunction with the consolidated financial statements and footnotes in the Company`s annual report on Form 10-K for the year ended December 31, 2010. Operating results for the three months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

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

Earnings Per Common Share
Earnings per common share is net income divided by the weighted average number of shares outstanding during the period. Diluted earnings per share includes the dilutive effect of additional potential common shares issuable under stock options. 89,000 and 53,000 stock options were not considered in computing diluted earnings per common share for the periods ending March 31, 2011 and 2010, respectively, because they were antidilutive.

Note 2 ~ Securities
(dollars in thousands)

Securities consist of the following at March 31, 2011 and December 31, 2010:

                                                       Gross         Gross
                                          Amortized    Unrealized    Unrealized       Fair
                                          Cost         Gains         Losses           Value
March 31, 2011
  U.S. Government and federal agency      $  2,793     $     16      $      -         $   2,809
  State and municipal                       45,724        1,198          (246)           46,676
  Corporate bonds and notes                  1,495           17             -             1,512
  Mortgage backed: residential              79,543        2,637          (157)           82,023
  Equity securities                             23            6             -                29
    Total                                 $129,578     $  3,874      $   (403)         $133,049

December 31, 2010
  U.S. Government and federal agency      $  2,954     $     21      $      -          $  2,975
  State and municipal                       44,656          833          (484)           45,005
  Corporate bonds and notes                  1,487           29             -             1,516
  Mortgage-backed: residential              86,001        2,766          (240)           88,527
  Equity securities                             23            -           (13)               10
    Total                                 $135,121     $  3,649      $   (737)         $138,033



Sales of available for sale securities were as follows:
                                          For the three months ended
                                          Mar. 31,         Mar. 31,
                                          2011             2010
  Proceeds                                $  1,114        $  1,988
  Gross gains                                    5              76
  Gross losses                                   -               -


The tax provision related to these net realized gains and losses was $2 and $26, respectively for the three months ended March 31, 2011 and 2010.

The fair value of securities at March 31, 2011 by contractual maturity were as follows. Securities not due at a single maturity date, primarily mortgage backed securities, are shown separately.

                                          Amortized Cost   Fair Value
  Due in one year or less                 $  5,372         $  5,389
  Due from one to five years                 6,004            6,211
  Due from five to ten years                16,936           17,647
  Due after ten years                       21,700           21,750
  Mortgage backed: residential              79,543           82,023
  Equity securities                             23               29
    Total                                 $129,578         $133,049


Securities pledged at March 31, 2011 and December 31, 2010 had a fair value of $72,999 and $58,827 and were pledged to secure public deposits and repurchase agreements.

At March 31, 2011 and December 31, 2010, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of shareholders` equity.

Securities with unrealized losses at March 31, 2011 and December 31, 2010, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

                                          Less Than 12 Months        12 Months or More        Total
                                          Fair        Unrealized     Fair        Unrealized   Fair        Unrealized
March 31, 2011                            Value       Loss           Value       Loss         Value       Loss
State and municipal                       $ 14,947    $  (246)       $    -      $    -       $ 14,947    $  (246)
Mortgage-backed: residential                11,453       (157)            -           -         11,453       (157)
  Total temporarily impaired              $ 26,400    $  (403)       $    -      $    -       $ 26,400    $  (403)


                                          Less Than 12 Months        12 Months or More        Total
                                          Fair        Unrealized     Fair        Unrealized   Fair        Unrealized
December 31, 2010                         Value       Loss           Value       Loss         Value       Loss

State and municipal                       $ 18,125    $  (484)       $    -      $    -       $ 18,125    $  (484)
Mortgage-backed: residential                17,067       (240)            -           -         17,067       (240)
Equity securities                                -          -            10         (13)            10        (13)
  Total temporarily impaired              $ 35,192    $  (724)       $   10      $  (13)      $ 35,202    $  (737)


Management believes the unrealized losses of securities as of March 31, 2011 are the result of fluctuations in interest rates and do not reflect deterioration in the credit quality of the securities. Accordingly management considers these unrealized losses to be temporary in nature. The Company does not have the intent to sell and does not believe it is more likely than not the Company will be required to sell these securities before their recovery. The fair value of debt securities is expected to recover as the securities approach their maturity date.

Note 3 ~ Loans and Allowance for Loan Losses
(dollars in thousands)

The following table presents the activity in the allowance for loan losses by portfolio segment for the three months ended March 31, 2011:


                                                           Commercial   Residential  Home
                                               Commercial  Real Estate  Real Estate  Equity     Consumer   Unallocated  Total
Beginning balance                              $    460    $  1,267     $    675     $    100   $     53   $     30     $  2,585
  Provision for loan losses                          34           3          117           (1)        19        (25)         147
  Loans charged-off                                   -           -           (3)           -        (12)         -          (15)
  Recoveries                                          -           -            -            1          2          -            3
Ending balance                                 $    494    $  1,270     $    789     $    100   $     62   $      5     $  2,720


The recorded investment in loans includes the principal balance outstanding, net of unearned and deferred income and including accrued interest receivable. The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of March 31, 2011 and December 31, 2010:


                                                           Commercial   Residential  Home
                                               Commercial  Real Estate  Real Estate  Equity     Consumer   Unallocated  Total
March 31, 2011
Allowance for loan losses:
  Ending allowance balance
   attributable to loans:
    Individually evaluated for
     impairment                                $      -    $     28     $    235     $      -   $      -   $      -     $    263
    Collectively evaluated for
     impairment                                     523       1,110          624          129         66          5        2,457
    Total ending allowance balance             $    523    $  1,138     $    859     $    129   $     66   $      5     $  2,720

Recorded investment in loans:
  Loans individually evaluated
   for impairment                              $    589    $  2,906     $  1,133     $      -   $      -   $      -     $  4,628
  Loans collectively evaluated
   for impairment                                28,231      61,897       65,189       28,212      8,744          -      192,273
    Total ending loans balance                 $ 28,820    $ 64,803     $ 66,322     $ 28,212   $  8,744   $      -     $196,901

December 31, 2010
Allowance for loan losses:
  Ending allowance balance
   attributable to loans:
    Individually evaluated for
     impairment                                $      -    $     30     $    239     $      -   $      -   $      -     $    269
    Collectively evaluated for
     impairment                                     460       1,237          436          100         53         30        2,316
    Total ending allowance balance             $    460    $  1,267     $    675     $    100   $     53   $     30     $  2,585

Recorded investment in loans:
  Loans individually evaluated
   for impairment                              $    662    $  2,881     $  1,149     $      -   $      -   $      -     $  4,692
  Loans collectively evaluated
   for impairment                                25,539      65,035       60,609       27,914     10,049          -      189,146
    Total ending loans balance                 $ 26,201    $ 67,916     $ 61,758     $ 27,914   $ 10,049   $      -     $193,838


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

The following table presents loans individually evaluated for impairment by class of loans as of March 31, 2011 and December 31, 2010:
                                                        Unpaid                          Allowance for
                                                        Principal       Recorded        Loan Losses
                                                        Balance         Investment      Allocated
March 31, 2011
With no related allowance recorded:
  Real estate:
    Commercial and land development                     $    482        $    482        $      -
    One-to-four family                                        50              50               -
  Real estate construction:
    One-to-four family                                     1,308           1,308               -
  Commercial                                                 589             589               -
With an allowance recorded:
  Real estate:
    Commercial and land development                          919             919               8
    One-to-four family                                     1,083           1,083             235
  Real estate construction:
    Commercial and land development                          197             197              20

                                                        $  4,628        $  4,628        $    263


                                                        Unpaid                          Allowance for
                                                        Principal       Recorded        Loan Losses
                                                        Balance         Investment      Allocated
December 31, 2010
With no related allowance recorded:
  Real estate:
    Commercial and land development                     $  1,258        $  1,258        $      -
    One-to-four family                                        52              52               -
  Real estate construction:
    One-to-four family                                     1,326           1,326               -
  Commercial                                                 662             662               -
With an allowance recorded:
  Real estate:
    Commercial and land development                           99              99              10
    One-to-four family                                     1,097           1,097             239
    Multifamily                                                -               -               -
  Real estate construction:
    Commercial and land development                          198             198              20

                                                        $  4,692        $  4,692        $    269

Nonaccrual loans and loans past due 90 days still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.


The following table presents the recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans as of
March 31, 2011 and December 31, 2010:
                                                        March 31, 2011                  December 31, 2010
                                                                        Loans Past                      Loans Past
                                                                        Due Over 90                     Due Over 90
                                                                        Days Still                      Days Still
                                                        Nonaccrual      Accruing        Nonaccrual      Accruing
Real estate:
  Commercial and land development                       $  1,401        $      -        $  1,358        $      -
  One-to-four family                                         459             475             448             360
  Home equity                                                382              63             382             116
Real estate construction:
  Commercial and land development                          1,505               -           1,524               -
Commercial                                                   589              23             661               -
Consumer:
  Auto:
    Indirect                                                   -              14               -              11
                                                        $  4,336        $    575        $  4,373        $    487


The following table presents the aging of the recorded investment in past due loans as of March 31, 2011 by class of loans:
                                               30 - 59      60 - 89      Greater Than
                                               Days         Days         90 Days        Total      Loans Not
                                               Past Due(1)  Past Due     Past Due(2)    Past Due   Past Due(3)   Total
Real estate:
  Commercial and land development              $      -     $      -     $  1,127       $  1,127   $ 56,849      $ 57,976
  One-to-four family                                789           39          884          1,712     48,285        49,997
  Home equity                                        72            -          444            516     27,696        28,212
  Multifamily                                         -            -            -              -     16,011        16,011
Real estate construction:
  Commercial and land development                   912            -          593          1,505      5,322         6,827
  One-to-four family                                  -            -            -              -        314           314
Commercial                                            -           33          612            645     28,175        28,820
Consumer:
  Auto:
    Direct                                            8            -            -              8      2,258         2,266
    Indirect                                          -            1           14             15      5,673         5,688
  Other                                               2            -            -              2        788           790
                                               $  1,783     $     73     $  3,674       $  5,530   $191,371      $196,901

(1)  Includes $936 thousand of loans on nonaccrual status.
(2) All loans are nonaccrual status except for $575 thousand of loans past due over 90 days still on accrual.
(3)  Includes $301 thousand of loans on nonaccrual status.


The following table presents the aging of the recorded investment in past due loans as of December 31, 2010 by class of loans:
                                               30 - 59      60 - 89      Greater Than
                                               Days         Days         90 Days        Total      Loans Not
                                               Past Due(1)  Past Due(2)  Past Due(3)    Past Due   Past Due(4)   Total
Real estate:
  Commercial and land development              $      -     $    165     $  1,076       $  1,241   $ 56,806      $ 58,047
  One-to-four family                                769          167          784          1,720     45,484        47,204
  Home equity                                         2           45          498            545     27,221        27,766
  Multifamily                                         -            -            -              -     14,397        14,397
Real estate construction:
  Commercial and land development                   930          396          198          1,524      8,418         9,942
  One-to-four family                                  -            -            -              -        301           301
Commercial                                            -           22          661            683     25,475        26,158
Consumer:
  Auto:
    Direct                                           22            -            -             22      2,452         2,474
    Indirect                                         52            -           11             63      6,338         6,401
  Other                                               9            -            -              9        980           989
                                               $  1,784     $    795     $  3,228       $  5,807   $187,872      $193,679

(1)  Includes $854 thousand of loans on nonaccrual status.
(2)  Includes $399 thousand of loans on nonaccrual status.
(3) All loans are nonaccrual status except for $487 thousand of loans past due over 90 days still on accrual.
(4)  Includes $379 thousand of loans on nonaccrual status.

Troubled Debt Restructuring
The Company has $1,864 of loans individually evaluated for impairment whose loan terms have been modified in troubled debt restructurings as of March 31, 2011. $9 thousand of specific reserve has been allocated for these loans. The Company has not committed to lend any additional amounts as of March 31, 2011 to customers with outstanding loans that are classified as troubled debt restructurings. There were $1,876 of loans whose terms have been modified in troubled debt restructurings as of December 31, 2010.

Credit Quality Indicators
The Corporation categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information, and current economic trends and other information specific to each borrower. The Corporation analyzes loans individually by classifying the loans as to credit risk. This analysis includes non-homogeneous loans, such as commercial and commercial real estate loans. This analysis is performed on an annual basis or more frequently if management becomes aware of information affecting a borrower`s ability to fulfill its obligation. The Corporation uses the following definitions for risk ratings:

Special Mention
Loans classified as special mention have a potential weakness that deserves management`s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or of the institution`s credit position at some future date.

Substandard
Loans classified as substandard are inadequately protected by the current financial condition and paying capacity of the obligor or of the collateral securing the loan. Substandard loans have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt with a distinct possibility that the institution will sustain some loss if the deficiencies are not corrected.

Doubtful
Loans classified as doubtful have all the weaknesses inherent in those classified as substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans.
As of March 31, 2011 and December 31, 2010, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:
                                                            Special
                                               Pass         Mention      Substandard  Doubtful     Total
March 31, 2011
Real estate:
  Commercial and land development              $ 53,779     $    278     $  3,919     $      -     $ 57,976
Real estate construction:
  Commercial and land development                 3,259        1,788        1,780            -        6,827
Commercial                                       26,347          656        1,817            -       28,820
                                                 83,385        2,722        7,516            -       93,623


                                                            Special
                                               Pass         Mention      Substandard  Doubtful     Total
December 31, 2010
Real estate:
  Commercial and land development              $ 53,794     $    350     $  3,903     $      -     $ 58,047
Real estate construction:
  Commercial and land development                 6,352        1,788        1,802            -        9,942
Commercial                                       23,627          507        2,024            -       26,158
                                                 83,773        2,645        7,729            -       94,147

The Corporation considers the performance of the loan portfolio and its impact on the allowance for loan losses. For residential and consumer loan classes, the Corporation also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity. The following table presents the recorded investment in residential and consumer loans based on payment activity as of
March 31, 2011 and December 31, 2010:
                                   Consumer                              Residential Real Estate
                                                                                       one-to-four  Home
                        Direct      Indirect    Other      Construction  Multifamily   Family       Equity     Total
Performing              $ 2,266     $ 5,674     $   790    $   314       $16,011       $49,113      $27,768    $101,936
Nonperforming                 -          14           -          -             -           884          444       1,342
                        $ 2,266     $ 5,688     $   790    $   314       $16,011       $49,997      $28,212    $103,278



                                   Consumer                              Residential Real Estate
                                                                                       one-to-four  Home
                        Direct      Indirect    Other      Construction  Multifamily   Family       Equity     Total
Performing              $ 2,474     $ 6,390     $   989    $   301       $14,397       $46,420      $27,268    $ 98,239
Nonperforming                 -          11           -          -             -           784          498       1,293
                        $ 2,474     $ 6,401     $   989    $   301       $14,397       $47,204      $27,766    $ 99,532


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

The Company implemented a program in 2009 whereby it lends to its borrowers at a fixed rate with the loan agreement containing a two-way yield maintenance provision. The program has one participant as of March 31, 2011. If the borrower prepays the loan, the yield maintenance provision will result in a prepayment penalty or benefit depending on the interest rate environment at the time of the prepayment. This provision represents an embedded derivative which is required to be bifurcated from the host loan contract. As a result of bifurcating the embedded derivative, the Company records the transaction with the borrower as a floating rate loan and a pay floating / receive fixed interest-rate swap. To offset the risk of the interest-rate swap with the borrower, the Company enters into an interest-rate swap with an outside counterparty that mirrors the terms of the interest-rate swap between the Company and the borrower. Both interest-rate swaps are carried as freestanding derivatives with their changes in fair value reported in current earnings. The interest-rate swaps are not designated as hedges. The change in the fair value of the interest-rate swap between the Company and its borrower was an decrease of $6 for the three months ended March 31, 2011, which was offset by an equal decrease in value during the three months ended March 31, 2011 on the interest-rate swap with an outside counterparty, with the result that there was no impact on income as of March 31, 2011.

Summary information about the interest-rate swaps not designated as hedges between the Company and its borrower as of March 31, 2011 is as follows:

Notional amount                                 $1,470
Weighted average receive rate                     5.33%
Weighted average pay rate                         3.30%
Weighted average maturity (years)                  2.7
Fair value of interest-rate swaps               $   41

Summary information about the interest-rate swaps between the Company and outside parties as of March 31, 2011 is as follows:

Notional amount                                 $1,470
Weighted average pay rate                         5.33%
Weighted average receive rate                     3.30%
Weighted average maturity (years)                  2.7
Fair value of interest-rate swaps               $  (41)

The fair value of the interest-rate swaps at March 31, 2011 is reflected in other assets and other liabilities with a corresponding offset to noninterest income.

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

On May 20, 2008, the Corporation granted options to purchase 58,000 shares of stock to directors and certain key officers, of which 46,000 remain outstanding at March 31, 2011. The exercise price of the options is $18.03 per share. The options vest in five equal installments over a five-year period and have a term of 10 years. None of these options have been exercised as of March 31, 2011.

On October 19, 2010, the Corporation granted options to purchase 43,000 shares of stock to directors and certain key officers, all of which remained outstanding at March 31, 2011. The exercise price of the options is $13.22 per share. The options vest in five equal installments over a five-year period and have a term of 10 years. None of these options have been exercised as of March 31, 2011.

A summary of the activity in the stock option plan for 2011 follows:
                                                                         Weighted
                                                                         Average
                                                             Average     Remaining     Aggregate
                                                             Exercise    Contractual   Intrinsic
                                                 Shares      Price       Term          Value
  Outstanding - January 1, 2011                  89,000      $ 15.71
  Granted                                             -         -
  Exercised                                           -         -
  Forfeited or expired                                -         -
  Outstanding - March 31, 2011                   89,000        15.71         8.3       $     -

  Fully expected to vest at March 31, 2011      (70,600)     $ 15.10         8.6       $     -

  Exercisable at March 31, 2011                  18,400      $ 18.03         7.2       $     -


The total compensation cost that has been charged against income for the plan was $10 and $4 for the quarters ended March 31, 2011 and 2010.
The total income tax benefit was $3 and $1 for the quarters ended
March 31, 2011 and 2010. As of March 31, 2011, there was $107 of total unrecognized compensation cost related to nonvested stock options granted under the Plan. The cost is expected to be recognized over a weighted-average period of 3.3 years.

Restricted Stock Awards

On January 3, 2011, the Company granted restricted stock awards for 3,744 shares of the Corporation`s common stock to certain directors in lieu of fees. The awards vested immediately and the compensation expense related to the awards of $50 was recorded in 2010. The fair value of the stock was determined using closing market price of the Corporation`s common stock on the date of the grant.

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

Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below:

                                                           Fair Value Measurements
                                                           at March 31, 2011 Using
                                               Quoted Prices in         Significant
                                               Active Markets           Other           Significant
                                               for Identical            Observable      Unobservable
                                               Assets                   Inputs          Inputs
                                               (Level 1)                (Level 2)       (Level 3)
Assets:
  Available for sale securities:
    U.S. Government and federal agency         $     -                  $  2,809        $     -
    State and municipal                              -                    46,376            300
    Corporate bonds and notes                        -                     1,512              -
    Mortgage-backed securities ~ residential         -                    82,004             19
    Equity securities                               29                         -              -
  Interest rate swaps                                -                        41              -


                                                           Fair Value Measurements
                                                           at March 31, 2011 Using
                                               Quoted Prices in         Significant
                                               Active Markets           Other           Significant
                                               for Identical            Observable      Unobservable
                                               Assets                   Inputs          Inputs
                                               (Level 1)                (Level 2)       (Level 3)
Liabilities:
  Interest rate swaps                          $     -                  $     41        $     -



                                                           Fair Value Measurements
                                                           at December 31, 2010 Using
                                               Quoted Prices in         Significant
                                               Active Markets           Other           Significant
                                               for Identical            Observable      Unobservable
                                               Assets                   Inputs          Inputs
                                               (Level 1)                (Level 2)       (Level 3)
Assets:
  Available for sale securities:
    U.S. Government and federal agency         $     -                  $  2,975        $     -
    State and municipal                              -                    44,705            300
    Corporate bonds and notes                        -                     1,516              -
    Mortgage-backed securities ~ residential         -                    88,507             20
    Equity securities                               10                         -              -
  Interest rate swaps                                -                        47              -


                                                           Fair Value Measurements
                                                           at December 31, 2010 Using
                                               Quoted Prices in         Significant
                                               Active Markets           Other           Significant
                                               for Identical            Observable      Unobservable
                                               Assets                   Inputs          Inputs
                                               (Level 1)                (Level 2)       (Level 3)
Liabilities:
  Interest rate swaps                          $     -                  $     47        $     -

Assets and Liabilities Measured on a Non-Recurring Basis

Assets and liabilities measured at fair value on a non-recurring basis are summarized below:
  						            Fair Value Measurements
                                                           at March 31, 2011 Using
                                               Quoted Prices in         Significant
                                               Active Markets           Other           Significant
                                               for Identical            Observable      Unobservable
                                               Assets                   Inputs          Inputs
                                               (Level 1)                (Level 2)       (Level 3)
Assets:
  Impaired loans                               $     -                  $     -         $ 2,921
  Other real estate owned                            -                        -             112


  						            Fair Value Measurements
                                                           at December 31, 2010 Using
                                               Quoted Prices in         Significant
                                               Active Markets           Other           Significant
                                               for Identical            Observable      Unobservable
                                               Assets                   Inputs          Inputs
                                               (Level 1)                (Level 2)       (Level 3)
Assets:
  Impaired loans                               $     -                  $     -         $ 3,116
  Other real estate owned                            -                        -              58


Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a principal amount of $3,184, with a valuation allowance of $263, resulting in no additional provision for loan loss in the three months ended March 31, 2011. Impaired loans had a principal amount of $3,385, with a valuation allowance of $269, resulting in an additional provision of $1,790 for loan loss in the year ended December 31, 2010.

Other real estate owned measured at fair value less costs to sell, had a net carrying amount of $112, which is made up of the outstanding balance of $187, net of a valuation allowance of $75 at March 31, 2011. There were no write-downs of other real estate owned for the quarter ended March 31, 2011 and the year ended December 31, 2010.

Carrying amount and estimated fair values of financial instruments at March 31, 2011 were as follows:

                                          For the three months ended
                                          Mar. 31,                   Dec. 31,
                                          2011                       2010
                                          Carrying     Fair          Carrying          Fair
                                          Amount       Value         Amount            Value
Financial assets
  Cash and cash equivalents               $  21,285    $  21,285     $  12,837         $  12,837
  Time deposits with other financial
    institutions                              3,729        3,729         5,697             5,697
  Securities available for sale             133,049      133,049       138,033           138,033
  Restricted equity securities                3,220           na         3,219                na
  Loans held for sale                           106          106             -                 -
  Loans, net                                193,610      194,522       190,685           192,372
  Accrued interest receivable                 1,512        1,512         1,270             1,270
  Interest rate swaps                            41           41            47                47

Financial liabilities
  Deposits                                $ 316,568    $ 317,219     $ 309,134         $ 309,908
  Short-term borrowings                       8,081        8,081         8,471             8,471
  Federal Home Loan Bank advances            12,000       12,280        15,000            15,337
  Accrued interest payable                      283          283           312               312
  Interest rate swaps                            41           41            47                47

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

Item 2. Management`s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING INFORMATION

This Form 10-Q contains forward-looking statements as referenced in the Private Securities Litigation Reform Act of 1995. Forward-looking statements are subject to many risks and uncertainties. When used herein, the terms `anticipates,` `plans,` `expects,` `believes,` and similar expressions as they relate to the Company or its management are intended to identify such forward looking statements. Actual results could differ materially from those indicated by the forward-looking statements.
Risks and uncertainties that could cause or contribute to differences include, changes in the regulatory environment, changes in business conditions and inflation, risks associated with credit quality and other factors discussed in the Company`s filings with the U.S.
Securities and Exchange Commission, including its Annual Report on
Form 10-K for the year ended December 31, 2010. The Company assumes no obligation to update any forward-looking statement.

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

OVERVIEW

Total assets increased to $379.0 million as of March 31, 2011, from $374.1 million at December 31, 2010.

Net income for the first three months of 2011 was $487 thousand compared to $293 thousand for the same period of 2010 or $0.22 and $0.13 basic and diluted per share, respectively. Net income was positively impacted by a decrease in the provision for loan losses and a gain on sale of a portion of five loans guaranteed by the Small Business Association (SBA), partially offset by an increase in noninterest expense.

Net interest income for the three month period ended March 31, 2011 decreased by 0.5% compared to the same period in 2010, despite a declining interest rate environment. The provision for loan losses decreased to $147 thousand for the three months ended March 31, 2011 compared to $507 thousand for the same period in 2010. The change in the provision was primarily related to an increase in the specific loss allocations of two adversely classified loans during the quarter ended March 31, 2010. Noninterest income for the first three months of 2011 increased $107 thousand compared to the same period in 2010, primarily related to the gain on sale of a portion of five loans guaranteed by the SBA.

Noninterest expense for the first three months of 2011 increased $217 thousand compared to the same period in 2010 due primarily to an increase in salaries and employee benefits, data processing and occupancy expense. Income tax expense was $49 thousand for the three months ended March 31, 2011 compared to $8 thousand for the same period in 2010.

Office of the Controller of the Currency (`OCC`) regulations requires banks to maintain certain minimum levels of regulatory capital. Additionally, the regulations establish a framework for the classification of banks into five categories: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. Generally, an institution is considered well-capitalized if it has a core (Tier 1) capital ratio of at least 5.0% (based on adjusted total assets); a core (Tier 1) risk-based capital ratio of a least 6.0%; and a total risk-based capital ratio of at least 10.0%. The Bank had capital ratios above the minimum to be well-capitalized at March 31, 2011 and December 31, 2010.

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

FINANCIAL CONDITION ~ MARCH 31, 2011, COMPARED TO DECEMBER 31, 2010

Balance Sheet

Cash and due from banks increased $8.4 million to $21.3 million at March 31, 2011.

Securities available for sale decreased $5.0 million due to maturities and repayments of $7.5 million and $1.1 million in sales, offset by the purchase of $3.2 million of securities. The net unrealized gains on securities increased to $3.5 million as of March 31, 2011 compared to $2.9 million net unrealized gains on securities as of December 31, 2010.

Loans increased $3.2 million during the first three months of 2011. The loan demand in the Bank`s primary market remains soft. However, the Bank continues to focus on enhancing it`s ability to originate commercial loans and improving demand for commercial loan products. The Bank is also concentrating on the expansion of our agricultural business and lending services.

Loans at March 31, 2011 and December 31, 2010 were as follows:



(dollars in thousands)
                                                Mar. 31,        Dec. 31,
                                                2011            2010
Real estate:
  Commercial and land development               $ 58,045        $ 58,047
  One-to-four family                              50,075          47,204
  Home equity                                     28,057          27,766
  Multifamily                                     16,058          14,397
Real estate construction:
  Commercial and land development                  6,834           9,942
  One-to-four family                                 319             301
Commercial                                        28,759          26,158
Consumer:
  Auto:
    Direct                                         2,265           2,474
    Indirect                                       5,543           6,401
  Other                                              791             989
                                                 196,746         193,679
Unearned and deferred income                        (416)           (409)
Allowance for loan losses                         (2,720)         (2,585)
                                                $193,610        $190,685

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

The allowance for loan losses to total loans outstanding was 1.38% as of March 31, 2011, which is an increase from 1.34% at December 31, 2010.
The provision for loan losses for the three months ended March 31, 2011 was $147 thousand, compared to $507 thousand for the same period in 2010. Net charge-offs were $12 thousand for the three months ended
March 31, 2011, compared to $19 thousand for the same period in 2010.

The ratio of non-performing loans to total loans was 2.49% ($4.9 million) for March 31, 2011 compared to 2.55% ($4.9 million) for December 31, 2010. Non-performing loans consist of loans that have been placed on non-accrual status and loans past due over 90 days and still accruing interest. Loans past due 30 through 89 days and still accruing decreased from $1.3 million as of December 31, 2010 to $910 thousand as of March 31, 2011.

Adversely classified assets at March 31, 2011 and December 31, 2010 were as follows:
                                          Mar. 31,                   Dec. 31,
                                          2011                       2010
                                                       Percent of                      Percent of
                                          Amount       total loans   Amount            total loans
(Dollar amounts in thousands)
Classified Loans:
  Special mention                         $  2,743     1.4%          $  2,667          1.4%
  Substandard                                9,331     4.7%             9,878          5.1%
  Doubtful                                       -     0.0%                 -          0.0%
  Loss                                           -     0.0%                 -          0.0%
    Total classified loans                  12,074     6.1%            12,545          6.5%
  Other classified assets                      112     0.1%                58          0.0%
    Total classified assets               $ 12,186     6.2%            12,603          6.5%

Total classified loans decreased from $12.5 million at December 31, 2010 to $12.1 million at March 31, 2011. The Bank`s classification ratio was 29.8% and 32.0% as of March 31, 2011 and December 31, 2010. The classification ratio is calculated using total adversely classified assets (excluding special mention loans) divided by Tier 1 capital plus allowance for loan losses. Management believes the allowance for loan losses is adequate as of March 31, 2011.

Total deposits increased $7.4 million as of March 31, 2011 compared to December 31, 2010. Historically noninterest-bearing demand accounts have fluctuated based upon the liquidity needs of our customers.


Deposits at March 31, 2011 and December 31, 2010 were as follows:

(dollars in thousands)

                                          Mar. 31,         Dec. 31,
                                          2011             2010
Demand, noninterest-bearing               $  61,628        $  57,435
Demand, interest-bearing                    135,514          133,987
Savings                                      51,861           49,804
Time, $100,000 and over                      17,710           16,089
Time, other                                  49,855           51,819
                                          $ 316,568        $ 309,134

Shareholders` Equity

Total shareholders` equity increased $738 thousand to $39.7 million as of March 31, 2011 from $39.0 million as of December 31, 2010. Net income for the three months ended March 31, 2011 was $487 thousand, while dividends declared were $177 thousand. Accumulated other comprehensive income increased from $1.9 million on December 31, 2010 to $2.3 million as of March 31, 2011.

The Bank is subject to regulatory capital requirements. The following is a summary of the actual and required regulatory capital amounts and ratios. Management believes the capital position of the Bank remains strong.


(dollars in thousands)
                                                                               To Be Well Capitalized
                                                                               Under Prompt Corrective
                                        Actual             Adequacy Purposes   Action Provisions
                                        Amount   Ratio     Amount   Ratio      Amount   Ratio
March 31, 2011
Total capital to risk-weighted assets   $31,688  13.78%    $18,395  8.00%      $22,994  $10.00%
Tier 1 capital to risk-weighted assets   28,968  12.60%      9,197  4.00%       13,796    6.00%
Tier 1 capital to average assets         28,968   7.80%     14,857  4.00%       18,571    5.00%


                                                                               To Be Well Capitalized
                                                                               Under Prompt Corrective
                                        Actual             Adequacy Purposes   Action Provisions
                                        Amount   Ratio     Amount   Ratio      Amount   Ratio
December 31, 2010
Total capital to risk-weighted assets   $31,032  13.59%    $18,267  8.00%      $22,834  $10.00%
Tier 1 capital to risk-weighted assets   28,447  12.46%      9,134  4.00%       13,701    6.00%
Tier 1 capital to average assets         28,447   7.46%     15,261  4.00%       19,077    5.00%


Statements of Cash Flows

Net cash from operating activities for the first three months of 2011 was $344 thousand compared to $647 thousand for the same period of 2010. Net cash from investing activities for the first three months of 2011 was $4.2 million, compared to $10.2 million for the first three months of 2010. Net cash from financing activities was $3.9 million for the first three months of 2011 compared to $9.8 million for the first three months of 2010. The increase in cash and cash equivalents was $8.4 million during the first three months of 2011 primarily related to an increase in local governmental deposit accounts. Total cash and cash equivalents was $21.3 million as of March 31, 2011 compared to $12.8 million at December 31, 2010. The Company intends to use the excess liquidity to reduce the Company`s outstanding borrowings.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTH PERIODS ENDED March 31, 2011 and 2010

Net income for the first three months of 2011 was $487 thousand or $0.22 per basic and diluted earnings per share compared to $293 thousand or $0.13 per basic and diluted earnings per share for the same period in 2010. Net income was positively impacted by a decrease in the provision for loan losses and a gain on sale of a portion of five loans guaranteed by the SBA, partially offset by an increase in noninterest expense.

Annualized return on average equity (`ROAE`) and average assets (`ROAA`) for the first three months of 2011 were 5.02% and 0.52%, respectively, compared with 2.97% and 0.31% for the first three months of 2010.



                                                          Three months ended March 31,

(Dollars in thousands)
                                                      2011                                     2010
                                       Daily Average            Average          Daily Average            Average
                                       Balance        Interest  Yield/cost(1)    Balance        Interest  Yield/cost(1)
Assets
Interest earning assets:
  Securities:
    Taxable                            $ 92,658       $   739   3.28%            $100,990       $ 1,029   4.22%
    Nontaxable
      (tax equivalent basis) (2)         46,033           591   5.19%              28,416           409   5.94%
  Interest bearing deposits              22,773            28   0.49%              23,608            56   0.95%
  Net loans (including
    nonaccrual loans)                   191,319         2,518   5.26%             194,004         2,602   5.36%
Total interest-earning assets           352,783         3,876   4.39%             347,018         4,096   4.72%
All other assets                         26,231                                    25,633
Total assets                           $379,014                                  $372,651

Liabilities and Shareholders` Equity
Interest-bearing liabilities:
  Interest-bearing checking            $133,645       $   206   0.62%            $119,619       $   172   0.58%
  Savings                                50,826            20   0.16%              46,586            17   0.15%
  Time, $100,000 and over                17,645            59   1.34%              15,815            75   1.90%
  Time, other                            50,792           200   1.58%              56,743           305   2.15%
Federal Home Loan Bank advances          12,400            82   2.65%              25,967           261   4.02%
Short-term borrowings                     8,369            11   0.53%              12,772            16   0.50%
Total interest-bearing liabilities      273,677           578   0.84%             277,502           846   1.22%
Demand deposits                          63,592                                    52,337
Other liabilities                         2,395                                     3,440
Shareholders` equity                     39,350                                    39,372
Total liabilities and
  shareholders` equity                 $379,014                                  $372,651
Net interest income
  (tax equivalent basis) (2)                          $ 3,298                                   $ 3,250
Interest rate spread (3)                                        3.55%                                     3.50%
Net yield on interest-earning assets (4)                        3.74%                                     3.75%
Ratio of average interest-earning assets
  to average interest-bearing liabilities                     128.90%                                   125.05%

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


Interest and dividend income totaled $3.7 million, a decrease of $283 thousand for the three months ended March 31, 2011 compared to the same period in 2010. Adjusted on a fully tax-equivalent (`FTE`) basis the yield on earning assets in the first three months of 2011 was 4.39% compared to 4.72% in the first three months of 2010. The decrease in the yield on earning assets is primarily related to a lower yield on taxable and nontaxable securities.

Interest expense totaled $578 thousand, a decrease of $268 thousand or 31.7% for the three months ended March 31, 2011 as compared to the same period in 2010. The average cost for interest bearing liabilities was 0.84% for the first three months of 2011 compared to 1.22% for the same period in 2010.

The decrease of 38 basis points from the first three months of 2011 is the result of change in the average volume in the mix of interest bearing liabilities and declining interest rates. Most of the growth in interest-bearing liabilities has occurred in interest-bearing demand accounts. The cost of interest-bearing demand deposits is relatively low compared to other interest-bearing liabilities.

Net interest income decreased $15 thousand, or 0.5% for the three month period ended March 31, 2011 as compared to March 31, 2010. During the first three months of 2011, the interest rate spread on a FTE basis increased by 5 basis points when compared to the first three months of 2010.

Provision for loan losses totaled $147 thousand for the first three months of 2011 compared to $507 thousand for the same period in 2010. The higher than normal provision for loan losses during the quarter ended March 31, 2010 was primarily related to the deterioration of two loan relationships.

Non-performing loans were $4.9 million as of March 31, 2011, compared to $4.9 million as of December 31, 2010. Adversely classified loans decreased to $12.1 million at March 31, 2011 compared to $12.5 million as of December 31, 2010. Adversely classified loans are credits that Bank management has graded special mention, substandard and doubtful. Loans past due 30 through 89 days and still accruing decreased from $1.3 million as of December 31, 2010 to $910 thousand as of March 31, 2011.

Each quarter, management reviews the adequacy of the allowance for loan losses by reviewing the overall quality and risk profile of the Company`s loan portfolio, by reviewing specific problem credits and assessing the potential for losses based on expected cash flows or collateral values, by reviewing trends in problem loan levels, by updating loss history for the Company`s loans, by analyzing the growth and change in mix of the portfolio, and by analyzing economic trends that are believed to impact the Company`s borrowers. Management reviewed all of these factors and determined the allowance for loan losses was adequate as of March 31, 2011.

Noninterest income for the three months ended March 31, 2011 increased to $732 thousand or 17.1%, from $625 thousand for the same period in 2010. The change is primarily related to a $128 thousand gain on sale of the guaranteed portion of five SBA loans, partially offset by the decrease in net gains recorded on the sale of securities from $76 thousand in 2010 to $5 thousand in 2011.

Noninterest expense for the three months ended March 31, 2011 was $3.1 million, an increase of 7.4% from $2.9 million for the same period in 2010. The increase in salaries and employee benefits was primarily related to the opening of the retail banking office in Fairlawn, Ohio and the increase of office hours at all retail banking locations in the fourth quarter of 2010. There were also slight increases to data processing expense and net occupancy expense.

Income tax expense was $49 thousand for the three months ended
March 31, 2011 which represents an increase of $41 thousand compared to the same period in 2010. Higher pre-tax income, partially offset by an increase in interest income from tax-exempt securities for the three months ended March 31, 2011, compared to the same period in 2010, are the primary factors causing the increase in income tax expense.


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

March 31, 2011
Basis Point Change in Rates                     +300 bp     +200 bp     +100 bp     -100 bp     -200 bp     -300 bp
Increase (decrease) in EVE                      (13.0)%      (6.6)%      (2.0)%      (2.8)%          nm          nm

December 31, 2010

Basis Point Change in Rates                     +300 bp     +200 bp     +100 bp     -100 bp     -200 bp     -300 bp
Increase (decrease) in EVE                      (12.9)%     (6.8)%      (1.9)%      (4.3)%           nm          nm

nm - not meaningful

The Bank is in compliance with the interest rate risk policy limits related to EVE as of March 31, 2011 and December 31, 2010.

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


March 31, 2011
Basis Point Change in Rates                     +300 bp     +200 bp     +100 bp     -100 bp     -200 bp     -300 bp
Increase (decrease) in EVE                        1.6%        1.2%        0.6%      (1.0)%           nm          nm

December 31, 2010

Basis Point Change in Rates                     +300 bp     +200 bp     +100 bp     -100 bp     -200 bp     -300 bp
Increase (decrease) in EVE                      (0.7)%      (0.4)%      (0.3)%      (1.4)%           nm          nm

nm - not meaningful

The Bank is in compliance with the interest rate risk policy limits related to EAR as of March 31, 2011 and December 31, 2010.

Item 4T. Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company`s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company`s disclosure controls and procedures as of March 31. 2011, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company`s disclosure controls and procedures were, to the best of their knowledge, effective as of March 31, 2011, in timely alerting them to material information relating to the Company (including its consolidated subsidiary) required to be included in the Company`s periodic SEC filings.

There were no changes in the Company`s internal controls over financial reporting during the three months ended March 31, 2011 that materially affected or are reasonably likely to materially affect the Company`s internal controls over financial reporting.

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


Exhibit No.                                                        If incorporated by Reference,
Under Reg.                                                         Documents with Which Exhibit
S-K, Item 601       Description of Exhibits                        Was Previously Filed with SEC
(3.1)               Amended Articles of Incorporation              Annual Report 10-K filed 3/26/04
                                                                   File No. 000-14773
(3.2)               Code of Regulations                            Annual Report 10-K filed 3/26/04
                                                                   File No. 000-14773
(10.1)              Directors Defined Benefit Plan                 Annual Report 10-K filed 3/29/01
                    Agreement                                      File No. 000-14773
(10.2)              Employment Agreement entered into              SpecialReport 8-K filed 12/7/06
                    By David C. Vernon and National
                    Bancshares and First National Bank
(10.3)              Special Separation Agreement of                Quarterly Report 10-Q filed
                    James R. VanSickle                             8/14/07 File No. 000-14473
(10.4)              Special Separation Agreement of                Quarterly Report 10-Q filed
                    Thomas R. Poe                                  10/29/10 File No. 000-14473
(10.5)              Special Separation Agreement of
                    Myron Filarski
(10.6)              Amendment to Employment Agreement              Annual Report 10-K filed 3/29/10
                    entered into by David C. Vernon                File No. 000-14773
                    and National Bancshares corporation and
                    First National Bank

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

National Bancshares Corporation

Date: May 6, 2011               /s/David C. Vernon
                                David C. Vernon, President and
                                Chief Executive Officer




Date: May 6, 2011               /s/James R. VanSickle
                                James R. VanSickle, Chief Financial Officer

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


Date: May 6, 2011


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


Date: May 6, 2011


/s/James R. VanSickle
James R. VanSickle, Chief Financial Officer

Exhibit 32


		SECTION 1350 CERTIFICATION OF QUARTERLY REPORT ON FORM 10-Q

				            OF

			      NATIONAL BANCSHARES CORPORATION

		       FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011

The undersigned are the President and Chief Financial Officer of National Bancshares Corporation (the `Registrant`). This Certification is made pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This
Certification accompanies the Quarterly Report on Form 10-Q of the Registrant for the quarterly period ended March 31, 2011.

We certify that such Quarterly Report on Form 10-Q fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in such 10-Q Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.


This Certification is executed as of May 6, 2011


                                  /s/ David C. Vernon
                                  David C. Vernon,
                                  President and
                                  Chief Executive Officer



                                  /s/ James R. VanSickle
                                  James R. VanSickle,
                                  Chief Financial Officer