Form 10-Q
period 2011-06-30
NATIONAL BANCSHARES CORP /OH/
filed 2011-08-10
CIK 790362

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
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
     Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company as defined in Rule 12b-2 of the Exchange Act. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
     Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of August 10, 2011.
Common Stock, Without Par Value: 2,213,269 shares Outstanding

NATIONAL BANCSHARES CORPORATION

Item 1. Financial Statements
NATIONAL BANCSHARES CORPORATION
CONSOLIDATED BALANCE SHEETS (Unaudited)

	June 30,	December 31,
(dollars in thousands)	2011	2010
ASSETS
Cash and due from banks	$31,694	$12,837
Time deposits with other financial institutions	1,232	5,697
Securities available for sale	135,926	138,033
Restricted equity securities	3,220	3,219
Loans, net of allowance for loan losses:
June 30, 2011 — $2,881; December 31, 2010 — $2,585	203,255	190,685
Premises and equipment, net	12,357	12,526
Goodwill	4,723	4,723
Identified intangible assets	64	107
Accrued interest receivable	1,337	1,270
Cash surrender value of life insurance	2,907	2,862
Other assets	2,072	2,137

Total assets	$398,787	$374,096

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Noninterest bearing	$71,567	$57,435
Interest bearing	264,961	251,699

Total deposits	336,528	309,134
Repurchase agreements	8,782	7,747
Federal Reserve Bank note account	357	724
Federal Home Loan Bank advances	9,000	15,000
Accrued interest payable	239	312
Accrued expenses and other liabilities	3,174	2,198

Total liabilities	358,080	335,115

SHAREHOLDERS’ EQUITY
Common stock, no par value; 6,000,000 shares authorized; 2,289,528 shares issued	11,447	11,447
Additional paid-in capital	4,795	4,775
Retained earnings	23,174	22,475
Treasury stock, at cost (79,811 and 83,555 shares)	(1,565)	(1,639)
Accumulated other comprehensive income	2,856	1,923

Total shareholders’ equity	40,707	38,981

Total liabilities and shareholders’ equity	$398,787	$374,096

See accompanying notes to consolidated financial statements.

NATIONAL BANCSHARES CORPORATION
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (Unaudited)

	Three months ended		Six months ended
(dollars in thousands, except per share data)	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Interest and dividend income
Loans, including fees	$2,654	$2,638	$5,172	$5,240
Securities:
Taxable	821	938	1,560	1,967
Nontaxable	394	293	784	564
Federal funds sold and other	23	51	51	107

Total interest and dividend income	3,892	3,920	7,567	7,878

Interest expense
Deposits	453	557	938	1,129
Short-term borrowings	10	13	21	26
Federal Home Loan Bank advances	59	249	141	510

Total interest expense	522	819	1,100	1,665

Net interest income	3,370	3,101	6,467	6,213
Provision for loan losses	150	615	297	1,122

Net interest income after provision for loan losses	3,220	2,486	6,170	5,091

Noninterest income
Checking account fees	269	272	535	534
Visa check card interchange fees	141	112	262	210
Deposit and miscellaneous service fees	80	80	155	163
Mortgage banking activities	40	50	77	101
Securities gains, net	46	—	51	76
Loss on other real estate owned	(38)	—	(38)	(11)
Gain on sale of SBA loans	—	—	128	—
Other	83	98	183	164

Total noninterest income	621	612	1,353	1,237

Noninterest expense
Salaries and employee benefits	1,455	1,357	2,949	2,735
Data processing	286	256	569	497
Net occupancy	378	304	745	598
FDIC assessment	94	145	230	266
Professional and consulting fees	176	210	326	392
Franchise tax	91	87	184	177
Maintenance and repairs	58	43	135	113
Amortization of intangibles	22	23	43	45
Telephone	62	58	121	116
Marketing	60	66	120	131
Director fees and pension	60	68	120	140
Software expense	66	50	120	93
Postage and supplies	72	75	146	155
Other	268	260	486	473

Total noninterest expense	3,148	3,002	6,294	5,931

Income before income tax expense	693	96	1,229	397
Income tax expense (benefit)	104	(62)	153	(54)

Net income	589	158	1,076	451
(Continued)

NATIONAL BANCSHARES CORPORATION
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (Unaudited)

	Three months ended		Six months ended
(Continued)	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Other comprehensive income:
Unrealized appreciation in fair value of securities available for sale, net of taxes of $(306), $(193), $(498) and $(524)	595	325	967	1,017
Reclassification adjustment for realized gains included in earnings, net of taxes of $16, $0, $17 and $26	(30)	—	(34)	(50)

Total other comprehensive income, net of taxes	565	325	933	967

Comprehensive income	$1,154	$483	$2,009	$1,418

Weighted average basic and diluted common shares outstanding	2,209,717	2,205,973	2,209,717	2,205,973

Basic and diluted earnings per common share	$0.27	$0.07	$0.49	$0.20

Dividends declared per common share	$0.08	$0.08	$0.16	$0.16

See accompanying notes to consolidated financial statements.

NATIONAL BANCSHARES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

	Six months ended,
	June 30,	June 30,
(dollars in thousands, except per share data)	2011	2010
Balance at beginning of period	$38,981	$38,903

Comprehensive income
Net income	1,076	451
Other comprehensive income	933	967

Total comprehensive income	2,009	1,418

Stock awards issued from Treasury Shares (3,744 shares)	50	—
Compensation expense under stock-based compensation plans	20	9

Cash dividends declared ($0.16 per share in 2011 and 2010)	(353)	(353)

Balance at end of period	$40,707	$39,977

See accompanying notes to consolidated financial statements.

NATIONAL BANCSHARES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six months ended
	June 30,	June 30,
(dollars in thousands, except per share data)	2011	2010
Net cash from operating activities	$2,739	$1,958

Cash flows from investing activities
Proceeds from time deposits with other financial institutions	4,465	4,136
Securities available for sale
Proceeds from maturities and repayments	17,386	19,463
Proceeds from sales	2,395	1,988
Purchases	(16,821)	(21,732)
Purchases of property and equipment	(284)	(2,402)
Proceeds from the sale of other real estate owned	54	35
Proceeds from the sale of an impaired loan	—	930
Proceeds from the sale of loans guaranteed by SBA	1,841	—
Purchase of loans	—	(1,184)
Net change in loans	(14,628)	1,938

Net cash from investing activities	(5,592)	3,172

Cash flows from financing activities
Net change in deposits	27,394	17,707
Net change in short-term borrowings	668	(2,633)
Repayments of Federal Home Loan Bank advances	(6,000)	(2,000)
Dividends paid	(352)	(353)

Net cash from financing activities	21,710	12,721

Net change in cash and cash equivalents	18,857	17,851

Beginning cash and cash equivalents	12,837	8,124

Ending cash and cash equivalents	$31,694	$25,975

Supplemental Disclosures
Cash paid for interest	$1,173	$1,705
Cash paid for income taxes	$60	$470
Supplemental noncash disclosures:
Transfer from loans to other real estate owned	$54	$41
Issuance of stock awards	$50	$—
See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Note 1 — Basis of Presentation
(dollars in thousands)
Company Organization and Financial Presentation
The accompanying consolidated financial statements include the accounts of National Bancshares Corporation (the “Company”) and its wholly owned subsidiaries, First National Bank, Orrville, Ohio (the “Bank”) and NBOH Properties, LLC. The Bank has a minority interest in First Kropf Title, LLC. The Bank’s investment in First Kropf Title, LLC is immaterial to the consolidated financial statements. All significant intercompany transactions and balances have been eliminated.
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
The consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.
The consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q, but do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These statements should be read in conjunction with the consolidated financial statements and footnotes in the Company’s annual report on Form 10-K for the year ended December 31, 2010. The Company believes the disclosures are adequate to make the information presented not misleading; however, the results of operations and other data presented for the periods presented are not necessarily indicative of results to be expected for the entire fiscal year.
Use of Estimates
To prepare financial statements in conformity with U.S. generally accepted accounting principles, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and actual results could differ. The allowance for loan losses and fair values of financial instruments are particularly subject to change.
Cash Flows
Cash and cash equivalents include cash, deposits with other banks with original maturities under 90 days, and federal funds sold. Net cash flows are reported for customer loan and deposit transactions, repurchase agreements and other short-term borrowings.
Earnings Per Common Share
Earnings per common share is net income divided by the weighted average number of shares outstanding during the period. Diluted earnings per share includes the dilutive effect of additional potential common shares issuable under stock options. 88,000 and 48,400 stock options were not considered in computing diluted earnings per common share for the three and six month periods ending June 30, 2011 and 2010, respectively, because they were antidilutive.
Adoption of New Accounting Standards
In April 2011, the FASB amended existing guidance for assisting a creditor in determining whether a restructuring is a troubled debt restructuring. The amendments clarify the guidance for a creditor’s evaluation of whether it has granted a concession and whether a debtor is experiencing financial difficulties. With regard to determining whether a concession has been granted, the ASU clarifies that creditors are precluded from using the effective interest method to determine whether a concession has been granted. In the absence of using the effective interest method, a creditor must now focus on other considerations such as the value of the underlying collateral, evaluation of other collateral or guarantees, the debtor’s ability to access other funds at market rates, interest rate increases and whether the restructuring results in a delay in payment that is insignificant. This guidance is effective for interim and annual reporting periods beginning after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption. For purposes of measuring impairment on newly identified troubled debt restructurings, the amendments should be applied prospectively for the first interim or annual period beginning on or after June 15, 2011.

Note 2 — Securities
(dollars in thousands)
Securities consist of the following at June 30, 2011 and December 31, 2010:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
June 30, 2011
U.S. Government and federal agency	$2,689	$28	$—	$2,717
State and municipal	46,329	1,527	(114)	47,742
Corporate bonds and notes	500	9	—	509
Mortgage-backed: residential	82,057	2,878	(20)	84,915
Equity securities	23	20	—	43

Total	$131,598	$4,462	$(134)	$135,926

December 31, 2010
U.S. Government and federal agency	$2,954	$21	$—	$2,975
State and municipal	44,656	833	(484)	45,005
Corporate bonds and notes	1,487	29	—	1,516
Mortgage-backed: residential	86,001	2,766	(240)	88,527
Equity securities	23	—	(13)	10

Total	$135,121	$3,649	$(737)	$138,033

	For the six months ended
	June 30,	June 30,
	2011	2010
Sales of available for sale securities were as follows:
Proceeds	$2,395	$1,988
Gross gains	51	76
Gross losses	—	—

	For the three months ended
	June 30,	June 30,
	2011	2010
Sales of available for sale securities were as follows:
Proceeds	$1,281	$—
Gross gains	46	—
Gross losses	—	—
The tax provision related to net realized gains and losses for the six months ended June 30, 2011 and 2010 was $17 and $26. The tax provision related to net realized gains and losses was $16 for the three months ended June 30, 2011.
The fair value of securities at June 30, 2011 by contractual maturity were as follows. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

	Amortized Cost	Fair Value
Due in one year or less	$3,709	$3,720
Due from one to five years	5,714	5,931
Due from five to ten years	17,346	18,170
Due after ten years	22,749	23,147
Mortgage-backed: residential	82,057	84,915
Equity securities	23	43

Total	$131,598	$135,926

Securities pledged at June 30, 2011 and December 31, 2010 had a fair value of $65,629 and $58,827 and were pledged to secure public deposits and repurchase agreements.
At June 30, 2011 and December 31, 2010, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of shareholders’ equity.

Securities with unrealized losses at June 30, 2011 and December 31, 2010, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
June 30, 2011	Value	Loss	Value	Loss	Value	Loss
State and municipal	$6,067	$(114)	$—	$—	$6,067	$(114)
Mortgage-backed: residential	3,950	(20)	—	—	3,950	(20)

Total temporarily impaired	$10,017	$(134)	$—	$—	$10,017	$(134)

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2010	Value	Loss	Value	Loss	Value	Loss
State and municipal	$18,125	$(484)	$—	$—	$18,125	$(484)
Mortgage-backed: residential	17,067	(240)	—	—	17,067	(240)
Equity securities	—	—	10	(13)	10	(13)

Total temporarily impaired	$35,192	$(724)	$10	$(13)	$35,202	$(737)

Management believes the unrealized losses of securities as of June 30, 2011 are the result of fluctuations in interest rates and do not reflect deterioration in the credit quality of the securities. Accordingly management considers these unrealized losses to be temporary in nature. The Company does not have the intent to sell and does not believe it is more likely than not the Company will be required to sell these securities before their recovery. The fair value of debt securities is expected to recover as the securities approach their maturity date.

Note 3 — Loans and Allowance for Loan Losses
(dollars in thousands)
The following table presents the activity in the allowance for loan losses by portfolio segment for the three months ended June 30, 2011 and 2010:

								Three Months
								Ended
		Commercial	Residential	Home				June 30, 2010
	Commercial	Real Estate	Real Estate	Equity	Consumer	Unallocated	Total	Total
Beginning balance	$494	$1,270	$789	$100	$62	$5	$2,720	$3,394
Provision for loan losses	115	62	9	(25)	(8)	(3)	150	615
Loans charged-off	—	—	(24)	—	(5)	—	(29)	(1,461)
Recoveries	25	—	1	—	14	—	40	12

Ending balance	$634	$1,332	$775	$75	$63	$2	$2,881	$2,560

The following table presents the activity in the allowance for loan losses by portfolio segment for the six months ended June 30, 2011 and 2010:

								Six Months
								Ended
		Commercial	Residential	Home				June 30, 2010
	Commercial	Real Estate	Real Estate	Equity	Consumer	Unallocated	Total	Total
Beginning balance	$460	$1,267	$675	$100	$53	$30	$2,585	$2,906
Provision for loan losses	149	65	126	(26)	11	(28)	297	1,122
Loans charged-off	—	—	(27)	—	(17)	—	(44)	(1,482)
Recoveries	25	—	1	1	16	—	43	14

Ending balance	$634	$1,332	$775	$75	$63	$2	$2,881	$2,560

The recorded investment in loans includes the principal balance outstanding, net of unearned and deferred income and including accrued interest receivable. The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of June 30, 2011 and December 31, 2010:

		Commercial	Residential	Home
	Commercial	Real Estate	Real Estate	Equity	Consumer	Unallocated	Total
June 30, 2011
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$101	$183	$235	$—	$—	$—	$519
Collectively evaluated for impairment	547	1,092	569	88	64	2	2,362

Total ending allowance balance	$648	$1,275	$804	$88	$64	$2	$2,881

Recorded investment in loans:
Loans individually evaluated for impairment	$599	$2,677	$1,123	$—	$—	$—	$4,399
Loans collectively evaluated for impairment	32,761	64,029	68,221	29,360	7,847	—	202,218

Total ending loans balance	$33,360	$66,706	$69,344	$29,360	$7,847	$—	$206,617

December 31, 2010
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$—	$30	$239	$—	$—	$—	$269
Collectively evaluated for impairment	460	1,237	436	100	53	30	2,316

Total ending allowance balance	$460	$1,267	$675	$100	$53	$30	$2,585

Recorded investment in loans:
Loans individually evaluated for impairment	$662	$2,881	$1,149	$—	$—	$—	$4,692
Loans collectively evaluated for impairment	25,539	65,035	60,609	27,914	10,049	—	189,146

Total ending loans balance	$26,201	$67,916	$61,758	$27,914	$10,049	$—	$193,838

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
The following table presents loans individually evaluated for impairment by class of loans as of June 30, 2011 and December 31, 2010:

	Unpaid		Allowance for	Average
	Principal	Recorded	Loan Losses	Recorded
	Balance	Investment	Allocated	Investment
June 30, 2011
With no related allowance recorded:
Real estate:
Commercial and land development	$426	$426	$—	$561
One-to-four family	49	49	—	50
Real estate construction:
Commercial and land development	1,287	1,287	—	1,940
Commercial	31	31	—	45
With an allowance recorded:
Real estate:
Commercial and land development	962	962	183	965
One-to-four family	1,074	1,074	235	1,081
Real estate construction:
Commercial and land development	—	—	—	—
Commercial	568	568	101	461

	$4,399	$4,399	$519	$5,103

	Unpaid		Allowance for
	Principal	Recorded	Loan Losses
	Balance	Investment	Allocated
December 31, 2010
With no related allowance recorded:
Real estate:
Commercial and land development	$1,258	$1,258	$—
One-to-four family	52	52	—
Real estate construction:
One-to-four family	1,326	1,326	—
Commercial	662	662	—
With an allowance recorded:
Real estate:
Commercial and land development	99	99	10
One-to-four family	1,097	1,097	239
Multifamily	—	—	—
Real estate construction:
Commercial and land development	198	198	20

	$4,692	$4,692	$269

Nonaccrual loans and loans past due 90 days still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

The following table presents the recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans as of June 30, 2011 and December 31, 2010:

	June 30, 2011		December 31, 2010
		Loans Past Due		Loans Past Due
		Over 90 Days		Over 90 Days
	Nonaccrual	Still Accruing	Nonaccrual	Still Accruing
Real estate:
Commercial and land development	$1,388	$—	$1,358	$—
One-to-four family	450	41	448	360
Home equity	382	21	382	116
Real estate construction:
Commercial and land development	1,289	387	1,524	—
Commercial	599	—	661	—
Consumer:
Auto:
Indirect	—	—	—	11

	$4,108	$449	$4,373	$487

The following table presents the aging of the recorded investment in past due loans as of June 30, 2011 by class of loans:

	30 - 59	60 - 89	Greater Than
	Days	Days	90 Days	Total	Loans Not
	Past Due(1)	Past Due(2)	Past Due(3)	Past Due	Past Due(4)	Total
Real estate:
Commercial and land development	$—	$—	$1,124	$1,124	$59,027	$60,151
One-to-four family	742	307	442	1,491	50,084	51,575
Home equity	123	—	403	526	28,834	29,360
Multifamily	—	—	—	—	17,356	17,356
Real estate construction:
Commercial and land development	893	—	782	1,675	4,880	6,555
One-to-four family	—	—	—	—	413	413
Commercial	—	—	577	577	32,783	33,360
Consumer:
Auto:
Direct	—	—	—	—	2,193	2,193
Indirect	35	—	—	35	4,757	4,792
Other	4	—	—	4	858	862

	$1,797	$307	$3,328	$5,432	$201,185	$206,617

(1)	Includes $893 of loans on nonaccrual status.

(2)	Includes $26 of loans on nonaccrual status.

(3)	All loans are nonaccrual status except for $449 of loans past due over 90 days still on accrual.

(4)	Includes $310 of loans on nonaccrual status.

The following table presents the aging of the recorded investment in past due loans as of December 31, 2010 by class of loans:

	30 - 59	60 - 89	Greater Than
	Days	Days	90 Days	Total	Loans Not
	Past Due(1)	Past Due(2)	Past Due(3)	Past Due	Past Due(4)	Total
Real estate:
Commercial and land development	$—	$165	$1,076	$1,241	$56,726	$57,967
One-to-four family	769	167	784	1,720	45,394	47,114
Home equity	2	45	498	545	27,369	27,914
Multifamily	—	—	—	—	14,353	14,353
Real estate construction:
Commercial and land development	930	396	198	1,524	8,425	9,949
One-to-four family	—	—	—	—	291	291
Commercial	—	22	661	683	25,518	26,201
Consumer:
Auto:
Direct	22	—	—	22	2,453	2,475
Indirect	52	—	11	63	6,524	6,587
Other	9	—	—	9	978	987

	$1,784	$795	$3,228	$5,807	$188,031	$193,838

(1)	Includes $854 of loans on nonaccrual status.

(2)	Includes $399 of loans on nonaccrual status.

(3)	All loans are nonaccrual status except for $487 of loans past due over 90 days still on accrual.

(4)	Includes $379 of loans on nonaccrual status.
Troubled Debt Restructuring
The Company has $1,860 of loans individually evaluated for impairment whose loan terms have been modified in troubled debt restructurings as of June 30, 2011. $250 of specific reserve has been allocated for these loans. The Company has not committed to lend any additional amounts as of June 30, 2011 to customers with outstanding loans that are classified as troubled debt restructurings. There were $1,876 of loans whose terms have been modified in troubled debt restructurings as of December 31, 2010. No specific reserve has been allocated for these loans.
Credit Quality Indicators
The Corporation categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information, and current economic trends and other information specific to each borrower. The Corporation analyzes loans individually by classifying the loans as to credit risk. This analysis includes non-homogeneous loans, such as commercial and commercial real estate loans. This analysis is performed on an annual basis or more frequently if management becomes aware of information affecting a borrower’s ability to fulfill its obligation. The Corporation uses the following definitions for risk ratings:
Special Mention
Loans classified as special mention have a potential weakness that deserves management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or of the institution’s credit position at some future date.
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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans. As of June 30, 2011 and December 31, 2010, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

		Special
June 30, 2011	Pass	Mention	Substandard	Doubtful	Total
Real estate:
Commercial and land development	$56,410	$273	$3,468	$—	$60,151
Real estate construction:
Commercial and land development	3,007	1,987	1,561	—	6,555
Commercial	30,707	846	1,807	—	33,360

	$90,124	$3,106	$6,836	$—	$100,066

		Special
December 31, 2010	Pass	Mention	Substandard	Doubtful	Total
Real estate:
Commercial and land development	$53,714	$350	$3,903	$—	$57,967
Real estate construction:
Commercial and land development	6,359	1,788	1,802	—	9,949
Commercial	23,670	507	2,024	—	26,201

	$83,743	$2,645	$7,729	$—	$94,117

The Corporation considers the performance of the loan portfolio and its impact on the allowance for loan losses. For residential and consumer loan classes, the Corporation also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity. The following table presents the recorded investment in residential and consumer loans based on payment activity as of June 30, 2011 and December 31, 2010:

		Consumer			Residential Real Estate
						One-to-four	Home
June 30, 2011	Direct	Indirect	Other	Construction	Multifamily	Family	Equity	Total
Performing	$2,193	$4,792	$862	$413	$17,356	$51,133	$28,957	$105,706
Nonperforming	—	—	—	—	—	442	403	845

	$2,193	$4,792	$862	$413	$17,356	$51,575	$29,360	$106,551

		Consumer			Residential Real Estate
						One-to-four	Home
Dec. 31, 2010	Direct	Indirect	Other	Construction	Multifamily	Family	Equity	Total
Performing	$2,475	$6,576	$987	$291	$14,353	$46,330	$27,416	$98,428
Nonperforming	—	11	—	—	—	784	498	1,293

	$2,475	$6,587	$987	$291	$14,353	$47,114	$27,914	$99,721

Note 4 — Interest-Rate Swaps
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
The Company implemented a program in 2009 whereby it lends to its borrowers at a fixed rate with the loan agreement containing a two-way yield maintenance provision. The program has one participant as of June 30, 2011. If the borrower prepays the loan, the yield maintenance provision will result in a prepayment penalty or benefit depending on the interest rate environment at the time of the prepayment. This provision represents an embedded derivative which is required to be bifurcated from the host loan contract. As a result of bifurcating the embedded derivative, the Company records the transaction with the borrower as a floating rate loan and a pay floating / receive fixed interest-rate swap. To offset the risk of the interest-rate swap with the borrower, the Company enters into an interest-rate swap with an outside counterparty that mirrors the terms of the interest-rate swap between the Company and the borrower. Both interest-rate swaps are carried as freestanding derivatives with their changes in fair value reported in current earnings. The interest-rate swaps are not designated as hedges. The change in the fair value of the interest-rate swap between the Company and its borrower was an increase of $6 for the six months ended June 30, 2011, which was offset by an equal decrease in value during the six months ended June 30, 2011 on the interest-rate swap with an outside counterparty, with the result that there was no impact on income as of June 30, 2011.
Summary information about the interest-rate swaps not designated as hedges between the Company and its borrower as of June 30, 2011 is as follows:

Notional amount	$1,470
Weighted average receive rate	5.33%
Weighted average pay rate	3.30%
Weighted average maturity (years)	2.5
Fair value of interest-rate swaps	$53
Summary information about the interest-rate swaps between the Company and outside parties as of June 30, 2011 is as follows:

Notional amount	$1,470
Weighted average pay rate	5.33%
Weighted average receive rate	3.30%
Weighted average maturity (years)	2.5
Fair value of interest-rate swaps	$(53)
The fair value of the interest-rate swaps at June 30, 2011 is reflected in other assets and other liabilities with a corresponding offset to noninterest income.
Note 5 — Stock-Based Compensation
(dollars in thousands, except per share information)
The Corporation’s 2008 Equity Incentive Plan (“the Plan”), which is shareholder-approved, permits the grant of stock options or restricted stock awards, to its officers, employees, consultants and non-employee directors for up to 223,448 shares of common stock.
Option awards are granted with an exercise price equal to the fair value of the Corporation’s common stock at the date of grant; those option awards have vesting periods determined by the Corporation’s compensation committee and have terms that shall not exceed 10 years.
On May 20, 2008, the Corporation granted options to purchase 58,000 shares of stock to directors and certain key officers, of which 45,000 remain outstanding at June 30, 2011. The exercise price of the options is $18.03 per share. The options vest in five equal installments over a five-year period and have a term of 10 years. None of these options have been exercised as of June 30, 2011.
On October 19, 2010, the Corporation granted options to purchase 43,000 shares of stock to directors and certain key officers, all of which remained outstanding at June 30, 2011. The exercise price of the options is $13.22 per share. The options vest in five equal installments over a five-year period and have a term of 10 years. None of these options have been exercised as of June 30, 2011.
A summary of the activity in the stock option plan for 2011 follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Outstanding — January 1, 2011	89,000	$15.71
Granted	—	—
Exercised	—	—
Forfeited or expired	(1,000)	18.03

Outstanding — June 30, 2011	88,000	$15.71	8.1	$—

Fully Expected to Vest at June 30, 2011	(61,000)	$15.10	8.6	$—

Exercisable at June 30, 2011	27,000	$18.03	6.9	$—

The total compensation cost that has been charged against income for the plan was $20 and $9 for the six month periods ended June 30, 2011 and 2010 and $10 and $5 for the quarters ended June 30, 2011 and 2010. The total income tax benefit was $3 and $2 for the quarters ended June 30, 2011 and 2010 and $7 and $3 for the six month periods ended June 30, 2011 and 2010. As of June 30, 2011, there was $89 of total unrecognized compensation cost related to nonvested stock options granted under the Plan. The cost is expected to be recognized over a weighted-average period of 3.1 years.
Restricted Stock Awards
On January 3, 2011, the Company granted restricted stock awards for 3,744 shares of the Corporation’s common stock to certain directors in lieu of cash payment of fees. The awards vested immediately and the compensation expense related to the awards of $50 was recorded in 2010. The fair value of the stock was determined using closing market price of the Corporation’s common stock on the date of the grant.
Note 6 — Fair Value
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
Level 3: Significant unobservable inputs that reflect a reporting entity’s own assumptions about the assumptions that market participants would use in pricing an asset or liability.
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

	Fair Value Measurements
	at June 30, 2011 Using
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Assets:
Available for sale securities:
U.S. Government and federal agency	$—	$2,717	$—
State and municipal	—	47,742	—
Corporate bonds and notes	—	509	—
Mortgage-backed securities — residential	—	84,897	18
Equity securities	43	—	—
Interest rate swaps	—	53	—

Fair Value Measurements
at June 30, 2011 Using
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Liabilities:
Interest rate swaps	$—	$53	$—

	Fair Value Measurements
	at December 31, 2010 Using
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Assets:
Available for sale securities:
U.S. Government and federal agency	$—	$2,975	$—
State and municipal	—	44,705	300
Corporate bonds and notes	—	1,516	—
Mortgage-backed securities — residential	—	88,507	20
Equity securities	10	—	—
Interest rate swaps	—	47	—

Fair Value Measurements
at December 31, 2010 Using
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Liabilities:
Interest rate swaps	$—	$47	$—

Assets and Liabilities Measured on a Non-Recurring Basis
Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

	Fair Value Measurements
	at June 30, 2011 Using
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Assets:
Impaired loans
Commercial	$—	$—	$466
Commercial real estate	—	—	2,014
Other real estate owned	—	—	20

Fair Value Measurements
at December 31, 2010 Using
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Assets:
Impaired loans	$—	$—	$3,116
Other real estate owned	—	—	58
Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a principal amount of $2,999, with a valuation allowance of $519, resulting in an additional provision for loan loss of $250 in the six months ended June 30, 2011. Impaired loans had a principal amount of $3,385, with a valuation allowance of $269, resulting in an additional provision of $1,790 for loan loss in the year ended December 31, 2010.
Other real estate owned measured at fair value less costs to sell, had a net carrying amount of $20, which is made up of the outstanding balance of $133, net of a valuation allowance of $113 at June 30, 2011. There was a $38 write-down of other real estate for the quarter ended June 30, 2011. There were no write-downs of other real estate owned for the quarter or year to date ended June 30, 2010.
Carrying amount and estimated fair values of financial instruments at June 30, 2011 were as follows:

	June 30,		December 31,
	2011		2010
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets
Cash and cash equivalents	$31,694	$31,694	$12,837	$12,837
Time deposits with other financial institutions	1,232	1,232	5,697	5,697
Securities available for sale	135,926	135,926	138,033	138,033
Restricted equity securities	3,220	na	3,219	na
Loans, net	203,255	204,428	190,685	192,372
Accrued interest receivable	1,337	1,337	1,270	1,270
Interest rate swaps	53	53	47	47

Financial liabilities
Deposits	$336,528	$337,367	$309,134	$309,908
Short-term borrowings	9,139	9,139	8,471	8,471
Federal Home Loan Bank advances	9,000	9,337	15,000	15,337
Accrued interest payable	239	239	312	312
Interest rate swaps	53	53	47	47
The methods and assumptions used to estimate fair value are described as follows:

Carrying amount is the estimated fair value for cash and cash equivalents, time deposits with other financial institutions, interest bearing deposits, accrued interest receivable and payable, demand deposits, short-term debt, and variable rate loans or deposits that reprice frequently and fully. Securities fair values are determined as previously described. For fixed rate loans or deposits and for variable rate loans or deposits with infrequent repricing or repricing limits, fair value is based on discounted cash flows using current market rates applied to the estimated life and credit risk. Fair value of debt is based on current rates for similar financing. It was not practicable to determine the fair value of restricted equity securities due to restrictions placed on its transferability. The fair value of off-balance-sheet items is not considered material.
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
GENERAL
The Company’s results of operations are dependent primarily on net interest income, provision for loan losses, noninterest income and its ability to control costs. Net interest income is the difference (“spread”) between the interest income earned on loans and securities and the cost of funds, consisting of interest paid on deposits, Federal Home Loan Bank advances and short-term funds. The interest rate spread is affected by regulatory, economic and competitive factors that influence interest rates, loan demand and deposit flows. The provision for loan losses is significantly affected by the relative strength or weakness of the local economy. The Company’s net income is also affected by, among other things, loan fee income, service charges, gains on securities and loans, operating expenses, FDIC assessment expense and franchise and income taxes. The Company’s operating expenses principally consist of employee compensation and benefits, occupancy and other general and administrative expenses. The Company’s results of operations are also significantly affected by general economic and competitive conditions, particularly changes in market interest rates, government policies and actions of regulatory authorities. Additionally, future changes in applicable laws, regulations or government policies may also materially impact the Company.
OVERVIEW
Total assets increased to $398.8 million as of June 30, 2011, from $374.1 million at December 31, 2010.
Net income for the first six months of 2011 was $1.1 million compared to $451 thousand for the same period of 2010 or $0.49 and $0.20 basic and diluted per share, respectively. Net income was positively impacted by an increase in net interest income, a decrease in the provision for loan losses and a gain on sale of a portion of five loans guaranteed by the Small Business Association (SBA), partially offset by an increase in noninterest expense.
Net interest income for the six month period ended June 30, 2011 increased $254 thousand, or 4.1%, compared to the same period in 2010, despite a declining interest rate environment. The provision for loan losses decreased to $297 thousand for the six months ended June 30, 2011 compared to $1,122 thousand for the same period in 2010. The change in the provision was primarily related to an increase in the specific loss allocations of two loans adversely classified during 2010. Noninterest income for the first six months of 2011 increased $116 thousand compared to the same period in 2010, primarily related to the gain on sale of a portion of five loans guaranteed by the SBA.
Noninterest expense for the first six months of 2011 increased $363 thousand compared to the same period in 2010 due primarily to an increase in salaries and employee benefits, data processing and occupancy expense. Income tax expense was $153 thousand for the six months ended June 30, 2011 compared to an income tax benefit of $54 thousand for the same period in 2010.
Office of the Controller of the Currency (“OCC”) regulations requires banks to maintain certain minimum levels of regulatory capital. Additionally, the regulations establish a framework for the classification of banks into five categories: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. Generally, an institution is considered well-capitalized if it has a core (Tier 1) capital ratio of at least 5.0% (based on adjusted total assets); a core (Tier 1) risk-based capital ratio of a least 6.0%; and a total risk-based capital ratio of at least 10.0%. The Bank had capital ratios above the minimum to be well-capitalized at June 30, 2011 and December 31, 2010.

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
FINANCIAL CONDITION — JUNE 30, 2011, COMPARED TO DECEMBER 31, 2010
Balance Sheet
Cash and due from banks increased $18.9 million to $31.7 million at June 30, 2011.
Securities available for sale decreased $2.1 million due primarily to maturities and repayments of $17.4 million and $2.4 million in sales, offset by the purchase of $16.8 million of securities. The net unrealized gains on securities increased to $4.3 million as of June 30, 2011 compared to $2.9 million net unrealized gains on securities as of December 31, 2010.
Loans increased $12.9 million during the first half of 2011. Loan growth has improved as a result of efforts made in the last three years to add experienced lenders and loan products that borrowers want and need. The commercial lending products now offered, along with knowledgeable lenders, have given the Bank the ability to offer a full range of lending products to our existing and potential customers. The Bank is also concentrating on the expansion of our agricultural business and lending services.
Loans at June 30, 2011 and December 31, 2010 were as follows:
(dollars in thousands)

	June 30,	December 31,
	2011	2010
Real estate:
Commercial and land development	$60,195	$58,047
One-to-four family	51,653	47,204
Home equity	29,183	27,766
Multifamily	17,403	14,397
Real estate construction:
Commercial and land development	6,547	9,942
One-to-four family	421	301
Commercial	33,273	26,158
Consumer:
Auto:
Direct	2,193	2,474
Indirect	4,791	6,401
Other	863	989

	206,522	193,679

Unearned and deferred income	(386)	(409)
Allowance for loan losses	(2,881)	(2,585)

Total	$203,255	$190,685

Allowance for loan losses is a valuation allowance for probable incurred credit losses. This account is increased by the provision for loan losses and decreased by charge-offs less recoveries. The allowance balance required is established using the following methodology:
•	All problem loans, impaired loans, past due loans and non-performing loans are closely monitored and analyzed by management on an ongoing basis. A classification rating is assigned to problem loans based on information about specific borrower situations and estimated collateral values. These loans are classified as either special mention, substandard, doubtful or loss.

•	Specific problem loans, past due loans or non-performing loans are identified and analyzed individually in an effort to determine the expected probable incurred loss on these specifically identified loans.

•	For problem loans that are not analyzed individually, a provision is established based on a historical migration analysis. The historical migration analysis identifies the percentage of problem loans that have been ultimately charged-off historically and over what time periods such loans have been charged off. Historical migration percentages are reviewed and adjusted by management to reflect various factors such as the growth and change in mix of the loan portfolio and by Comptroller of the Currency regulatory guidance. Non-individually analyzed loans are pooled and evaluated by loan type. The probable incurred loss on these pooled past due loans is estimated using historical loan loss experience.

•	National and local economic conditions and other factors are also considered in determining the adequacy of the allowance for loan losses.

•	A percentage of the allowance is allocated to specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged-off.

•	The allowance for loan losses is reviewed on a regular basis to determine the adequacy of the allowance.
The allowance for loan losses to total loans outstanding was 1.40% as of June 30, 2011, which is an increase from 1.34% at December 31, 2010. The provision for loan losses for the six months ended June 30, 2011 was $297 thousand, compared to $1,122 thousand for the same period in 2010. Net charge-offs were $1 thousand for the six months ended June 30, 2011, compared to $1.5 million for the same period in 2010.
The ratio of non-performing loans to total loans was 2.20% ($4.5 million) for June 30, 2011 compared to 2.55% ($4.9 million) for December 31, 2010. Non-performing loans consist of loans that have been placed on non-accrual status and loans past due over 90 days and still accruing interest. Loans past due 30 through 89 days and still accruing decreased from $1.3 million as of December 31, 2010 to $1.2 million as of June 30, 2011.
Adversely classified assets at June 30, 2011 and December 31, 2010 were as follows:
(dollars in thousands)

	June 30, 2011		December 31, 2010
		Percent of		Percent of
	Amount	total loans	Amount	total loans
Classified loans:
Special mention	$3,127	1.5%	$2,667	1.4%
Substandard	8,543	4.2%	9,878	5.1%
Doubtful	—	0.0%	—	0.0%
Loss	—	0.0%	—	0.0%

Total classified loans	11,670	5.7%	12,545	6.5%
Other real estate owned	20	0.0%	58	0.0%

Total classified assets	$11,690	5.7%	$12,603	6.5%

Total classified loans decreased from $12.5 million at December 31, 2010 to $11.7 million at June 30, 2011. The Bank’s classification ratio was 26.4% and 32.0% as of June 30, 2011 and December 31, 2010. The classification ratio is calculated using total adversely classified assets (excluding special mention loans) divided by Tier 1 capital plus allowance for loan losses. Management believes the allowance for loan losses is adequate as of June 30, 2011.
Total deposits increased $27.4 million as of June 30, 2011 compared to December 31, 2010. The increase is primarily attributed to growth in noninterest-bearing demand accounts and interest-bearing demand accounts. Historically noninterest-bearing demand accounts have fluctuated based upon the liquidity needs of our customers. The increase in interest-bearing demand accounts can be attributed to the Company’s success in marketing our “Platinum Checking” and “Reward Checking” accounts.
Deposits at June 30, 2011 and December 31, 2010 were as follows:
(dollars in thousands)

	June 30,	December 31,
	2011	2010
Demand, noninterest-bearing	$71,567	$57,435
Demand, interest-bearing	147,227	133,987
Savings	54,799	49,804
Time, $100,000 and over	16,355	16,089
Time, other	46,580	51,819

	$336,528	$309,134

Shareholders’ Equity
Total shareholders’ equity increased $1.7 million to $40.7 million as of June 30, 2011 from $39.0 million as of December 31, 2010. Net income for the six months ended June 30, 2011 was $1.1 million, while dividends declared were $353 thousand. Accumulated other comprehensive income increased from $1.9 million on December 31, 2010 to $2.9 million as of June 30, 2011.

The Bank is subject to regulatory capital requirements. The following is a summary of the actual and required regulatory capital amounts and ratios. Management believes the capital position of the Bank remains strong.
(dollars in thousands)

					To Be Well Capitalized
			For Capital		Under Prompt Corrective
June 30, 2011	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital to risk-weighted assets	$32,499	13.64%	$19,065	8.00%	$23,831	10.00%
Tier 1 capital to risk-weighted assets	29,618	12.43%	9,532	4.00%	14,298	6.00%
Tier 1 capital to average assets	29,618	7.76%	15,274	4.00%	19,092	5.00%

					To Be Well Capitalized
			For Capital		Under Prompt Corrective
December 31, 2010	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital to risk-weighted assets	$31,032	13.59%	$18,267	8.00%	$22,834	10.00%
Tier 1 capital to risk-weighted assets	28,447	12.46%	9,134	4.00%	13,701	6.00%
Tier 1 capital to average assets	28,447	7.46%	15,261	4.00%	19,077	5.00%
Statements of Cash Flows
Net cash from operating activities for the first six months of 2011 was $2.7 million compared to $2.0 million for the same period of 2010. Net cash from investing activities for the first six months of 2011 was $(5.6) million, compared to $3.2 million for the first six months of 2010. Net cash from financing activities was $21.7 million for the first six months of 2011 compared to $12.7 million for the first six months of 2010. The increase in cash and cash equivalents was $18.9 million during the first six months of 2011 primarily related to an increase in local governmental deposit accounts. Total cash and cash equivalents was $31.7 million as of June 30, 2011 compared to $12.8 million at December 31, 2010.

COMPARISON OF RESULTS OF OPERATIONS FOR THE SIX MONTH PERIODS ENDED
June 30, 2011 and 2010
Net income for the first six months of 2011 was $1.1 million or $0.49 per basic and diluted earnings per share compared to $451 thousand or $0.20 per basic and diluted earnings per share for the same period in 2010. Net income was positively impacted by an increase in net interest income, a decrease in the provision for loan losses and a gain on sale of a portion of five loans guaranteed by the SBA, partially offset by an increase in noninterest expense.
Annualized return on average equity (“ROAE”) and average assets (“ROAA”) for the first six months of 2011 were 5.45% and 0.56%, respectively, compared with 2.28% and 0.24% for the first six months of 2010.

	Six months ended June 30,
		2011			2010
	Daily Average		Average	Daily Average		Average
(dollars in thousands)	Balance	Interest	yield/cost (1)	Balance	Interest	yield/cost (1)
Assets
Interest earning assets:
Securities:
Taxable	$90,729	$1,560	3.54%	$100,131	$1,967	4.08%
Nontaxable (tax equivalent basis) (2)	47,137	1,188	5.09%	30,754	855	5.73%
Interest bearing deposits	24,990	51	0.41%	22,308	107	0.96%
Net loans (including nonaccrual loans)	195,203	5,172	5.30%	193,266	5,240	5.42%

Total interest-earning assets	358,059	7,971	4.45%	346,459	8,169	4.72%

All other assets	26,229			27,001

Total assets	$384,288			$373,460

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing checking	$137,157	404	0.59%	$118,609	341	0.57%
Savings	52,460	42	0.16%	47,705	37	0.16%
Time, $100,000 and over	17,654	114	1.29%	17,344	158	1.82%
Time, other	49,524	378	1.53%	56,995	593	2.08%
Federal Home Loan Bank advances	10,856	141	2.60%	25,481	510	4.00%
Short-term borrowings	8,691	21	0.48%	10,592	26	0.49%

Total interest-bearing liabilities	276,342	1,100	0.80%	276,726	1,665	1.20%

Demand deposits	65,401			53,890
Other liabilities	2,743			3,329
Shareholders’ equity	39,802			39,515

Total liabilities and shareholders’ equity	$384,288			$373,460

Net interest income (tax equivalent basis) (2)		$6,871			$6,504

Interest rate spread (3)			3.65%			3.52%
Net yield on interest-earning assets (4)			3.84%			3.75%
Ratio of average interest-earning assets to average interest-bearing liabilities			129.57%			125.20%

(1)	Average yields are computed using annualized interest income and expense for the periods.

(2)	Tax equivalence based on highest statutory rate of 34%.

(3)	Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.

(4)	Net yield on interest-earning assets represents net interest income as a percentage of average interest-earning assets.
Interest and dividend income totaled $7.6 million, a decrease of $311 thousand for the six months ended June 30, 2011 compared to the same period in 2010. Adjusted on a fully tax-equivalent (“FTE”) basis the yield on earning assets in the first six months of 2011 was 4.45% compared to 4.72% in the first six months of 2010. The decrease in the average yield on earning assets is primarily related to a lower average yield on taxable and nontaxable securities.

Interest expense totaled $1.1 million, a decrease of $565 thousand or 33.9% for the six months ended June 30, 2011 as compared to the same period in 2010. The average cost for interest bearing liabilities was 0.80% for the first six months of 2011 compared to 1.20% for the same period in 2010.
The decrease of 40 basis points from the first six months of 2011 is the result of change in the average volume in the mix of interest bearing liabilities and declining interest rates. The increase in interest-bearing liabilities is due primarily to growth in interest-bearing demand accounts and savings accounts. The cost of interest-bearing demand deposits and savings accounts is relatively low compared to other interest-bearing liabilities. The Company has repaid $16.0 million of high-cost FHLB advances since November of 2010.
Net interest income increased $254 thousand, or 4.1% for the six month period ended June 30, 2011 as compared to June 30, 2010. During the first six months of 2011, the interest rate spread on a FTE basis increased by 13 basis points when compared to the first six months of 2010.
Provision for loan losses totaled $297 thousand for the first six months of 2011 compared to $1.1 million for the same period in 2010. The change in the provision was primarily due to a decrease in general loss reserves, slightly offset by an increase in specific loss allocations.
Non-performing loans were $4.5 million as of June 30, 2011, compared to $4.9 million as of December 31, 2010. Adversely classified loans decreased to $11.7 million at June 30, 2011 compared to $12.5 million as of December 31, 2010. Adversely classified loans are credits that Bank management has graded special mention, substandard and doubtful. Loans past due 30 through 89 days and still accruing decreased from $1.3 million as of December 31, 2010 to $1.2 million as of June 30, 2011.
Each quarter, management reviews the adequacy of the allowance for loan losses by reviewing the overall quality and risk profile of the Company’s loan portfolio, by reviewing specific problem credits and assessing the potential for losses based on expected cash flows or collateral values, by reviewing trends in problem loan levels, by updating loss history for the Company’s loans, by analyzing the growth and change in mix of the portfolio, and by analyzing economic trends that are believed to impact the Company’s borrowers. Management reviewed all of these factors and determined the allowance for loan losses was adequate as of June 30, 2011.
Noninterest income for the six months ended June 30, 2011 increased to $1.4 million or 9.4%, from $1.2 million for the same period in 2010. The change is primarily related to a $128 thousand gain on sale of the guaranteed portion of five SBA loans.
Noninterest expense for the six months ended June 30, 2011 was $6.3 million, an increase of 6.1% from $5.9 million for the same period in 2010. The increase in salaries and employee benefits was primarily related to the opening of the retail banking office in Fairlawn, Ohio and the increase of office hours at all retail banking locations implemented during the fourth quarter of 2010. There were also slight increases to data processing expense and net occupancy expense.
Income tax expense was $153 thousand for the six months ended June 30, 2011 which represents an increase of $207 thousand compared to the same period in 2010. Higher pre-tax income, partially offset by an increase in interest income from tax-exempt securities are the primary factors causing the increase in income tax expense.
Quarters ended June 30, 2011 and June 30, 2010 income statement highlights:
•	Net interest income increased $269 thousand, compared to the same period in 2010. The change was driven by an increase in average earning assets and growth in low-cost core deposit funding.

•	Interest income decreased $28 thousand or 0.7%, related to a decrease in interest income from taxable securities, partially offset by an increase in interest income from loans and nontaxable securities.

•	Interest expense decreased $297 thousand or 36.3%, primarily related to a decrease in interest expense related to deposits and FHLB advances.

•	The provision for loan losses was $150 thousand in the quarter ended June 30, 2011 compared to $615 thousand for the same period in 2010. The provision for loan losses in 2010 was primarily related to an increase in the specific allocation for two loan relationships. $1.4 million of loan charge-offs were recorded for these two loan relationships during the second quarter of 2010

•	Securities gains were $46 thousand for the quarter ended June 30, 2011. No securities were sold during the quarter ended June 30, 2010.

•	Loss on other real estate owned was $38 thousand for the quarter ended June 30, 2011. A valuation allowance was recorded on the only property held by the Company as of June 30, 2011.

•	Salaries and benefits expense increased $98 thousand, primarily related to opening a retail banking office in Fairlawn, Ohio and an increase in office hours at all retail banking locations in December of 2010.

•	FDIC Assessment expense decreased from $145 thousand in the quarter ended June 30, 2010 to $94 thousand for the same period in 2011. A change in the methodology of calculating the FDIC assessment, effective April 1, 2011, was responsible for the decrease. The new methodology is based on the asset size of a bank, instead of the amount of customer deposits.

•	Occupancy expense increased $74 thousand, compared to the same period in 2010. The change was the result of improvement made to existing Bank facilities in late 2010 and the purchase of a building in Fairlawn, Ohio during the second quarter of 2010.

•	Income tax expense was $104 thousand for the three months ended June 30, 2011, an increase of $166 thousand compared to the same period in 2010. Higher pre-tax income, partially offset by an increase in interest income from tax-exempt securities, compared to the same period in 2010, is the primary cause of the increase.
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
June 30, 2011

Basis Point Change in Rates	+300 bp	+200bp	+100bp	-100bp	-200bp	-300bp

Increase (decrease) in EVE	(10.5)%	(4.9)%	(0.9)%	(4.3)%	nm	nm

December 31, 2010

Basis Point Change in Rates	+300 bp	+200bp	+100bp	-100bp	-200bp	-300bp

Increase (decrease) in EVE	(12.9)%	(6.8)%	(1.9)%	(4.3)%	nm	nm

nm — not meaningful
The Bank is in compliance with the interest rate risk policy limits related to EVE as of June 30, 2011 and December 31, 2010.
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
June 30, 2011

Basis Point Change in Rates	+300bp	+200bp	+100bp	-100bp	-200bp	-300bp

Increase (decrease) in Earnings	1.7%	1.3%	0.7%	(0.8)%	nm	nm

December 31, 2010

Basis Point Change in Rates	+300bp	+200bp	+100bp	-100bp	-200bp	-300bp

Increase (decrease) in Earnings	(0.7)%	(0.4)%	(0.3)%	(1.4)%	nm	nm

nm — not meaningful

The Bank is in compliance with the interest rate risk policy limits related to EAR as of June 30, 2011 and December 31, 2010.
Item 4T. Controls and Procedures
The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2011, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were, to the best of their knowledge, effective as of June 30, 2011, in timely alerting them to material information relating to the Company (including its consolidated subsidiary) required to be included in the Company’s periodic SEC filings.
There were no changes in the Company’s internal controls over financial reporting during the six months ended June 30, 2011 that materially affected or are reasonably likely to materially affect the Company’s internal controls over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings — None
Item 1A. Risk Factors — There have been no significant changes in the Company’s risk factors as outlined in the Company’s Form 10-K for the period ending December 31, 2010.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds — None
Item 3. Defaults Upon Senior Securities — None
Item 4. Removed and Reserved
Item 5. Other Information — None
Item 6. Exhibits

Exhibit No.		If incorporated by Reference,
Under Reg.		Documents with Which Exhibit
S-K, Item 601	Description of Exhibits	Was Previously Filed with SEC
(3.1)	Amended Articles of Incorporation	Annual Report 10-K filed 3/26/04 File No. 000-14773
(3.2)	Code of Regulations	Annual Report 10-K filed 3/26/04 File No. 000-14773
(10.1)	Directors Defined Benefit Plan Agreement	Annual Report 10-K filed 3/29/01 File No. 000-14773
(10.2)	Employment Agreement entered into by David C. Vernon and National Bancshares and First National Bank	Special Report 8-K filed 12/7/06
(10.3)	Special Separation Agreement of James R. VanSickle	Quarterly Report 10-Q filed 8/14/07 File No. 000-14473
(10.4)	Special Separation Agreement of Thomas R. Poe	Quarterly Report 10-Q filed 11/16/09 File No. 000-14473
(10.5)	Special Separation Agreement of Myron Filarski	Quarterly Report 10-Q filed 11/2/10 File No. 000-14473
(10.6)	Amendment to Employment Agreement entered into by David C. Vernon and National Bancshares Corporation and First National Bank	Annual Report 10-K filed 3/29/10 File No. 000-14773
(11)	Computation of Earnings per Share	See Consolidated Statements of Income and Comprehensive Income Page 4

(31.1)	Certification
(31.2)	Certification
(32)	Certification

Exhibit 101.1	Instance Document

Exhibit 101.2	Schema Document

Exhibit 101.3	Calculation Linkbase Document

Exhibit 101.4	Labels Linkbase Document

Exhibit 101.5	Presentation Linkbase Document

Exhibit 101.6	Definition Linkbase Document
No other exhibits are required to be filed herewith pursuant to Item 601 of Regulation S-K.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

National Bancshares Corporation
Date: August 10, 2011	/s/David C. Vernon
David C. Vernon, President and
Chief Executive Officer

Date: August 10, 2011	/s/James R. VanSickle
James R. VanSickle, Chief Financial Officer