Form 10-Q
period 2011-09-30
NATIONAL BANCSHARES CORP /OH/
filed 2011-11-10
CIK 790362

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-14773

NATIONAL BANCSHARES CORPORATION

exact name of registrant as specified in its charter

Ohio	34-1518564
State of incorporation	IRS Employer Identification No.

112 West Market Street, Orrville, Ohio 44667

Address of principal executive offices

Registrant’s telephone number: (330) 682-1010

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company as defined in Rule 12b-2 of the Exchange Act. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of November 10, 2011.

Common Stock, Without Par Value: 2,213,269 shares Outstanding

NATIONAL BANCSHARES CORPORATION

Item 1. Financial Statements

NATIONAL BANCSHARES CORPORATION

CONSOLIDATED BALANCE SHEETS (Unaudited)

(dollars in thousands)
	September 30, 2011	December 31, 2010
ASSETS
Cash and due from banks	$29,071	$12,837
Time deposits with other financial institutions	246	5,697
Securities available for sale	144,008	138,033
Restricted equity securities	3,220	3,219
Loans, net of allowance for loan losses:
September 30, 2011 - $3,034; December 31, 2010 - $2,585	207,096	190,685
Premises and equipment, net	12,192	12,526
Goodwill	4,723	4,723
Identified intangible assets	42	107
Accrued interest receivable	1,548	1,270
Cash surrender value of life insurance	2,929	2,862
Other assets	1,984	2,137

Total assets	$407,059	$374,096

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Noninterest bearing	$73,492	$57,435
Interest bearing	266,827	251,699

Total deposits	340,319	309,134
Repurchase agreements	10,071	7,747
Federal Reserve Bank note account	730	724
Federal Home Loan Bank advances	9,000	15,000
Accrued interest payable	229	312
Accrued expenses and other liabilities	4,495	2,198

Total liabilities	364,844	335,115

SHAREHOLDERS’ EQUITY
Common stock, no par value; 6,000,000 shares authorized; 2,289,528 shares issued	11,447	11,447
Additional paid-in capital	4,808	4,775
Retained earnings	23,737	22,475
Treasury stock, at cost (76,259 and 83,555 shares)	(1,495)	(1,639)
Accumulated other comprehensive income	3,718	1,923

Total shareholders’ equity	42,215	38,981

Total liabilities and shareholders’ equity	$407,059	$374,096

See accompanying notes to consolidated financial statements.

NATIONAL BANCSHARES CORPORATION

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (Unaudited)

(dollars in thousands, except per share data)
	Three months ended		Nine months ended
	Sept. 30, 2011	Sept. 30, 2010	Sept. 30, 2011	Sept. 30, 2010
Interest and dividend income
Loans, including fees	$2,729	$2,689	$7,901	$7,929
Securities:
Taxable	757	864	2,317	2,831
Nontaxable	408	313	1,192	877
Federal funds sold and other	26	53	77	160

Total interest and dividend income	3,920	3,919	11,487	11,797

Interest expense
Deposits	412	536	1,350	1,665
Short-term borrowings	12	11	33	37
Federal Home Loan Bank advances	57	252	198	762

Total interest expense	481	799	1,581	2,464

Net interest income	3,439	3,120	9,906	9,333
Provision for loan losses	150	228	447	1,350

Net interest income after provision for loan losses	3,289	2,892	9,459	7,983

Noninterest income
Checking account fees	273	288	808	822
Visa check card interchange fees	141	113	403	323
Deposit and miscellaneous service fees	84	88	239	251
Mortgage banking activities	68	91	145	192
Securities gains, net	122	540	173	616
Loss on other real estate owned	—	(13)	(38)	(24)
Gain on sale of SBA loans	43	—	171	—
Other	86	102	269	266

Total noninterest income	817	1,209	2,170	2,446

Noninterest expense
Salaries and employee benefits	1,521	1,380	4,470	4,115
Data processing	296	261	865	758
Net occupancy	368	319	1,113	917
FDIC assessment	72	132	302	398
Professional and consulting fees	171	178	497	570
Franchise tax	88	86	272	263
Maintenance and repairs	44	44	179	157
Amortization of intangibles	22	22	65	67
Telephone	62	60	183	176
Marketing	60	61	180	192
Director fees and pension	68	67	188	207
Software expense	65	60	185	153
Postage and supplies	67	65	213	220
Other	252	212	738	685

Total noninterest expense	3,156	2,947	9,450	8,878

Income before income tax expense	950	1,154	2,179	1,551
Income tax expense	188	288	341	234

Net income	762	866	1,838	1,317

(Continued)

NATIONAL BANCSHARES CORPORATION

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (Unaudited)

(Continued)	Three months ended		Nine months ended
	Sept. 30, 2011	Sept. 30, 2010	Sept. 30, 2011	Sept. 30, 2010
Other comprehensive income:
Unrealized appreciation in fair value of securities available for sale, net of taxes of $(482), $(140), $(983) and $(665)	943	272	1,909	1,290
Reclassification adjustment for realized gains included in earnings, net of taxes of $38, $184, $59 and $209	(81)	(356)	(114)	(407)

Total other comprehensive income, net of taxes	862	(84)	1,795	883

Comprehensive income	$1,624	$782	$3,633	$2,200

Weighted average basic and diluted common shares outstanding	2,213,269	2,205,973	2,210,914	2,205,973

Basic and diluted earnings per common share	$0.34	$0.39	$0.83	$0.60

Dividends declared per common share	$0.08	$0.08	$0.24	$0.24

See accompanying notes to consolidated financial statements.

NATIONAL BANCSHARES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

(dollars in thousands, except per share data)
	Nine months ended,
	Sept. 30, 2011	Sept. 30, 2010
Balance at beginning of period	$38,981	$38,903

Comprehensive income
Net income	1,838	1,317
Other comprehensive income	1,795	883

Total comprehensive income	3,633	2,200

Stock awards issued from Treasury Shares (7,296 shares)	98	—
Compensation expense under stock-based compensation plans	33	12

Cash dividends declared ($0.24 per share in 2011 and 2010)	(530)	(530)

Balance at end of period	$42,215	$40,585

See accompanying notes to consolidated financial statements.

NATIONAL BANCSHARES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(dollars in thousands, except per share data)
	Nine months ended
	Sept. 30, 2011	Sept. 30, 2010

Net cash from operating activities	$4,815	$2,932

Cash flows from investing activities
Purchases of time deposits with other financial institutions	—	(984)
Proceeds from time deposits with other financial institutions	5,451	5,377
Securities available for sale
Proceeds from maturities and repayments	25,382	26,742
Proceeds from sales	10,905	15,179
Purchases	(40,280)	(42,131)
Purchases of property and equipment	(356)	(3,479)
Proceeds from the sale of other real estate owned	54	63
Proceeds from the sale of an impaired loan	—	930
Proceeds from the sale of loans guaranteed by SBA	2,360	—
Purchase of loans	—	(1,184)
Net change in loans	(19,083)	(2,142)

Net cash from investing activities	(15,567)	(1,629)

Cash flows from financing activities
Net change in deposits	31,185	17,923
Net change in short-term borrowings	2,330	(3,015)
Repayments of Federal Home Loan Bank advances	(6,000)	(2,000)
Dividends paid	(529)	(530)

Net cash from financing activities	26,986	12,378

Net change in cash and cash equivalents	16,234	13,681

Beginning cash and cash equivalents	12,837	8,124

Ending cash and cash equivalents	$29,071	$21,805

Supplemental Disclosures
Cash paid for interest	$1,664	$2,541
Cash paid for income taxes	$265	$470
Supplemental noncash disclosures:
Transfer from loans to other real estate owned	$54	$91
Issuance of stock awards	$98	$—

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

Earnings Per Common Share

Earnings per common share is net income divided by the weighted average number of shares outstanding during the period. Diluted earnings per share includes the dilutive effect of additional potential common shares issuable under stock options. 88,000 and 46,000 stock options were not considered in computing diluted earnings per common share for the three and nine month periods ending September 30, 2011 and 2010, respectively, because they were antidilutive.

Adoption of New Accounting Standards

In April 2011, the FASB amended existing guidance for assisting a creditor in determining whether a restructuring is a troubled debt restructuring. The amendments clarify the guidance for a creditor’s evaluation of whether it has granted a concession and whether a debtor is experiencing financial difficulties. With regard to determining whether a concession has been granted, the ASU clarifies that creditors are precluded from using the effective interest method to determine whether a concession has been granted. In the absence of using the effective interest method, a creditor must now focus on other considerations such as the value of the underlying collateral, evaluation of other collateral or guarantees, the debtor’s ability to access other funds at market rates, interest rate increases and whether the restructuring results in a delay in payment that is insignificant. This guidance is effective for interim and annual reporting periods beginning after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption. For purposes of measuring impairment on newly identified troubled debt restructurings, the amendments should be applied prospectively for the first interim or annual period beginning on or after June 15, 2011. The adoption of this guidance has resulted in added disclosure in the Consolidated Financial Statements – See Note 3.

In May, 2011, the FASB issued an amendment to achieve common fair value measurement and disclosure requirements between U.S. and International accounting principles. Overall, the guidance is consistent with existing U.S. accounting principles; however, there are some amendments that change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. The amendments in this guidance are effective for interim and annual reporting periods beginning after December 15, 2011. The Company is currently evaluating the impact of this amendment on the consolidated financial statements.

In June 2011, the FASB amended existing guidance and eliminated the option to present the components of other comprehensive income as part of the statement of changes in shareholder’s equity. The amendment requires that comprehensive income be presented in either a single continuous statement or in two separate consecutive statements. The amendments in this guidance are effective as of the beginning of a fiscal reporting year, and interim periods within that year, that begins after December 15, 2011. Early adoption is permitted. The adoption of this amendment will have no impact on the consolidated financial statements as the current presentation of comprehensive income is in compliance with this amendment.

Note 2 – Securities

(dollars in thousands)

Securities consist of the following at September 30, 2011 and December 31, 2010:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2011
U.S. Government and federal agency	$2,564	$28	$—	$2,592
State and municipal	50,720	2,969	(12)	53,677
Corporate bonds and notes	500	3	—	503
Mortgage-backed: residential	84,567	2,657	(16)	87,208
Equity securities	23	5	—	28

Total	$138,374	$5,662	$(28)	$144,008

December 31, 2010
U.S. Government and federal agency	$2,954	$21	$—	$2,975
State and municipal	44,655	834	(484)	45,005
Corporate bonds and notes	1,487	29	—	1,516
Mortgage-backed: residential	86,001	2,766	(240)	88,527
Equity securities	23	—	(13)	10

Total	$135,120	$3,650	$(737)	$138,033

	For the nine months ended
	Sept. 30, 2011	Sept. 30, 2010
Sales of available for sale securities were as follows:
Proceeds	$10,905	$15,179
Gross gains	173	642
Gross losses	—	(26)

	For the three months ended
	Sept. 30, 2011	Sept. 30, 2010
Sales of available for sale securities were as follows:
Proceeds	$8,511	$13,192
Gross gains	122	566
Gross losses	—	(26)

The tax provision related to net realized gains and losses for the nine months ended September 30, 2011 and 2010 was $59 and $209. The tax provision related to net realized gains and losses was $41 and $184 for the three months ended September 30, 2011 and 2010.

The fair value of securities at September 30, 2011 by contractual maturity were as follows. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

	Amortized Cost	Fair Value

Due in one year or less	$4,436	$4,442
Due from one to five years	5,769	6,000
Due from five to ten years	18,472	19,820
Due after ten years	25,107	26,510
Mortgage-backed: residential	84,567	87,208
Equity securities	23	28

Total	$138,374	$144,008

Securities pledged at September 30, 2011 and December 31, 2010 had a fair value of $72,804 and $58,827 and were pledged to secure public deposits and repurchase agreements.

At September 30, 2011 and December 31, 2010, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of shareholders’ equity.

Securities with unrealized losses at September 30, 2011 and December 31, 2010, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

	Less than 12 months		12 months or more		Total
September 30, 2011	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

State and municipal	$1,259	$(12)	$—	$—	$1,259	$(12)
Mortgage-backed: residential	3,194	(16)	—	—	3,194	(16)

Total temporarily impaired	$4,453	$(28)	$—	$—	$4,453	$(28)

	Less than 12 months		12 months or more		Total
December 31, 2010	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

State and municipal	$18,125	$(484)	$—	$—	$18,125	$(484)
Mortgage-backed: residential	17,067	(240)	—	—	17,067	(240)
Equity securities	—	—	10	(13)	10	(13)

Total temporarily impaired	$35,192	$(724)	$10	$(13)	$35,202	$(737)

Management believes the unrealized losses of securities as of September 30, 2011 are the result of fluctuations in interest rates and do not reflect deterioration in the credit quality of the securities. Accordingly management considers these unrealized losses to be temporary in nature. The Company does not have the intent to sell and does not believe it is more likely than not the Company will be required to sell these securities before their recovery. The fair value of debt securities is expected to recover as the securities approach their maturity date.

Note 3 – Loans and Allowance for Loan Losses

(dollars in thousands)

The following table presents the activity in the allowance for loan losses by portfolio segment for the three months ended September 30, 2011 and 2010:

							Three months ended
		Commercial	Residential	Home			Sept. 30, 2011	Sept. 30, 2010
	Commercial	Real Estate	Real Estate	Equity	Consumer	Unallocated	Total	Total
Beginning balance	$634	$1,332	$775	$75	$63	$2	$2,881	$2,560
Provision for loan losses	160	(3)	40	(19)	(26)	(2)	150	228
Loans charged-off	—	—	—	—	—	—	—	(49)
Recoveries	—	—	—	—	3	—	3	9

Ending balance	$794	$1,329	$815	$56	$40	$—	$3,034	$2,748

The following table presents the activity in the allowance for loan losses by portfolio segment for the nine months ended September 30, 2011 and 2010:

							Nine months ended
		Commercial	Residential	Home			Sept. 30, 2011	Sept. 30, 2010
	Commercial	Real Estate	Real Estate	Equity	Consumer	Unallocated	Total	Total
Beginning balance	$460	$1,267	$675	$100	$53	$30	$2,585	$2,906
Provision for loan losses	309	62	166	(45)	(15)	(30)	447	1,350
Loans charged-off	—	—	(27)	—	(17)	—	(44)	(1,531)
Recoveries	25	—	1	1	19	—	46	23

Ending balance	$794	$1,329	$815	$56	$40	$—	$3,034	$2,748

The recorded investment in loans includes the principal balance outstanding, net of unearned and deferred income and including accrued interest receivable. The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of September 30, 2011 and December 31, 2010:

		Commercial	Residential	Home
	Commercial	Real Estate	Real Estate	Equity	Consumer	Unallocated	Total
September 30, 2011
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$151	$183	$156	$—	$—	$—	$490
Collectively evaluated for impairment	643	1,146	659	56	40	—	2,544

Total ending allowance balance	$794	$1,329	$815	$56	$40	$—	$3,034

Recorded investment in loans:
Loans individually evaluated for impairment	$597	$2,447	$323	$—	$—	$—	$3,367
Loans collectively evaluated for impairment	33,026	66,332	70,003	30,208	7,860	—	207,429

Total ending loans balance	$33,623	$68,779	$70,326	$30,208	$7,860	$—	$210,796

December 31, 2010
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$—	$30	$239	$—	$—	$—	$269
Collectively evaluated for impairment	460	1,237	436	100	53	30	2,316

Total ending allowance balance	$460	$1,267	$675	$100	$53	$30	$2,585

Recorded investment in loans:
Loans individually evaluated for impairment	$662	$2,881	$1,149	$—	$—	$—	$4,692
Loans collectively evaluated for impairment	25,539	65,035	60,609	27,914	10,049	—	189,146

Total ending loans balance	$26,201	$67,916	$61,758	$27,914	$10,049	$—	$193,838

The impact on interest income of impaired loans was immaterial to the consolidated statements of income for the three and nine month periods ending September 30, 2011.

Impaired loans are generally measured for impairment using the fair value of the collateral supporting the loan. Evaluating impaired loan collateral is based on level 3 inputs utilizing outside appraisals adjusted by management for sales costs and other assumptions regarding market conditions to arrive at fair value.

The following table presents loans individually evaluated for impairment by class of loans as of September 30, 2011 and December 31, 2010:

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Nine-month Average Recorded Investment	Three-month Average Recorded Investment
September 30, 2011
With no related allowance recorded:
Real estate:
Commercial and land development	$415	$415	$—	$432	$420
One-to-four family	48	48	—	50	48
Real estate construction:
Commercial and land development	1,270	1,270	—	1,298	1,281
Commercial	29	29	—	31	30
With an allowance recorded:
Real estate:
Commercial and land development	762	762	183	949	917
One-to-four family	275	275	156	286	278
Real estate construction:
Commercial and land development	—	—	—	—	—
Commercial	568	568	151	489	567

	$3,367	$3,367	$490	$3,535	$3,541

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
December 31, 2010
With no related allowance recorded:
Real estate:
Commercial and land development	$1,258	$1,258	$—
One-to-four family	52	52	—
Real estate construction:
One-to-four family	1,326	1,326	—
Commercial	662	662	—
With an allowance recorded:
Real estate:
Commercial and land development	99	99	10
One-to-four family	1,097	1,097	239
Multifamily	—	—	—
Real estate construction:
Commercial and land development	198	198	20

	$4,692	$4,692	$269

Nonaccrual loans and loans past due 90 days still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

The following table presents the recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans as of September 30, 2011 and December 31, 2010:

	September 30, 2011		December 31, 2010
	Nonaccrual	Loans Past Due Over 90 Days Still Accruing	Nonaccrual	Loans Past Due Over 90 Days Still Accruing

Real estate:
Commercial and land development	$1,177	$—	$1,358	$—
One-to-four family	440	227	448	360
Home equity	382	18	382	116
Real estate construction:
Commercial and land development	1,270	—	1,524	—
Commercial	597	—	661	—
Consumer:
Auto:
Indirect	—	—	—	11

	$3,866	$245	$4,373	$487

The following table presents the aging of the recorded investment in past due loans as of September 30, 2011 by class of loans:

	30 - 59 Days Past Due(1)	60 - 89 Days Past Due	Greater Than 90 Days Past Due(2)	Total Past Due	Loans Not Past Due(3)	Total
Real estate:
Commercial and land development	$—	$—	$922	$922	$63,135	$64,057
One-to-four family	307	369	620	1,296	51,302	52,598
Home equity	58	—	400	458	29,750	30,208
Multifamily	—	—	—	—	16,647	16,647
Real estate construction:
Commercial and land development	1,038	—	396	1,434	3,288	4,722
One-to-four family	—	—	—	—	1,081	1,081
Commercial	59	—	597	656	32,967	33,623
Consumer:
Auto:
Direct	2	—	—	2	2,086	2,088
Indirect	11	—	—	11	4,807	4,818
Other	4	—	—	4	950	954

	$1,479	$369	$2,935	$4,783	$206,013	$210,796

(1)	Includes $874 of loans on nonaccrual status.
(2)	All loans are nonaccrual status except for $245 of loans past due over 90 days still on accrual.
(3)	Includes $302 of loans on nonaccrual status.

The following table presents the aging of the recorded investment in past due loans as of December 31, 2010 by class of loans:

	30 - 59 Days Past Due(1)	60 - 89 Days Past Due(2)	Greater Than 90 Days Past Due(3)	Total Past Due	Loans Not Past Due(4)	Total
Real estate:
Commercial and land development	$—	$165	$1,076	$1,241	$56,726	$57,967
One-to-four family	769	167	784	1,720	45,394	47,114
Home equity	2	45	498	545	27,369	27,914
Multifamily	—	—	—	—	14,353	14,353
Real estate construction:
Commercial and land development	930	396	198	1,524	8,425	9,949
One-to-four family	—	—	—	—	291	291
Commercial	—	22	661	683	25,518	26,201
Consumer:
Auto:
Direct	22	—	—	22	2,453	2,475
Indirect	52	—	11	63	6,524	6,587
Other	9	—	—	9	978	987

	$1,784	$795	$3,228	$5,807	$188,031	$193,838

(1)	Includes $854 of loans on nonaccrual status.
(2)	Includes $399 of loans on nonaccrual status.
(3)	All loans are nonaccrual status except for $487 of loans past due over 90 days still on accrual.
(4)	Includes $379 of loans on nonaccrual status.

Troubled Debt Restructuring

As of period ending September 30, 2011, certain loans were modified as troubled debt restructurings. The modification of the terms of such loans included one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; or a permanent reduction of the recorded investment in the loan.

The Company has two loans with balances of $1,661 that were individually evaluated for impairment whose loan terms have been modified in troubled debt restructurings as of September 30, 2011. $300 of specific reserve has been allocated for these loans. The nature of the modifications did not impact the stated interest rate or the final maturities. The Company has not committed to lend any additional amounts as of September 30, 2011 to customers with outstanding loans that are classified as troubled debt restructurings. There have been no new loans classified as troubled debt restructurings for the three or nine month period ending September 30, 2011. There were $1,876 of loans whose terms have been modified in troubled debt restructurings as of December 31, 2010. No specific reserve has been allocated for these loans.

The Company has one commercial real estate loan with $719 thousand that was modified as troubled debt restructurings for which there was a payment default during the period ending September 30, 2011. A loan is considered to be in payment default once it is 30 days contractually past due under the modified terms. The troubled debt restructuring that subsequently defaulted increased the allowance for loan losses by $150 thousand and resulted in charge offs of $0 during the period ending September 30, 2011.

The terms of certain other loans were modified during the nine month period ending September 30, 2011 that did not meet the definition of a troubled debt restructuring. These loans have a total recorded investment as of September 30, 2011 of $1,276. The modification of these loans involved either a modification of the terms of a loan or a delay in a payment that was considered to be insignificant.

In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification. This evaluation is performed under the company’s internal underwriting policy.

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans. As of September 30, 2011 and December 31, 2010, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

September 30, 2011	Pass	Special Mention	Substandard	Doubtful	Total
Real estate:
Commercial and land development	$59,218	$1,606	$3,233	$—	$64,057
Real estate construction:
Commercial and land development	2,985	198	1,539	—	4,722
Commercial	30,938	862	1,823	—	33,623

	$93,141	$2,666	$6,595	$—	$102,402

December 31, 2010	Pass	Special Mention	Substandard	Doubtful	Total
Real estate:
Commercial and land development	$53,714	$350	$3,903	$—	$57,967
Real estate construction:
Commercial and land development	6,359	1,788	1,802	—	9,949
Commercial	23,670	507	2,024	—	26,201

	$83,743	$2,645	$7,729	$—	$94,117

The Company considers the performance of the loan portfolio and its impact on the allowance for loan losses. For residential and consumer loan classes, the Company also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity. The following table presents the recorded investment in residential and consumer loans based on payment activity as of September 30, 2011 and December 31, 2010:

	One-to-four	One-to-four	One-to-four	One-to-four	One-to-four	One-to-four	One-to-four	One-to-four
		Consumer			Residential Real Estate
Sept. 30, 2011	Direct	Indirect	Other	Construction	Multifamily	One-to-four Family	Home Equity	Total

Performing	$2,088	$4,818	$954	$1,081	$16,647	$51,978	$29,808	$107,374
Nonperforming	—	—	—	—	—	620	400	1,020

	$2,088	$4,818	$954	$1,081	$16,647	$52,598	$30,208	$108,394

	One-to-four	One-to-four	One-to-four	One-to-four	One-to-four	One-to-four	One-to-four	One-to-four
		Consumer			Residential Real Estate
Dec. 31, 2010	Direct	Indirect	Other	Construction	Multifamily	One-to-four Family	Home Equity	Total

Performing	$2,475	$6,576	$987	$291	$14,353	$46,330	$27,416	$98,428
Nonperforming	—	11	—	—	—	784	498	1,293

	$2,475	$6,587	$987	$291	$14,353	$47,114	$27,914	$99,721

Note 4 – Interest-Rate Swaps

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

The Company implemented a program in 2009 whereby it lends to its borrowers at a fixed rate with the loan agreement containing a two-way yield maintenance provision. The program has one participant as of September 30, 2011. If the borrower prepays the loan, the yield maintenance provision will result in a prepayment penalty or benefit depending on the interest rate environment at the time of the prepayment. This provision represents an embedded derivative which is required to be bifurcated from the host loan contract. As a result of bifurcating the embedded derivative, the Company records the transaction with the borrower as a floating rate loan and a pay floating / receive fixed interest-rate swap. To offset the risk of the interest-rate swap with the borrower, the Company enters into an interest-rate swap with an outside counterparty that mirrors the terms of the interest-rate swap between the Company and the borrower. Both interest-rate swaps are carried as freestanding derivatives with their changes in fair value reported in current earnings. The interest-rate swaps are not designated as hedges. The change in the fair value of the interest-rate swap between the Company and its borrower was an increase of $10 for the nine months ended September 30, 2011, which was offset by an equal decrease in value during the nine months ended September 30, 2011 on the interest-rate swap with an outside counterparty, with the result that there was no impact on income as of September 30, 2011.

Summary information about the interest-rate swaps not designated as hedges between the Company and its borrower as of September 30, 2011 is as follows:

Notional amount	$1,439
Weighted average receive rate	5.33%
Weighted average pay rate	3.28%
Weighted average maturity (years)	2.3
Fair value of interest-rate swaps	$57

Summary information about the interest-rate swaps between the Company and outside parties as of September 30, 2011 is as follows:

Notional amount	$1,439
Weighted average pay rate	5.33%
Weighted average receive rate	3.28%
Weighted average maturity (years)	2.3
Fair value of interest-rate swaps	$(57)

The fair value of the interest-rate swaps at September 30, 2011 is reflected in other assets and other liabilities with a corresponding offset to noninterest income.

Note 5 – Stock-Based Compensation

(dollars in thousands, except per share information)

The Company’s 2008 Equity Incentive Plan (“the Plan”), which is shareholder-approved, permits the grant of stock options or restricted stock awards, to its officers, employees, consultants and non-employee directors for up to 223,448 shares of common stock.

Option awards are granted with an exercise price equal to the fair value of the Company’s common stock at the date of grant; those option awards have vesting periods determined by the Company’s compensation committee and have terms that shall not exceed 10 years.

On May 20, 2008, the Company granted options to purchase 58,000 shares of stock to directors and certain key officers, of which 45,000 remain outstanding at September 30, 2011. The exercise price of the options is $18.03 per share. The options vest in five equal installments over a five-year period and have a term of 10 years. None of these options have been exercised as of September 30, 2011.

On October 19, 2010, the Company granted options to purchase 43,000 shares of stock to directors and certain key officers, all of which remained outstanding at September 30, 2011. The exercise price of the options is $13.22 per share. The options vest in five equal installments over a five-year period and have a term of 10 years. None of these options have been exercised as of September 30, 2011.

A summary of the activity in the stock option plan for 2011 follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding - January 1, 2011	89,000	$15.71
Granted	—	—
Exercised	—	—
Forfeited or expired	(1,000)	18.03

Outstanding – September 30, 2011	88,000	$15.68	7.9	$—

Fully expected to vest at September 30, 2011	(61,000)	$15.10	8.2	$—

Exercisable at September 30, 2011	27,000	$18.03	6.7	$—

The total compensation cost that has been charged against income for the plan was $33 and $12 for the nine month periods ended September 30, 2011 and 2010 and $13 and $3 for the quarters ended September 30, 2011 and 2010. The total income tax benefit was $4 and $1 for the quarters ended September 30, 2011 and 2010 and $11 and $4 for the nine month periods ended September 30, 2011 and 2010. As of September 30, 2011, there was $76 of total unrecognized compensation cost related to nonvested stock options granted under the Plan. The cost is expected to be recognized over a weighted-average period of 2.8 years.

Restricted Stock Awards

On January 3, 2011, the Company granted restricted stock awards for 3,744 shares of the Company’s common stock to certain directors in lieu of cash payment of fees. The awards vested immediately and the compensation expense related to the awards of $50 was recorded in 2010. The fair value of the stock was determined using closing market price of the Company’s common stock on the date of the grant.

On July 1, 2011, the Company granted restricted stock awards for 3,552 shares of the Company’s common stock to certain directors in lieu of cash payment of fees. The awards vested immediately and the compensation expense related to the awards of $48 was recorded in 2011. The fair value of the stock was determined using closing market price of the Company’s common stock on the date of the grant.

Note 6 – Fair Value

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

Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements at September 30, 2011 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Available for sale securities:
U.S. Government and federal agency	$—	$2,592	$—
State and municipal	—	53,677	—
Corporate bonds and notes	—	503	—
Mortgage-backed securities - residential	—	87,191	17
Equity securities	28	—	—
Interest rate swaps	—	57	—

Additional Level 2 pricing became available for the state and municipal securities, resulting in a $300 thousand transfer from Level 3 to Level 2 during the period ending September 30, 2011. Principal paydowns of $3 thousand were received on Level 3 mortgage-backed securities during the nine month period ending September 30, 2011.

	Fair Value Measurements at September 30, 2011 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Liabilities:
Interest rate swaps	$—	$57	$—

	Quoted Prices in	Quoted Prices in	Quoted Prices in
	Fair Value Measurements at December 31, 2010 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Available for sale securities:
U.S. Government and federal agency	$—	$2,975	$—
State and municipal	—	44,705	300
Corporate bonds and notes	—	1,516	—
Mortgage-backed securities - residential	—	88,507	20
Equity securities	10	—	—
Interest rate swaps	—	47	—

	Quoted Prices in	Quoted Prices in	Quoted Prices in
	Fair Value Measurements at December 31, 2010 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Liabilities:
Interest rate swaps	$—	$47	$—

Assets and Liabilities Measured on a Non-Recurring Basis

Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

	Quoted Prices in	Quoted Prices in	Quoted Prices in
	Fair Value Measurements at September 30, 2011 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets:
Impaired loans
Commercial	$—	$—	$417
Real estate	—	—	1,093
Other real estate owned	—	—	18

	Quoted Prices in	Quoted Prices in	Quoted Prices in
	Fair Value Measurements at December 31, 2010 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets:
Impaired loans	$—	$—	$3,116
Other real estate owned	—	—	58

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a principal amount of $2,000, with a valuation allowance of $490, resulting in an additional provision for loan loss of $221 in the nine months ended September 30, 2011. Impaired loans had a principal amount of $3,385, with a valuation allowance of $269, resulting in an additional provision of $1,790 for loan loss in the year ended December 31, 2010.

Other real estate owned measured at fair value less costs to sell, had a net carrying amount of $18, which is made up of the outstanding balance of $133, net of a valuation allowance of $115 at September 30, 2011. There were write-downs of $2 and $40 of other real estate for the quarter and year to date ended September 30, 2011. There were no write-downs of other real estate owned for the quarter or year to date ended September 30, 2010.

Carrying amount and estimated fair values of financial instruments at September 30, 2011 were as follows:

	September 30, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Cash and cash equivalents	$29,071	$29,071	$12,837	$12,837
Time deposits with other financial institutions	246	246	5,697	5,697
Securities available for sale	144,008	144,008	138,033	138,033
Restricted equity securities	3,220	na	3,219	na
Loans, net	207,096	208,535	190,685	192,372
Accrued interest receivable	1,548	1,548	1,270	1,270
Interest rate swaps	57	57	47	47

Financial liabilities
Deposits	$340,319	$341,243	$309,134	$309,908
Short-term borrowings	10,801	10,801	8,471	8,471
Federal Home Loan Bank advances	9,000	9,360	15,000	15,337
Accrued interest payable	229	229	312	312
Interest rate swaps	57	57	47	47

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

OVERVIEW

Total assets increased to $407.1 million as of September 30, 2011, from $374.1 million at December 31, 2010.

Net income for the first nine months of 2011 was $1.8 million compared to $1.3 million for the same period of 2010 or $0.83 and $0.60 basic and diluted per share, respectively. Net income was positively impacted by an increase in net interest income and a decrease in the provision for loan losses, partially offset by an increase in noninterest expense.

Net interest income for the nine month period ended September 30, 2011 increased $573 thousand, or 6.1%, compared to the same period in 2010, despite a declining interest rate environment. The provision for loan losses decreased to $447 thousand for the nine months ended September 30, 2011 compared to $1.4 million for the same period in 2010. The higher provision amount in 2010 was primarily related to an increase in the specific loss allocations of two loans adversely classified during 2010. Noninterest income for the first nine months of 2011 decreased $276 thousand compared to the same period in 2010, primarily related to the decrease in net gains recorded on the sale of securities from $616 thousand in 2010 to $173 thousand in 2011.

Noninterest expense for the first nine months of 2011 increased $572 thousand compared to the same period in 2010 due primarily to an increase in salaries and employee benefits, data processing and occupancy expense. Income tax expense was $341 thousand for the nine months ended September 30, 2011 compared to $234 thousand for the same period in 2010.

Office of the Controller of the Currency (“OCC”) regulations requires banks to maintain certain minimum levels of regulatory capital. Additionally, the regulations establish a framework for the classification of banks into five categories: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. Generally, an institution is considered well-capitalized if it has a core (Tier 1) capital ratio of at least 5.0% (based on adjusted total assets); a core (Tier 1) risk-based capital ratio of a least 6.0%; and a total risk-based capital ratio of at least 10.0%. The Bank had capital ratios above the minimum to be well-capitalized at September 30, 2011 and December 31, 2010.

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

FINANCIAL CONDITION – SEPTEMBER 30, 2011, COMPARED TO DECEMBER 31, 2010

Balance Sheet

Cash and due from banks increased $16.2 million to $29.1 million at September 30, 2011.

Securities available for sale increased $6.0 million due primarily to the purchase of $40.3 million securities, offset by maturities and repayments of $25.4 million and $10.9 million in sales. The net unrealized gains on securities increased to $5.6 million as of September 30, 2011 compared to $2.9 million net unrealized gains on securities as of December 31, 2010.

Loans increased $16.9 million during the first nine months of 2011. Loan growth has improved as a result of efforts made in the last three years to add experienced lenders and loan products that borrowers want and need. The commercial lending products now offered, along with knowledgeable lenders, have given the Bank the ability to offer a full range of lending products to our existing and potential customers. The Bank is also concentrating on the expansion of our agricultural business and lending services.

Loans at September 30, 2011 and December 31, 2010 were as follows:

(dollars in thousands)

	September 30, 2011	December 31, 2010
Real estate:
Commercial and land development	$64,068	$58,047
One-to-four family	52,656	47,204
Home equity	30,017	27,766
Multifamily	16,686	14,397
Real estate construction:
Commercial and land development	4,725	9,942
One-to-four family	1,088	301
Commercial	33,502	26,158
Consumer:
Auto:
Direct	2,084	2,474
Indirect	4,709	6,401
Other	954	989

	210,489	193,679

Unearned and deferred income	(359)	(409)
Allowance for loan losses	(3,034)	(2,585)

Total	$207,096	$190,685

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

The allowance for loan losses to total loans outstanding was 1.44% as of September 30, 2011, which is an increase from 1.34% at December 31, 2010. The provision for loan losses for the nine months ended September 30, 2011 was $447 thousand, compared to $1.4 million for the same period in 2010. Net recoveries were $2 thousand for the nine months ended September 30, 2011, compared to net charge-offs of $1.5 million for the same period in 2010.

The ratio of non-performing loans to total loans was 1.95% ($4.1 million) for September 30, 2011 compared to 2.55% ($4.9 million) for December 31, 2010. Non-performing loans consist of loans that have been placed on non-accrual status and loans past due over 90 days and still accruing interest. Loans past due 30 through 89 days and still accruing decreased from $1.3 million as of December 31, 2010 to $1.0 million as of September 30, 2011.

Adversely classified assets at September 30, 2011 and December 31, 2010 were as follows:

(dollars in thousands)

	September 30, 2011		December 31, 2010
	Amount	Percent of total loans	Amount	Percent of total loans
Classified loans:
Special mention	$2,932	1.4%	$2,667	1.4%
Substandard	7,731	3.7%	9,878	5.1%
Doubtful	—	0.0%	—	0.0%
Loss	—	0.0%	—	0.0%

Total classified loans	10,663	5.1%	12,545	6.5%
Other real estate owned	18	0.0%	58	0.0%

Total classified assets	$10,681	5.1%	$12,603	6.5%

Total classified loans decreased from $12.5 million at December 31, 2010 to $10.7 million at September 30, 2011. The Bank’s classification ratio was 23.2% and 32.0% as of September 30, 2011 and December 31, 2010. The classification ratio is calculated using total adversely classified assets (excluding special mention loans) divided by Tier 1 capital plus allowance for loan losses. Management believes the allowance for loan losses is adequate as of September 30, 2011.

Total deposits increased $31.2 million as of September 30, 2011 compared to December 31, 2010. The increase is primarily attributed to growth in noninterest-bearing demand accounts and interest-bearing demand accounts. Historically noninterest-bearing demand accounts have fluctuated based upon the liquidity needs of our customers. The increase in interest-bearing demand accounts can be attributed to the Company’s success in marketing our “Platinum Checking” and “Reward Checking” accounts.

Deposits at September 30, 2011 and December 31, 2010 were as follows:

(dollars in thousands)	September 30, 2011	December 31, 2010

Demand, noninterest-bearing	$73,492	$57,435
Demand, interest-bearing	150,981	133,987
Savings	54,371	49,804
Time, $100,000 and over	16,191	16,089
Time, other	45,284	51,819

	$340,319	$309,134

Shareholders’ Equity

Total shareholders’ equity increased $3.2 million to $42.2 million as of September 30, 2011 from $39.0 million as of December 31, 2010. Net income for the nine months ended September 30, 2011 was $1.8 million, while dividends declared were $530 thousand. Accumulated other comprehensive income increased from $1.9 million on December 31, 2010 to $3.7 million as of September 30, 2011.

The Bank is subject to regulatory capital requirements. The following is a summary of the actual and required regulatory capital amounts and ratios. Management believes the capital position of the Bank remains strong.

(dollars in thousands) September 30, 2011	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total capital to risk-weighted assets	$33,458	13.77%	$19,442	8.00%	$24,303	10.00%
Tier 1 capital to risk-weighted assets	30,424	12.52%	9,721	4.00%	14,582	6.00%
Tier 1 capital to average assets	30,424	7.48%	16,268	4.00%	20,335	5.00%

December 31, 2010	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total capital to risk-weighted assets	$31,032	13.59%	$18,267	8.00%	$22,834	10.00%
Tier 1 capital to risk-weighted assets	28,447	12.46%	9,134	4.00%	13,701	6.00%
Tier 1 capital to average assets	28,447	7.46%	15,261	4.00%	19,077	5.00%

Statements of Cash Flows

Net cash from operating activities for the first nine months of 2011 was $4.8 million compared to $2.9 million for the same period of 2010. Net cash from investing activities for the first nine months of 2011 was $(15.6) million, compared to $(1.6) million for the first nine months of 2010. Net cash from financing activities was $27.0 million for the first nine months of 2011 compared to $12.4 million for the first nine months of 2010. The increase in cash and cash equivalents was $16.2 million during the first nine months of 2011 primarily related to an increase in local governmental deposit accounts. Total cash and cash equivalents was $29.1 million as of September 30, 2011 compared to $12.8 million at December 31, 2010.

COMPARISON OF RESULTS OF OPERATIONS FOR THE NINE MONTH PERIODS ENDED

September 30, 2011 and 2010

Net income for the first nine months of 2011 was $1.8 million or $0.83 per basic and diluted earnings per share compared to $1,317 thousand or $0.60 per basic and diluted earnings per share for the same period in 2010. Net income was positively impacted by an increase in net interest income and a decrease in the provision for loan losses, partially offset by an increase in noninterest expense.

Annualized return on average equity (“ROAE”) and average assets (“ROAA”) for the first nine months of 2011 were 6.08% and 0.62%, respectively, compared with 4.41% and 0.46% for the first nine months of 2010.

	Nine months ended September 30,
	2011			2010
(dollars in thousands)	Daily Average Balance	Interest	Average yield/cost (1)	Daily Average Balance	Interest	Average yield/cost (1)
Assets
Interest earning assets:
Securities:
Taxable	$91,265	$2,317	3.49%	$99,871	$2,831	3.93%
Nontaxable (tax equivalent basis) (2)	47,402	1,806	5.21%	33,006	1,327	5.55%
Interest bearing deposits	24,990	77	0.41%	26,772	160	0.80%
Net loans (including nonaccrual loans)	198,676	7,901	5.30%	193,298	7,929	5.47%

Total interest-earning assets	362,333	12,101	4.45%	352,947	12,247	4.63%

All other assets	32,146			25,623

Total assets	$394,478			$378,570

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing checking	$146,007	583	0.53%	$121,376	501	0.55%
Savings	53,208	61	0.15%	48,438	49	0.13%
Time, $100,000 and over	17,144	167	1.30%	18,819	260	1.84%
Time, other	48,277	539	1.49%	56,617	855	2.01%
Federal Home Loan Bank advances	10,231	198	2.58%	25,319	762	4.01%
Short-term borrowings	9,127	33	0.48%	9,421	37	0.52%

Total interest-bearing liabilities	283,994	1,581	0.74%	279,990	2,464	1.17%

Demand deposits	67,063			55,460
Other liabilities	3,016			3,337
Shareholders’ equity	40,406			39,783

Total liabilities and shareholders’ equity	$394,478			$378,570

Net interest income (tax equivalent basis) (2)		$10,520			$9,783

Interest rate spread (3)			3.71%			3.45%
Net yield on interest-earning assets (4)			3.87%			3.70%
Ratio of average interest-earning assets to average interest-bearing liabilities			127.58%			126.06%

(1)	Average yields are computed using annualized interest income and expense for the periods.
(2)	Tax equivalence based on highest statutory rate of 34%.
(3)	Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(4)	Net yield on interest-earning assets represents net interest income as a percentage of average interest-earning assets.

Interest and dividend income totaled $11.5 million, a decrease of $310 thousand for the nine months ended September 30, 2011 compared to the same period in 2010. Adjusted on a fully tax-equivalent (“FTE”) basis the yield on earning assets in the first nine months of 2011 was 4.45% compared to 4.63% in the first nine months of 2010. The decrease in the average yield on earning assets is primarily related to the overall decline in interest rates.

Interest expense totaled $1.6 million, a decrease of $883 thousand or 35.8% for the nine months ended September 30, 2011 as compared to the same period in 2010. The average cost for interest bearing liabilities was 0.74% for the first nine months of 2011 compared to 1.17% for the same period in 2010.

The decrease of 43 basis points from the first nine months of 2011 is the result of change in the average volume in the mix of interest bearing liabilities and declining interest rates. The increase in interest-bearing liabilities is due primarily to growth in interest-bearing demand accounts and savings accounts. The cost of interest-bearing demand deposits and savings accounts is relatively low compared to other interest-bearing liabilities.

Net interest income increased $573 thousand, or 6.1% for the nine month period ended September 30, 2011 as compared to September 30, 2010. During the first nine months of 2011, the interest rate spread on a FTE basis increased by 26 basis points when compared to the first nine months of 2010.

Provision for loan losses totaled $447 thousand for the first nine months of 2011 compared to $1.4 million for the same period in 2010. The change in the provision was primarily due to a decrease in general loss reserves, slightly offset by an increase in specific loss allocations.

Non-performing loans decreased to $4.1 million as of September 30, 2011, compared to $4.9 million as of December 31, 2010. Adversely classified loans also decreased to $10.7 million at September 30, 2011 compared to $12.5 million as of December 31, 2010. Adversely classified loans are credits that Bank management has graded special mention, substandard and doubtful. Loans past due 30 through 89 days and still accruing decreased from $1.3 million as of December 31, 2010 to $1.0 million as of September 30, 2011.

Each quarter, management reviews the adequacy of the allowance for loan losses by reviewing the overall quality and risk profile of the Company’s loan portfolio, by reviewing specific problem credits and assessing the potential for losses based on expected cash flows or collateral values, by reviewing trends in problem loan levels, by updating loss history for the Company’s loans, by analyzing the growth and change in mix of the portfolio, and by analyzing economic trends that are believed to impact the Company’s borrowers. Management reviewed all of these factors and determined the allowance for loan losses was adequate as of September 30, 2011.

Noninterest income for the nine months ended September 30, 2011 decreased to $2.2 million or 11.3%, from $2.4 million for the same period in 2010. The change is primarily related to the decrease in net gains recorded on the sale of securities from $616 thousand in 2010 to $173 thousand in 2011.

Noninterest expense for the nine months ended September 30, 2011 was $9.5 million, an increase of 6.4% from $8.9 million for the same period in 2010. The increase in salaries and employee benefits was primarily related to the opening of the retail banking office in Fairlawn, Ohio and the increase of office hours at all retail banking locations implemented during the fourth quarter of 2010. There were also slight increases to data processing expense and net occupancy expense.

Income tax expense was $341 thousand for the nine months ended September 30, 2011 which represents an increase of $107 thousand compared to the same period in 2010. Higher pre-tax income, partially offset by an increase in interest income from tax-exempt securities are the primary factors causing the increase in income tax expense.

Quarters ended September 30, 2011 and September 30, 2010 income statement highlights:

•	Net interest income increased $319 thousand, compared to the same period in 2010. The change was driven by an increase in average earning assets and growth in low-cost core deposits.

•

Interest income was nearly unchanged, decreasing by $1 thousand and resulted from a decrease in interest income from taxable securities, offset by an increase in interest income from loans and nontaxable securities.

•	Interest expense decreased $318 thousand or 39.8%, primarily related to a decrease in interest expense for deposits and FHLB advances.

•

The provision for loan losses was $150 thousand in the quarter ended September 30, 2011 compared to $228 thousand for the same period in 2010. The provision is lower in 2011 due to the reduction in loan charge-offs during the quarter.

•	Securities gains were $122 thousand for the quarter ended September 30, 2011, compared to securities gains of $540 during the quarter ended September 30, 2010.

•

Salaries and benefits expense increased $141 thousand, primarily related to opening a retail banking office in Fairlawn, Ohio and an increase in office hours at all retail banking locations in December of 2010.

•

FDIC Assessment expense decreased from $132 thousand in the quarter ended September 30, 2010 to $72 thousand for the same period in 2011. A change in the methodology of calculating the FDIC assessment, effective April 1, 2011, was responsible for the decrease. The new methodology is based on the asset size of a bank, instead of the amount of customer deposits.

•	Occupancy expense increased $49 thousand, compared to the same period in 2010. The change was the result of improvements made to existing Bank facilities in late 2010.

•

Income tax expense was $188 thousand for the three months ended September 30, 2011, a decrease of $100 thousand compared to the same period in 2010. Higher pre-tax income in 2010 due primarily to securities gains and an increase in interest income from tax-exempt securities in 2011 is the primary cause of the decrease.

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

September 30, 2011
Basis Point Change in Rates	+300 bp	+200 bp	+100 bp	-100 bp	-200 bp	-300 bp
Increase (decrease) in EVE	(9.7)%	(3.7)%	0.6%	(8.7)%	nm	nm

December 31, 2010
Basis Point Change in Rates	+300 bp	+200 bp	+100 bp	-100 bp	-200 bp	-300 bp
Increase (decrease) in EVE	(12.9)%	(6.8)%	(1.9)%	(4.3)%	nm	nm

nm – not meaningful

The Bank is in compliance with the interest rate risk policy limits related to EVE as of September 30, 2011 and December 31, 2010.

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

September 30, 2011
Basis Point Change in Rates	+300 bp	+200 bp	+100 bp	-100 bp	-200 bp	-300 bp
Increase (decrease) in Earnings	0.9%	0.8%	0.5%	(0.6)%	nm	nm

December 31, 2010
Basis Point Change in Rates	+300 bp	+200 bp	+100 bp	-100 bp	-200 bp	-300 bp
Increase (decrease) in Earnings	(0.7)%	(0.4)%	(0.3)%	(1.4)%	nm	nm

nm – not meaningful

The Bank is in compliance with the interest rate risk policy limits related to EAR as of September 30, 2011 and December 31, 2010.

Item 4T. Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2011, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were, to the best of their knowledge, effective as of September 30, 2011, in timely alerting them to material information relating to the Company (including its consolidated subsidiary) required to be included in the Company’s periodic SEC filings.

There were no changes in the Company’s internal controls over financial reporting during the nine months ended September 30, 2011 that materially affected or are reasonably likely to materially affect the Company’s internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings - None

Item 1A.	Risk Factors - There have been no significant changes in the Company’s risk factors as outlined in the Company’s Form 10-K for the period ending December 31, 2010.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds - None

Item 3.	Defaults Upon Senior Securities - None

Item 4.	Removed and Reserved

Item 5.	Other Information - None

Item 6.	Exhibits

Exhibit No. Under Reg. S-K, Item 601	Description of Exhibits	If incorporated by Reference, Documents with Which Exhibit Was Previously Filed with SEC

(3.1)	Amended Articles of Incorporation	Annual Report 10-K filed 3/26/04 File No. 000-14773

(3.2)	Code of Regulations	Annual Report 10-K filed 3/26/04 File No. 000-14773

(10.1)	Directors Defined Benefit Plan Agreement	Annual Report 10-K filed 3/29/01 File No. 000-14773

(10.2)	Employment Agreement entered into by David C. Vernon and National Bancshares and First National Bank	Special Report 8-K filed 12/7/06

(10.3)	Special Separation Agreement of James R. VanSickle	Quarterly Report 10-Q filed 8/14/07 File No. 000-14473

(10.4)	Special Separation Agreement of Thomas R. Poe	Quarterly Report 10-Q filed 11/16/09 File No. 000-14473

(10.5)	Special Separation Agreement of Myron Filarski	Quarterly Report 10-Q filed 11/2/10 File No. 000-14473

(10.6)	Amendment to Employment Agreement entered into by David C. Vernon and National Bancshares Corporation and First National Bank	Annual Report 10-K filed 3/29/10 File No. 000-14773

(10.7)	Deferred Compensation Plan	Filed Herewith

(11)	Computation of Earnings per Share	See Consolidated Statements of Income and Comprehensive Income Page 4

(31.1)	Certification

(31.2)	Certification

(32)	Certification

Exhibit 101.1	Instance Document

Exhibit 101.2	Schema Document

Exhibit 101.3	Calculation Linkbase Document

Exhibit 101.4	Labels Linkbase Document

Exhibit 101.5	Presentation Linkbase Document

No other exhibits are required to be filed herewith pursuant to Item 601 of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

National Bancshares Corporation

Date: November 10, 2011	/s/ David C. Vernon
David C. Vernon, President and
Chief Executive Officer

Date: November 10, 2011	/s/ James R. VanSickle
James R. VanSickle, Chief Financial Officer