Form 10-K
period 2011-12-31
NATIONAL BANCSHARES CORP /OH/
filed 2012-03-27
CIK 790362

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual	Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the fiscal year ended: December 31, 2011

Commission File Number: 0-14773

National Bancshares Corporation

(Exact name of registrant as specified in its charter)

Ohio	34-1518564
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

112 West Market Street, Orrville, Ohio 44667

330-682-1010

(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

Securities registered pursuant to section 12(b) of the Act: none

Securities registered pursuant to section 12(g) of the Act: common stock, without par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities act.    Yes    ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: Based on the average of the bid and asked prices on June 30, 2011, the aggregate market value of National Bancshares Corporation stock held by non-affiliates was $26,557,791.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date: National Bancshares Corporation’s only class is common stock, without par value, of which 2,216,599 shares were outstanding on March 2, 2012.

Documents Incorporated by Reference

Portions of the registrant’s annual report to shareholders for the fiscal year ended December 31, 2011 are incorporated by reference in Part II. Portions of the registrant’s definitive proxy statements for the 2012 Annual Meeting of Shareholders are incorporated by reference in Part III of this report.

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

1933    the Bank is reorganized and renamed the “National Bank of Orrville”

1965    the Bank opens its first branch at 1320 West High Street, Orrville, Ohio

1968    the Bank merges with the First National Bank of Dalton, becoming “First National Bank Orrville-Dalton”

1969    the Bank merges with the Bank of Mt. Eaton Company

1972    the Bank merges with the Farmers and Merchants Bank Company of Smithville and renamed to “First National Bank”

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

2006    First National Bank celebrates its 125 year anniversary

2009    the Bank opens an office in Summit County, located at 3085 West Market Street in Fairlawn, Ohio

Market Area. National Bancshares’ sole banking subsidiary is First National Bank (“Bank”). The Bank operates 14 offices in Wayne, Medina, Stark and Summit Counties and a loan production office in Columbiana County. Wayne County generally, and more specifically the city of Orrville and its other municipalities in the northeastern quadrant of Wayne County, constitutes the geographic center of the Bank’s market, extending from there to most of Wayne County, the southern portion of Medina County and southwestern part of Summit County to the north, western Stark County to the east, and the northeastern portion of Holmes County to the south. With their dense urban populations and wide-ranging industries, including many service, manufacturing, retail and other establishments of all sizes, the cities of Cleveland in Cuyahoga County, Akron in Summit County, and Canton in Stark County lie in a crescent just beyond the northern and eastern ends of the Bank’s market area. The Bank occupies a much more rural area with a significantly lower population density and less industrial diversity, and with a significantly higher proportion of small farm and related agricultural enterprises. Wayne County is largely rural. Holmes County is virtually entirely rural. The portions of Stark and Medina Counties occupied by the Bank are somewhat less urban than the remainder of the historically urban and industrial Stark County and the remainder of Medina County, which has been growing very rapidly for many years because of its increasingly close association with urban centers in Cleveland and Akron.

Massillon is the largest urban center in the Bank’s market, with a population of slightly more than 32,100 according to the 2010 Census by Ohio Department of Development (www.odod.state.oh.us/research) data, followed by Wooster in Wayne County, with a population of approximately 26,000, and the city of Orrville in Wayne County, with a population just under 8,400. The total population of the Bank’s market area is estimated to be between 175,000 and 225,000, but a more precise figure is difficult to determine because the Bank’s market area does not necessarily correspond with the geographic and political boundaries employed when population data are compiled and reported. Of the counties that make up the Bank’s market area, Holmes, Medina, Summit and Wayne benefit from an unemployment rate that is less than the state average, which was 7.6% according to 2011 Ohio Department of Job and Family Services (available at lmi.state.oh.us). The unemployment rates at December 2011 are 7.3% in Summit County, 6.6% in Wayne County, 5.9% in Medina County, and 5.1% in Holmes County. Meanwhile, Stark County had an unemployment rate of 8.1% at December 2011.

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

Competition. The banking industry in the Bank’s market areas is highly competitive. In addition to competing with other commercial and savings banks and savings and loan associations, the Bank competes with credit unions, finance companies, leasing companies, mortgage companies, insurance companies, brokerage and investment banking firms, asset-based non-bank lenders and many other financial service firms. Competition is based on interest rates offered on deposit accounts, interest rates charged on loans and leases, fees and service charges, the quality and scope of the services rendered, the convenience of banking facilities and, in the case of loans to commercial borrowers, relative lending limits, as well as other factors.

A substantial number of the commercial banks operating in the Bank’s market area are branches or subsidiaries of much larger organizations affiliated with statewide, regional or national banking companies and as a result may have greater resources and lower costs of funds than the Bank. Additionally the Bank faces competition from a large number of community banks. Despite the highly competitive environment, management believes the Bank will continue to be competitive because of its strong commitment to quality customer service, convenient local branches, active community involvement and competitive products and pricing.

The share of deposits held by a particular banking institution relative to all other banking institutions in a particular market is not the only, but it is perhaps the most readily identifiable, indicator of a Bank’s market share. As a percent of all deposits held by Federal Deposit Insurance Corporation (FDIC)-insured banks and savings associations in the county, according to FDIC data available on the FDIC’s website (www.fdic.gov) one institution had a market share exceeding 18% in all four counties as of June 30, 2011. Based on the FDIC’s June 30, 2011 deposit data, First National Bank had a 15.04% share of deposits in Wayne County (ranking 3rd of 13 FDIC-insured institutions), 0.88% in Stark County (11th of 16), and 1.04% in Medina County (15th of 17), and 0.11% in Summit County (21st of 23). We have no offices in Holmes County.

Because of the demand for technology-driven products, we rely increasingly on unaffiliated vendors to provide data processing services and other core banking functions. The use of technology-related products, services, delivery channels, and processes exposes banks to various risks, particularly transaction, strategic, reputation, and compliance risk.

Lending. Lending practices are governed by the Bank’s Credit Policy, which is approved annually by the Board of Directors, and by regulations and policies of the Office of the Comptroller of the Currency (“OCC”), the principal federal regulator of national banks. The Credit Policy delegates lending authority to the President & Chief Executive Officer, Executive Vice President & Senior Loan Officer, and all loan officers. The Credit Policy also establishes guidelines for credit types, loan mix, concentration of credit, and credit standards.

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

A significant portion of the Bank’s lending consists of origination of conventional loans secured by 1-4 family real estate located in the Bank’s market area. The Bank’s residential mortgage loans generally are originated with loan documentation permitting sale to Federal Home Loan Mortgage Corporation.

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

Loans and extensions of credit to a single borrower may not exceed 15% of capital, often referred to as the “legal lending limit” or “loans-to-one-borrower limit.” But an additional margin of 10% of capital is permitted for loans fully secured by readily marketable collateral. The Bank can accommodate loan volumes exceeding the legal lending limit by selling participation interests in loans to other banks. As of December 31, 2011, the Bank’s legal lending limit for loans to a single borrower was approximately $5.2 million.

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

Investments – Investment securities provide a return on residual funds after lending activities. Investments may be in corporate securities, U.S. Government and agency obligations, state and local government obligations and mortgage-backed securities. The Bank generally does not invest in securities that are rated less than investment grade by a nationally recognized statistical rating organization. All securities-related activity is reported to the Bank’s board of directors. General changes in investment strategy are required to be reviewed and approved by the board. The President & Chief Executive Officer can purchase and sell securities in accordance with the Bank’s stated Investment Policy.

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

Borrowings. Deposits and repayment of loan principal are the Bank’s primary sources of funds for lending activities and other general business purposes. However, when the supply of lendable funds or funds available for general business purposes cannot satisfy the demand for loans or general business purposes, the Bank can obtain funds from the Federal Home Loan Bank (FHLB) of Cincinnati. In addition to borrowing from the FHLB on a term-loan basis, the Bank has a line of credit with the FHLB that allows the Bank to borrow in an amount based on a percentage of the Bank’s pledged eligible mortgages. All or substantially all of the Bank’s mortgage loans are pledged to the FHLB. As of December 31, 2011, the Bank had additional borrowing capacity of approximately $23.5 million from the FHLB. Interest is payable monthly, and the line of credit is secured by a blanket pledge collateral agreement. First National Bank also has access to credit through the Federal Reserve Bank (FRB) of Cleveland and other funding sources.

Personnel – As of December 31, 2011, First National Bank had 115 full-time equivalent employees. A collective bargaining group represents none of the employees. Management considers its relations with employees to be excellent.

NBOH Properties, LLC – National Bancshares established the wholly-owned subsidiary, NBOH Properties, LLC in 2010. NBOH Properties, LLC owns a multi-tenant commercial building in Fairlawn, Ohio. A portion of this building is utilized as our full-service office in Fairlawn, Ohio.

Minority Ownership of a Title Insurance Agency – First National Bank owns 49% of the stock of First Kropf Title, L.L.C., a title insurance agency whose majority owner is Kropf, Wagner and VanSickle, L.L.C., a law firm in which a director and Chairman of the Board of Directors of National Bancshares and the Bank – Mr. John W. Kropf – is an owner. In many mortgage transactions, the Bank selects the firm that will provide title insurance services, but the mortgage borrower ordinarily pays the costs. First Kropf Title, L.L.C. is not the only title insurance agency used by the Bank, but First Kropf Title, L.L.C. derives all or substantially all of its business through referrals from the Bank. In February 2012, the Board of Directors passed a resolution to dissolve First Kropf Title, L.L.C. after determining the cost of regulatory compliance along with the related operating expenses associated with the Title Company have made it uneconomical for the parties to continue to maintain the existence of the Title Company.

Available Information – The Corporation makes available, free of charge, through the Investor Relations section of its Internet website at www.discoverfirstnational.com, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after the Corporation electronically files such reports with or furnishes them to the Securities and Exchange Commission. Also the Corporation’s Corporate Governance and Nominating Committee Charter and Audit Committee Charter are available under the Investor Relations section on its website.

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

Additionally, the Bank Holding Company Act, the Change in Bank Control Act and the Federal Reserve’s Regulation Y require advance approval of the Federal Reserve to acquire “control” of a bank holding company. Control is conclusively presumed to exist if an individual or company acquires 25% or more of a class of voting securities of the bank holding company. If the holding company has securities registered under Section 12 of the Securities Exchange Act of 1934, as National Bancshares does, or if no other person owns a greater percentage of the class of voting securities, control is rebuttably presumed to exist if a person acquires 10% or more, but less than 25%, of any class of voting securities.

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

The Federal Reserve and the Secretary of the Treasury have authority to decide that other activities are also financial in nature or incidental to financial activity, taking into account changes in technology, changes in the banking marketplace, competition for banking services, and so on. The Federal Reserve has authority under Rule 225.83 (12 CFR 225.83) to prohibit a company from exercising the enhanced powers of a financial holding company if the Federal Reserve determines that the company’s bank subsidiary is not well capitalized or well managed. National Bancshares is and has been engaged solely in activities that were permissible for a bank holding company before enactment of the Gramm Leach Bliley Act.

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

Deposit Insurance. The FDIC insures the deposits of the Bank to the extent provided by law. Prior to 2007, under the FDIC’s risk-based insurance system, depository institutions were assessed premiums based upon the institution’s capital position and other supervisory factors. Effective January 1, 2007, the FDIC began using a new approach to assess premiums. The FDIC places each depository institution in one of four risk categories using a two-step process based first on capital ratios (the capital group assignment) and then on other relevant information (the supervisory group assignment). Within the lowest risk category, known as Risk Category I, rates will vary based on each institution’s CAMELS component ratings, certain financial ratios (for most institutions), and long-term debt issuer ratings (for large institutions that have such a rating).

In light of the 2007-2009 decline in the Deposit Insurance Fund (DIF) reserve ratio and continuing concerns regarding the number of bank failures and the solvency of the DIF, the FDIC continued to evaluate and impose additional deposit insurance assessments. In October 2008, the FDIC established the Federal Deposit Insurance Corporation Restoration Plan (the “Restoration Plan”). The Restoration Plan was initially a five-year recapitalization plan for the DIF. The Restoration Plan was subsequently amended to extend the period of the Restoration Plan until September 30, 2020.

Throughout 2009, the FDIC amended the Restoration Plan. Under the amended Restoration Plan, the FDIC initially extended the target date from 2013 to 2016 to raise the DIF reserve ratio to 1.15%. The amended Restoration Plan was accompanied by a final rule that set assessment rates and made adjustments to recognize how the assessment system differentiates for risk. Under the final rule, beginning in April 2009 banks in Risk Category I were subject to initial base assessment rates ranging from 12 cents per $100 to 16 cents per $100 on an annual basis. Banks in Risk Categories II, III and IV were subject to initial base assessment rates of 22 cents per $100, 32 cents per $100 and 45 cents per $100, respectively, on an annual basis. These initial base assessment rates were subject to adjustments for unsecured debt, secured liabilities and brokered deposits. After such adjustments, banks in Risk Categories I, II, III and IV paid total base assessment rates in the range of 7 cents to 24 cents per $100, 17 cents to 43 cents per $100, 27 cents to 58 cents per $100 and 40 cents to 77.5 cents per $100, respectively, on an annual basis. In a December 2010 regulation, the FDIC set the DIF’s designated reserve ratio, or long-term target, at 2%.

Effective April 1, 2011, the FDIC further revised its risk-based deposit insurance system by, among other things, redefining and broadening the definition of assessment base and by establishing new initial base assessment rates and total base assessment rates. The assessment rate schedules continue to include Risk Categories I, II, III and IV but now also include a new category specific to large and highly complex institutions in which rates will be based on a scorecard approach utilizing CAMELS ratings and considering specific financial measurements. Additionally, the assessment rate schedules are forward-looking in that, although the FDIC retains authority to adjust the rate schedules up or down by no more than 2% without resorting to an additional formal rulemaking process, such rate schedules now automatically reset to apply new rates once the DIF reserve ratio for the prior assessment period is (i) equal to or greater than 1.15% but less than 2% (ii) equal to or greater than 2% but less than 2.5%, and (iii) equal or greater to 2.5%. As of April 2011, the FDIC projected that the DIF reserve ratio would not hit 1.15% until 2018. Effective April 1, 2011 Risk Categories I, II, III and IV (i) were subject to initial base assessment rates in the rage of 5 cents to 9 cents per $100, 14 cents per $100, 23 cents per $100 and 35 cents per $100, respectively, on an annual basis and (ii) paid total base assessment rates of 2.5 cents to 9 cents per $100, 9 cents to 24 cents per $100, 18 cents to 33 cents per $100, and 30 cents to 45 cents per $100 respectively, on an annual basis. For large and highly complex institutions, assessment rates were also instituted such that the initial base rate ranged from 5 cents to 35 cents per $100 and the total base rate ranged from 2.5 cents to 45 cents, respectively, on an annual basis.

In addition to revising the Restoration Plan, and in an effort to keep the DIF solvent, the FDIC has in the last few years imposed emergency special assessments and required prepayment of assessments. The FDIC adopted a final rule which imposed a 5 basis points special assessment on each insured depository institution’s assets minus Tier 1 capital as of June 30, 2009, not to exceed 10 bps of domestic deposits. The Corporation’s special assessment was paid in September 2009.

In November 2009, the FDIC adopted a final rule requiring insured depository institutions to prepay on December 30, 2009, their estimated quarterly risk-based assessments for the fourth quarter of 2009, and for all of 2010, 2011 and 2012, along with each institution’s risk-based deposit insurance assessment for the third quarter of

2009. The prepaid amount is recorded as an asset with a zero risk weight and the institution will continue to record quarterly expenses for deposit insurance. For purposes of calculating the prepaid amount, assessments were measured at the institution’s assessment rate as of September 30, 2009, with a uniform increase of three basis points effective January 1, 2011, and were based on the institution’s assessment base for the third quarter of 2009, with growth assumed quarterly at an annual rate of 5%. If events cause actual assessments during the prepayment period to vary from the prepaid amount, institutions will pay excess assessments in cash or receive a rebate of prepaid amounts not exhausted after collection of assessments due on June 30, 2013, as applicable. The FDIC’s December 2009 collection of the assessment prepayment does not preclude the FDIC from changing assessment rates or revising the risk-based assessment system in the future.

Insured depository institutions are further assessed premiums for Financing Corporation (“FICO”) bond debt service. The FICO assessment rate for DIF ranged between a high of 1.02 basis points for the first quarter of 2011, to a low of 0.68 basis points for the fourth quarter of 2011. For the first quarter of 2012, the FICO assessment rate for the DIF is 0.66 basis points resulting in a premium of $0.0066 per $100 of DIF-eligible deposits.

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

The banking agencies have also established a minimum leverage ratio of 3%, which represents Tier 1 capital as a percentage of total assets, less intangibles. However, for all but the most highly rated banks and bank holding companies, the banking agencies expect an additional margin of at least 100 to 200 basis points. At December 31, 2011 the bank was in compliance with all regulatory capital requirements. Actual and required capital amounts and ratios are presented elsewhere, specifically in Note 14 of National Bancshares’s audited financial statements for the year ended December 31, 2011.

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

Limits on Bank Dividends to the Holding Company. National Bancshares’s ability to obtain funds for the payment of dividends and for other cash requirements depends on the amount of dividends that may be paid to it by the Bank. Under the National Bank Act and OCC Rule 5.64, without OCC approval a national bank may not pay a cash dividend if the amount of the dividend exceeds retained net income for the year and for the two preceding years (after any required transfers to surplus). A national bank’s ability to pay dividends may be affected also by the OCC’s capital maintenance requirements. Moreover, regulatory authorities may prohibit banks and bank holding companies from paying dividends if payment of dividends would constitute an unsafe and unsound banking practice.

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

Community Reinvestment Act. Under the Community Reinvestment Act of 1977 (“CRA”) and implementing regulations of the banking agencies, a financial institution has a continuing and affirmative obligation – consistent with safe and sound operation – to respond to the credit needs of its entire community, including low- and moderate-income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions, nor does it limit an institution’s discretion to develop the types of products and services it believes are best suited to its particular community. The CRA requires that bank regulatory agencies conduct regular CRA examinations and provide written evaluations of institutions’ CRA performance. The CRA also requires that an institution’s CRA performance rating be made public. CRA performance evaluations are based on a four-tiered rating system: Outstanding, Satisfactory, Needs to Improve and Substantial Noncompliance. Since the inception of the CRA, banking institutions – particularly the largest banks and savings associations – have faced increasingly difficult regulatory obstacles and public interest group objections in connection with their regulatory applications, including institutions that have received the highest possible CRA ratings.

Although CRA examinations occur on a regular basis, CRA performance evaluations have been used principally in the evaluation of regulatory applications submitted by an institution. CRA performance evaluations are considered in evaluating applications for such things as mergers, acquisitions, and applications to open branches. A bank holding company cannot elect to be a “financial holding company” – with the expanded securities, insurance and other powers that designation entails – unless all of the depository institutions owned by the holding company have a CRA rating of satisfactory or better. Following a CRA examination as of April 25, 2011, the Bank’s most recent examination, the Bank received a rating of “Satisfactory.”

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

Dodd-Frank Wall Street Reform and Consumer Protection Act

On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was signed into law. The goals of the Dodd-Frank Act include restoring public confidence in the financial system following the financial and credit crises, preventing another financial crisis and allowing regulators to identify failings in the system before another crisis can occur. Further, the Dodd-Frank Act is intended to effect a fundamental restructuring of federal banking regulation by taking a systemic view of regulation rather than focusing on prudential regulation of individual financial institutions. However, the Dodd-Frank Act itself may be more appropriately considered as a blueprint for regulatory change, as many of the provisions in the Dodd-Frank Act require that regulatory agencies draft implementing regulations. In many cases, such implementing regulations have not yet been promulgated and it may be, in some cases, years before the study and rulemaking processes called for by the Dodd-Frank Act are concluded. Among other significant developments, the Dodd-Frank Act creates a new Financial Stability Oversight Council to identify systemic risks in the financial system, and in an effort to end the notion that any financial institution is “too big to fail,” gives federal regulators new authority to take control of and liquidate systemically important but distressed financial firms. The Dodd-Frank Act additionally creates a new independent federal regulator, the Consumer Financial Protection Bureau (the “CFPB”), which will exclusively draft rules for designated federal consumer protection laws and which will share examination, supervision and enforcement authority with other federal regulators. Despite its broad scope, the Dodd-Frank Act generally does not provide significant regulatory reform regarding Fannie Mae, Freddie Mac or the Federal Home Loan Bank System. The Dodd-Frank Act is expected to have a significant impact on the Corporation’s business operations as its provisions take effect. Among the provisions that are likely to affect the Corporation or the Bank are the following:

Deposit Insurance. The Dodd-Frank Act permanently increases the maximum deposit insurance amount for banks, savings institutions and credit unions to $250,000 per depositor, and extends unlimited deposit insurance to most noninterest-bearing transaction accounts until December 31, 2012. The Dodd-Frank Act also broadens the base for FDIC insurance assessments. Assessments will now be based on the average consolidated total assets less tangible equity capital of an institution, rather than on the deposit base of such institution. The Dodd-Frank Act (i) requires the FDIC to increase the DIF’s reserve ratio from 1.15% to 1.35% of insured deposits by September 30, 2020, (ii) removes the upper limit of 1.5% on the DIF’s designated reserve ratio, which is a long-term target ratio, and (iii) requires the FDIC to offset the effect on insured depository institutions with total consolidated assets of less than $10 billion. The Dodd-Frank Act also eliminates the requirement that the FDIC pay dividends from the DIF when the reserve ratio is between 1.35% and 1.5%, and continues the FDIC’s authority to declare dividends when the reserve ratio at the end of a calendar year is at least 1.5%. However, the FDIC is granted sole discretion in determining whether to suspend or limit the declaration or payment of dividends.

Corporate Governance. The Dodd-Frank Act and the implementing regulations thereunder require publicly traded companies to give shareholders a non-binding vote on (i) executive compensation, commonly referred to as a “say-on-pay” vote, at their first annual meeting taking place after January 21, 2011 and at least once every three years thereafter and (ii) on so-called “golden parachute” payments in connection with approvals of mergers and acquisitions unless previously voted on by shareholders. On January 25, 2011, the SEC adopted a temporary exemption for smaller reporting companies from having to conduct “say on pay” and “say on pay frequency” votes. Smaller reporting companies are not required to conduct say-on-pay and frequency votes until annual meetings occurring on or after January 21, 2013. The new legislation also authorizes the SEC to promulgate rules that would allow shareholders to nominate their own candidates using a company’s proxy materials. As of August 2010, the SEC has adopted such a rule, which would require public companies to provide shareholders with access to the proxy statement for their nominees; however, the SEC has agreed to an indefinite stay of the effectiveness of the rule until litigation surrounding its implementation has been resolved. Additionally, the Dodd-Frank Act directs the federal banking regulators to promulgate rules prohibiting excessive compensation paid to executives of depository institutions and their holding companies with assets in excess of $1.0 billion, regardless of whether the company is publicly traded or not. During April 2011, federal banking and other regulators issued a proposed rule which would prohibit covered financial institutions from having incentive compensation arrangements which provide excessive compensation or which could expose the institution to inappropriate risks that could lead to material financial loss. However, as of January 2012 no final rule has yet been adopted. The Dodd-Frank Act also prohibits broker discretionary voting on elections of directors and executive compensation matters. Accordingly, in 2010 and 2011, the SEC approved proposed rule amendments for several stock exchanges, including NASDAQ, on which exchange the Corporation’s common stock is traded, to conform to the broker discretionary voting prohibitions.

Consumer Financial Protection Bureau; Mortgage Origination. The Dodd-Frank Act creates a new, independent federal agency, the CFPB, which is granted broad rulemaking, supervisory and enforcement powers under various designated federal consumer financial protection laws, including the Equal Credit Opportunity Act, Truth in Lending Act, Real Estate Settlement Procedures Act, Fair Credit Reporting Act, Fair Debt Collection Act, the Consumer Financial Privacy provisions of the Gramm-Leach-Bliley Act and certain other statutes. The CFPB is charged with protecting consumers from unfair or deceptive financial products, acts or practices and the Corporation expects that the CFPB, once it is fully operational, will take an aggressive stance in consumer protection matters. For purposing of assessing compliance with designated federal consumer financial protection laws, the CFPB has exclusive examination and primary enforcement authority with respect to depository institutions with $10 billion or more in total assets. Following the June 30, 2011 initial determination of whether an institution has $10 billion or more in total assets, such $10 billion threshold will be determined by regulators on the basis of whether an institution has reported $10 billion or more in total assets in its quarterly call report for four consecutive quarters. Smaller institutions, including the Bank, are subject to rules promulgated by the CFPB but continue to be examined and supervised by the federal banking regulators responsible for such institutions prior to July 21, 2011. On July 21, 2011, enforcement and rulemaking authority for consumer financial protection was officially transferred from other federal regulators to the CFPB.

The Dodd-Frank Act prohibits creditors from making residential mortgage loans unless the creditor makes a good faith determination, based on verified and documented information that, at the time loan was consummated, the consumer had the reasonable ability to repay the loan, according to its terms, as well as all applicable taxes, insurance and assessments and further authorizes the CFPB to establish certain minimum standards regarding same. In April 2011, the FRB proposed ability to repay regulations and the CFPB, which as of July 21, 2011 assumed responsibility for drafting regulations under the Truth In Lending Act of 1968, as amended (“TILA”), indicated that it anticipated finalizing such regulations in early 2012. In addition, the Dodd-Frank Act allows borrowers to raise certain defenses to foreclosure if they receive any loan other than a “qualified mortgage” (which term remains to be defined by the CFPB), or if anti-steering prohibitions, discussed below, are violated.

The Dodd-Frank Act also contains a series of new mortgage loan origination standards including prohibiting mortgage originators, which includes loan officers of banks, from receiving from any person, or any person from paying such mortgage originator, directly or indirectly, compensation that varies based on terms of a loan other than the principal amount of the loan. In addition, the CFPB is required to prescribe regulations prohibiting mortgage originators from (i) steering any consumer to a loan that (a) the consumer lacks the reasonable ability to repay, or (b) has predatory characteristics or effects such as equity stripping, excessive fees or abusive terms; (ii) steering any consumer from a “qualified mortgage” to a non-qualified mortgage when the consumer qualifies for a qualified mortgage; (iii) abusive or unfair lending practices that promote disparities among consumers of equal creditworthiness but of different race, ethnicity, gender, or age, and (iv) engaging in certain other conduct. In September 2010 and independent of the Dodd-Frank Act’s requirements, the FRB enacted similar regulations regarding anti-steering and loan originator compensation, and these regulations will eventually be supplemented or revised by the rules to be promulgated pursuant to the Dodd-Frank Act. Although there are many elements of a “qualified mortgage,” and the CFPB has the authority to revise the definition of a qualified mortgage as it deems appropriate, one element which must be satisfied to be a qualified mortgage is that total points and fees payable in connection with a loan may not exceed 3% of the total loan amount. The Dodd-Frank Act also prohibits prepayment penalties for all loans that are not qualified mortgages and, for qualified mortgages, prepayment penalties must be phased out over a three-year period following consummation of the loan. Lenders will also be required to offer a loan without a prepayment penalty if they offer a loan with a prepayment penalty.

The Dodd-Frank Act permits states to adopt consumer protection laws and standards that are more stringent than those adopted at the federal level and, in certain circumstances, permits state attorneys general to enforce compliance with both the state and federal laws and regulations. Under amendments to the Fair Credit Reporting Act of 1978 (the “FCRA”), effective January 1, 2011, a creditor is required to either provide (i) a notice (a “Risk-Based Pricing Notice”) to a consumer when, based in whole or part on information in a consumer report, the creditor provides credit to the consumer on material terms that were materially less favorable than the most favorable terms available from that creditor to a substantial proportion of other consumers or (ii) in lieu of providing a Risk-Based Pricing Notice to a consumer receiving worse credit terms, a creditor may provide a credit score exception notice to the consumer who requested credit. Effective July 21, 2011, the Dodd-Frank Act amended the FCRA to require that if a consumer is to receive a Risk-Based Pricing Notice, the creditor must disclose the consumer’s credit score and certain additional information relating to the credit score in its Risk-Based Pricing Notice. During 2011, the FRB and the Federal Trade Commission jointly published additional final rules requiring that additional information be disclosed in Risk-Based Pricing Notices and provided model Risk-Based Pricing Notices containing the additional information required for disclosure.

Transactions with Affiliates and Insiders. Effective July 21, 2011, the Dodd-Frank Act will apply Section 23A of the Federal Reserve Act and Section 22(h) of the Federal Reserve Act (governing transactions with insiders) to derivative transactions, repurchase agreements and securities lending and borrowing transactions that create credit exposure to an affiliate or an insider. Any such transactions with affiliates must be fully secured. The current exemption from Section 23A for transactions with financial subsidiaries will be eliminated. The Dodd-Frank Act will additionally prohibit an insured depository institution from purchasing an asset from, or selling an asset to, an insider unless the transaction is on market terms and, if representing more than 10% of capital, is approved in advance by the institution’s disinterested directors.

Interstate Branching. The Dodd-Frank Act authorizes national and state banks to establish de novo branches in other states to the same extent as a bank chartered by that state would be permitted to branch. Previously, as provided in the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the “Interstate Act”), banks could only establish branches in other states if the host state expressly permitted out-of-state banks to establish branches in that state. Accordingly, banks will be able to enter new markets more freely, but will still need to adhere to the applicable state law requirements of the host state.

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

Debit Card Interchange Fees; Expansion of TILA Requirements. The Dodd-Frank Act established a “reasonable and proportional” standard concerning debit card interchange fees. Debit card interchange fees are established by payment card networks and ultimately paid by merchants to debit card issuers for each electronic debit transaction. The FRB adopted a final rule providing that, effective October 1, 2011, the maximum permissible interchange fee that an issuer may receive for an electronic debit transaction will be the sum of 21 cents per transaction plus five basis points multiplied by the value of the transaction. An additional upward adjustment of no more than one cent to an issuer’s debit card interchange fee is available if the issuer certifies that it has developed and implemented policies and procedures reasonably designed to achieve the fraud-prevention standards set out in an accompanying interim final rule. Although the final rule’s restrictions on debit card interchange fees apply only to debit card issuers who, when combined with affiliates, have $10 billion or more in assets, it is not clear what, if any, the long-term market effects will be on debit card issuers having assets below $10 billion, such as the Bank.

Whistleblower Provisions. As part of its Dodd-Frank mandate, the SEC has adopted a regulation to incentivize and protect individuals, commonly referred to as whistleblowers, to report violations of federal securities laws. Among other things, the rule provides that if an individual voluntarily provides original information to the SEC which relates to a possible violation of the federal securities laws and such report leads to a successful enforcement action in which the SEC or other authorities obtain monetary sanctions totaling more than $1,000,000, then the whistleblower is eligible for a monetary award. The amount of the award is in the discretion of the SEC but, if all eligibility criteria are met and a whistleblower claim is properly submitted to the SEC by the individual, the SEC will pay an award equal to at least ten percent but no more than 30 percent of the monetary sanctions that the SEC and the other authorities are able to collect. The SEC’s whistleblower rule became effective August 12, 2011.

The Dodd-Frank Act contains many other provisions which may affect the Corporation or the Bank. Accordingly, the topics discussed above are only a representative sample of the types of regulatory issues in the Dodd-Frank Act that have an impact on the Corporation and the Bank.

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

Location	County	Net Book Value (Dollars in Thousands)
Main Office:
112 West Market Street	Wayne	$1,124
Orrville, Ohio 44667

Other Full-service Offices:
12 West Main Street	Wayne	$455
Dalton, Ohio 44618

1320 West High Street	Wayne	$668
Orrville, Ohio 44667

4934 Kidron Road	Wayne	$725
Kidron, Ohio 44636

153 East Main Street	Wayne	$511
Smithville, Ohio 44677

15974 East Main Street	Wayne	$288
Mt. Eaton, Ohio 44659

7227 Lincoln Way East	Wayne	$95
Apple Creek, Ohio 44606

1725 Cleveland Road	Wayne	$683
Wooster, Ohio 44691

4192 Burbank Road	Wayne	$1,083
Wooster, Ohio 44691

Location	County	Net Book Value (Dollars in Thousands)
211 Lincoln Way East	Stark	$1,299
Massillon, Ohio 44646
2312 Lincoln Way N.W.	Stark	$641
Massillon, Ohio 44647
106 Ainsworth Street	Medina	$256
Lodi, Ohio 44254
4885 Atlantic Drive	Medina	$989
Seville, Ohio 44667
3085 West Market Street	Summit	$2,817	(1)
Fairlawn, OH 44303

Cash ATM Only:

1720 North Main Street	Wayne	$119
Orrville, OH 44667

51 Massillon Marketplace Drive S.W.	Stark	$0
Massillon, OH 44646
(leased location)

Loan Production Office:

1020 East State Street	Columbiana	$3
Salem, OH 44460
(leased location)

Operations Center:

1444 North Main Street
Orrville, OH 44667	Wayne	$416

(1)	$421 thousand represents the leasehold improvements and equipment of the Bank. $2,309 represents the investment in the land and buildings by NBOH Properties, LLC.

At December 31, 2011 the net book value of the Bank’s investment in premises and equipment totaled $12.2 million. The full-service in Fairlawn, Ohio is located in a multi-tenant building owned by NBOH Properties, LLC. The Bank’s electronic data processing functions are performed under contract with an electronic data processing services firm that performs services for financial institutions throughout the Midwest.

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

ITEM 4 – [REMOVED AND RESERVED]

Part II

ITEM 5 – MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Incorporated by reference to “Price Range of Common Stock” appearing on page 64 of National Bancshares’s 2011 Annual Report. National Bancshares had 826 shareholders of record as of March 2, 2012.

Because National Bancshares is dependent on its Bank subsidiary for earnings and funds necessary to pay dividends, the ability of National Bancshares to pay dividends to its shareholders is subject to bank regulatory restrictions. See, “Supervision and Regulation – Limits on Bank Dividends to the Holding Company.”

Incorporated by reference to “Comparison of Five-Year Cumulative Total Return Of National Bancshares Corporation, S&P 500 Stock Index, and S&P 500 Bank Index” appearing on page 63 of National Bancshares Corporation’s 2011 Annual Report.

EQUITY COMPENSATION PLAN INFORMATION

as of December 31, 2011

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Restricted stock awards issued		Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by the security holders	84,500	(1)	10,901	(2)	128,047
Equity compensation plans not approved by the security holders	0		0		0
Total	84,500		10,901		128,047

(1)	Weighted-average exercise price of outstanding options, warrants and rights is $15.70
(2)	The fair value of a restricted stock award issued on December 23, 2009 for 3,605 shares was $14.01; the fair value of a restricted stock award issued on January 3, 2011 for 3,744 shares was $13.00 per share; the fair value of a restricted stock award issued on July 1, 2011 for 3,552 shares was $13.70 per share. Fair value was determined using the closing market price of National Bancshares’ common stock on the date of the grant.

A description of the equity compensation plan is incorporated by reference to “Note 13 – Stock-Based Compensation” appearing on pages 49 and 50 of National Bancshares’s 2011 Annual Report.

Issuer Purchase and Sales of Equity Securities

No equity securities of National Bancshares were repurchased or sold by it during 2011.

ITEM 6 – SELECTED FINANCIAL DATA

Incorporated by reference to “Selected Financial Data” appearing on pages 6 and 7 of National Bancshares’s 2011 Annual Report.

ITEM  7 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Incorporated by reference appearing on pages 8 through 26 of National Bancshares’s 2011 Annual Report.

ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information concerning the interest-rate risks to which First National Bank’s assets and liabilities are exposed is contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing on pages 21 and 22 of National Bancshares’s 2011 Annual Report.

ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements and the Report of Independent Registered Public Accounting Firm are incorporated by reference from pages 27 through 59 of National Bancshares’s 2011 Annual Report.

ITEM 9 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

No changes in or disagreements with the independent accountants have occurred in the two most recent fiscal years or since the end of December 31, 2011.

ITEM 9AT – CONTROLS AND PROCEDURES

The Corporation’s management is responsible for establishing and monitoring adequate internal controls over financial reporting of the Corporation. With the participation of the President and Chief Executive Officer, and the Chief Financial Officer, management carried out an evaluation of the effectiveness of the design and operation of National Bancshares’s disclosure controls and procedures as of the end of 2011. Based upon that evaluation, the President and Chief Executive Officer, and the Chief Financial Officer concluded that as of December 31, 2011 National Bancshares’s disclosure controls and procedures were effective to ensure that information required to be disclosed by National Bancshares in reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

During the fourth quarter of 2011 there were no changes in National Bancshares’s internal controls over financial reporting that have materially affected or are reasonably likely to affect National Bancshares’s internal controls over financial reporting.

The report of Management on the Corporations’ Internal Control Over Financial Reporting is incorporated by reference on page 61 of National Bancshares’s 2011 Annual Report.

ITEM 9B – OTHER INFORMATION

None

Part III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information concerning the directors of National Bancshares is incorporated by reference from pages 4 through 7 of the definitive proxy statement for the 2012 annual meeting of shareholders, filed or to be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2011. Disclosure by National Bancshares about directors’ and executive officers’ compliance with Section 16(a) of the Securities Exchange Act of 1934 appears on page 17 of the proxy statement for the 2012 annual meeting, and it is incorporated herein by reference.

The executive officers of National Bancshares and First National Bank are—

Name	Age	Position
Mark R. Witmer	47	President and Chief Executive Officer of National Bancshares and the Bank since January 1, 2012. Mr. Witmer served as Senior Vice President, Agribusiness and Community Banking from August 16, 2011 until December 31, 2011. Mr. Witmer served as Vice President, Agribusiness and Community Banking from July 26, 2010 until August 21, 2011. Mr. Witmer served as Dealer/Manager, Executive Vice President and Chief Credit Officer at Farm Credit, Kentucky and Pennsylvania from July 2007 until July 2010. Prior to his duties with Farm Credit, Mr. Witmer was Senior Vice President at Sky Bank, Salineville, Ohio from September 2000 until July 2007.

Myron Filarski	63	Executive Vice President and Chief Operating Officer for First National Bank since January 1, 2012. Mr. Filarski served as Senior Vice President, Retail Banking, Mortgage and Consumer Lending for First National Bank from July 2010 until December 31, 2011. Prior to joining the Bank, Mr. Filarski was President of Keybank Mortgage. He was the Senior Vice President for mortgage lending at Fifth Third Bank, N.E. Ohio, Senior Vice President, Second National Bank, Warren, Ohio and President of Mortgage Banking for Signal Bank in Wooster, Ohio. Mr. Filarski was Executive Vice President of the Leader Mortgage Company from 1992 to 1996. Mr. Filarski began his banking career at Transohio Savings Bank, Cleveland, Ohio, a $6.6 billion bank, where he moved from management trainee to branch manager then Vice President. From 1984 to 1991 he was President and CEO of Transohio.

Thomas R. Poe	57	Executive Vice President and Senior Loan Officer of First National Bank since January 1, 2012. Mr. Poe served as Senior Vice President and Senior Loan Officer of First National Bank from January 2009 until December 31, 2011. Mr. Poe began his banking career with National City Bank, where he spent 27 years. For the last ten years he was President and CEO of National City Commercial Finance Inc. Prior to that he was Senior Vice President and Regional Manager for the middle-market group of the Cleveland Corporate Banking division. Mr. Poe left National City in 2004 to become Managing Director with GMAC Structured Finance Group. In 2008 he joined MidCap Business Credit, L.L.C. He has over 33 years experience in banking focusing on commercial and asset-based lending. He currently serves on the Boards of Cleveland Vicon Corporation and Philpott Rubber Company.

James R. VanSickle	41	Senior Vice President and Chief Financial Officer of National Bancshares Corporation and Senior Vice President and Chief Financial Officer of First National Bank since June 2007. Mr. VanSickle is the principal financial and accounting officer. Prior to joining First National Bank, he worked with Crowe Chizek and Company LLC as an Executive in the firm’s Financial Institutions Group. He joined Crowe in 1992 and was promoted to Executive in 2003.

Richard A. White	49	Vice President and Senior Credit Officer of First National Bank since January 2010. Previously, Mr. White has worked for Grant Thornton, KeyBank and National City Business Credit. He has over 25 years of finance experience as staff auditor, field examination manager, bank operations, asset-based lending and business credit. Prior to joining First National Bank, Mr. White founded Richard Allen Associates, a lender services firm.

John L. Falatok	53	Senior Vice President, Market Manager for First National Bank since May 2009. Mr. Falatok has over 29 years of banking experience in various lending capacities, including business development, credit policy, community development and corporate services with financial institutions of all sizes including The Huntington National Bank, SkyBank, Society National Bank. Mr. Falatok began his career as a credit analyst and was most recently a Business Banking Market Manager with Huntington National Bank, where he was responsible for the development and management of commercial loans in the Greater Akron/Canton Region. Mr. Falatok is a Certified Public Accountant.

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

National Bancshares’s Board of Directors has determined that it has at least one “audit committee financial expert” serving on the Audit Committee. National Bancshares considers Director John Cook, CPA, Ph. D. to be an Audit Committee Financial Expert, based on his experience as partner in an accounting firm. Information regarding the Audit Committee is incorporated by reference to pages 10 and 11 of National Bancshares’ Proxy Statement for the 2012 annual meeting, under the caption “Audit Committee” and “Audit Committee Report.”

ITEM 11 – EXECUTIVE COMPENSATION

Incorporated by reference from pages 14 and 15 of the definitive Proxy Statement for the 2012 annual meeting of shareholders, filed or to be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2011.

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated by reference from page 3 of the definitive Proxy Statement for the 2012 annual meeting of shareholders, filed or to be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2011.

ITEM 13 – CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Incorporated by reference from pages 17 and 18 of the definitive Proxy Statement for the 2012 annual meeting of shareholders, filed or to be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2011.

ITEM 14 – PRINCIPAL ACCOUNTANT FEES AND SERVICES

Incorporated by reference from page 9 of the definitive Proxy Statement for the 2012 annual meeting of shareholders, filed or to be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2011.

PART IV

ITEM 15 – EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)	Financial Statements

The following financial statements are included in this document in Item 8:

•	Report of Independent Registered Public Accounting Firm

•	Consolidated Balance Sheets as of December 31, 2011 and 2010

•	Consolidated Statements of Income for the Years Ended December 31, 2011, 2010, and 2009

•	Consolidated Statements of Changes in Shareholders’ Equity for the Years Ended December 31, 2011, 2010, and 2009

•	Consolidated Statements of Cash Flows for the Years Ended December 31, 2011, 2010, and 2009

•	Notes to Consolidated Financial Statements

(a)(2)	Financial Statement Schedules

Financial Statement Schedules have been omitted because they are not applicable or the required information is shown elsewhere in the document in the Financial Statements or Notes thereto, or in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section.

(a)(3)	Exhibits

See the list of exhibits below

(b)	Exhibits Required by Item 601 of Regulation S-K

Exhibit Number	Description	Location

3.1	Amended Articles of Incorporation	Incorporated by reference to the identically numbered exhibit to the Annual Report on Form 10-K for the fiscal year ended December 31, 2003, filed on March 26, 2004

3.	Amended By-Laws	Incorporated by reference to the identically numbered exhibit to the Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed on March 28, 2008

10.1*	Directors’ Defined Benefit Plan Agreement	Incorporated by reference to the identically numbered exhibit to the Annual Report on Form 10-K for the fiscal year ended December 31, 2000, filed on March 25, 2001

10.2*	Employment Agreement entered into by David C. Vernon and National Bancshares and First National Bank	Incorporated by reference on Form 8-K dated November 27, 2007.

10.3*	Employment Agreement entered into by James R. VanSickle and National Bancshares and First National Bank	Incorporated by reference on Form 8-K dated June 19, 2007.

10.4*	Special Separation Agreement entered into by Thomas R. Poe and National Bancshares and First National Bank	Incorporated by reference on Quarterly Report 10-Q filed November 16, 2009

10.5*	Special Separation Agreement entered into by Myron Filarski and National Bancshares and First National Bank	Incorporated by reference on Quarterly Report 10-Q filed November 2, 2010

10.6*	Amendment to Employment Agreement entered into by David C. Vernon and National Bancshares Corporation and First National Bank	Incorporated by reference to the identically numbered exhibit to the Annual Report on Form 10-K for the fiscal year ended December 31, 2010, filed on March 29, 2011

(b)	Exhibits Required by Item 601 of Regulation S-K (continued)

Exhibit Number	Description	Location

10.7*	Amendment to Employment Agreement entered into by David C. Vernon and National Bancshares Corporation and First National Bank	Filed herewith

13	2011 Annual Report to Security Holders	Filed herewith

14.1	Code of Business Conduct and Ethics	Filed herewith

14.2	Code of Ethical Conduct for Finance Officers	Filed herewith

21	Subsidiaries	Filed herewith

23	Consent of Crowe Horwath LLP	Filed herewith

31.1	Certification of Chief Executive Officer under Sarbanes-Oxley Act Section 302	Filed herewith

31.2	Certification of Chief Financial Officer under Sarbanes-Oxley Act Section 302	Filed herewith

32	Certification pursuant to 18 U.S.C. Section 1350, as enacted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

101.INS	Instance Document

101.SCH	Schema Document

101.CAL	Calculation Linkbase Document

101.LAB	Labels Linkbase Document

101.PRE	Presentation Linkbase Document

101.DEF	Definition Linkbase Document

*	Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

National Bancshares Corporation

By:	/s/ Mark R. Witmer
Mark R. Witmer
President and Chief Executive Officer

Date: March 27, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Mark R. Witmer	March 27, 2012
Mark R. Witmer
President, Chief Executive Officer, and Director

/s/ James R. VanSickle	March 27, 2012
James R. VanSickle, Sr. Vice President & Chief Financial Officer
(Principal Accounting and Financial Officer)

/s/ John Cook, CPA, Ph. D.	March 27, 2012
John Cook, CPA, Ph. D., Director

/s/ Bobbi E. Douglas	March 27, 2012
Bobbi E. Douglas, Director

/s/ John W. Kropf	March 27, 2012
John W. Kropf, Director

/s/ John L. Muhlbach, Jr	March 27, 2012
John L. Muhlbach, Jr., Director

/s/ Victor B. Schantz	March 27, 2012
Victor B. Schantz, Director

/s/ Stephen W. Schmid	March 27, 2012
Stephen W. Schmid, Director

/s/ James R. Smail	March 27, 2012
James R. Smail, Director

/s/ David C. Vernon	March 27, 2012
David C. Vernon, Director

/s/ Howard J. Wenger	March 27, 2012
Howard J. Wenger, Director

/s/ Albert W. Yeagley	March 27, 2012
Albert W. Yeagley, Director