Form 10-Q
period 2012-03-31
NATIONAL BANCSHARES CORP /OH/
filed 2012-05-14
CIK 790362

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of May 14, 2012.

Common Stock, Without Par Value: 2,216,599 shares Outstanding

NATIONAL BANCSHARES CORPORATION

Item 1. Financial Statements

NATIONAL BANCSHARES CORPORATION

CONSOLIDATED BALANCE SHEETS (Unaudited)

(dollars in thousands)
	Mar. 31, 2012	Dec. 31, 2011
ASSETS
Cash and due from banks	$23,125	$15,213
Time deposits with other financial institutions	—	246
Securities available for sale	145,930	150,175
Restricted equity securities	3,220	3,220
Loans held for sale	—	207
Loans, net of allowance for loan losses:
March 31, 2012 - $3,184; December 31, 2011 - $3,163	222,346	213,952
Premises and equipment, net	11,965	12,173
Goodwill	4,723	4,723
Accrued interest receivable	1,535	1,404
Cash surrender value of life insurance	2,665	2,649
Other assets	2,222	2,124

Total assets	$417,731	$406,086

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Noninterest bearing	$78,817	$70,810
Interest bearing	273,591	269,854

Total deposits	352,408	340,664
Repurchase agreements	9,816	10,168
Federal Home Loan Bank advances	8,000	8,000
Accrued interest payable	207	219
Accrued expenses and other liabilities	4,144	4,290

Total liabilities	374,575	363,341
SHAREHOLDERS’ EQUITY
Common stock, no par value; 6,000,000 shares authorized; 2,289,528 shares issued	11,447	11,447
Additional paid-in capital	4,836	4,815
Retained earnings	24,840	24,335
Treasury stock, at cost (72,929 and 76,259 shares)	(1,430)	(1,495)
Accumulated other comprehensive income	3,463	3,643

Total shareholders’ equity	43,156	42,745

Total liabilities and shareholders’ equity	$417,731	$406,086

See accompanying notes to consolidated financial statements.

NATIONAL BANCSHARES CORPORATION

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (Unaudited)

(dollars in thousands, except per share data)
	Three months ended
	Mar. 31, 2012	Mar. 31, 2011
Interest and dividend income
Loans, including fees	$2,772	$2,518
Securities:
Taxable	612	739
Nontaxable	455	390
Federal funds sold and other	11	28

Total interest and dividend income	3,850	3,675

Interest expense
Deposits	392	485
Short-term borrowings	10	11
Federal Home Loan Bank advances	51	82

Total interest expense	453	578

Net interest income	3,397	3,097
Provision for loan losses	149	147

Net interest income after provision for loan losses	3,248	2,950

Noninterest income
Checking account fees	256	266
Visa check card interchange fees	138	121
Deposit and miscellaneous service fees	100	75
Mortgage banking activities	70	37
Securities gains, net	—	5
Loss on sale of other real estate owned	(4)	—
Gain on sale of loans guaranteed by SBA	—	128
Other	76	100

Total noninterest income	636	732

Noninterest expense
Salaries and employee benefits	1,493	1,494
Data processing	295	283
Net occupancy	353	367
FDIC Assessment	78	136
Professional and consulting fees	97	150
Franchise tax	99	93
Maintenance and repairs	64	77
Amortization of intangibles	—	21
Telephone	59	59
Marketing	60	60
Director fees	47	49
Directors pension expense	12	11
Software expense	67	54
Postage and supplies	79	74
Other	243	218

Total noninterest expense	3,046	3,146

Income before income tax expense	838	536
Income tax expense	138	49

Net income	700	487

(Continued)

NATIONAL BANCSHARES CORPORATION

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (Unaudited)

(Continued)

	Three months ended
	Mar. 31, 2012	Mar. 31, 2011
Other comprehensive income (loss):
Unrealized appreciation (depreciation) in fair value of securities available for sale, net of taxes of $(93) and $193	(180)	371
Reclassification adjustment for realized gains included in earnings, net of taxes of $0 and $2	—	(3)

Total other comprehensive income, net of taxes	(180)	368

Comprehensive income	$520	$855

Weighted average basic common shares outstanding	2,216,526	2,209,717

Weighted average diluted common shares outstanding	2,218,827	2,209,717

Basic and diluted earnings per common share	$0.32	$0.22

Dividends declared per common share	$0.08	$0.08

See accompanying notes to consolidated financial statements.

NATIONAL BANCSHARES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

(dollars in thousands, except per share data)

	Three months ended,
	Mar. 31, 2012	Mar. 31, 2011
Balance at beginning of period	$42,745	$38,981

Comprehensive income
Net income	700	487
Other comprehensive income	(180)	368

Total comprehensive income	520	855

Stock awards issued from Treasury Shares (3,330 and 3,744 shares)	48	50
Compensation expense under stock-based compensation plans	21	10

Cash dividends declared ($0.08 per share in 2012 and 2011)	(178)	(177)

Balance at end of period	$43,156	$39,719

See accompanying notes to consolidated financial statements.

NATIONAL BANCSHARES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(dollars in thousands, except per share data)

	Three months ended
	Mar. 31, 2012	Mar. 31, 2011
Net cash from operating activities	$1,721	$344

Cash flows from investing activities
Proceeds from time deposits with other financial institutions	246	1,968
Securities available for sale
Proceeds from maturities and repayments	8,492	7,513
Proceeds from sales	—	1,114
Purchases	(4,964)	(3,181)
Purchases of property and equipment	(12)	(164)
Proceeds from the sale of loans guaranteed by SBA	—	1,832
Proceeds from the sale of other real estate owned	14	—
Net change in loans	(8,799)	(4,846)

Net cash from investing activities	(5,023)	4,236

Cash flows from financing activities
Net change in deposits	11,744	7,434
Net change in short-term borrowings	(352)	(390)
Repayments of Federal Home Loan Bank advances	—	(3,000)
Dividends paid	(178)	(176)

Net cash from financing activities	11,214	3,868

Net change in cash and cash equivalents	7,912	8,448

Beginning cash and cash equivalents	15,213	12,837

Ending cash and cash equivalents	$23,125	$21,285

Supplemental Disclosures
Cash paid for interest	$465	$607
Cash paid for income taxes	$310	$—
Supplemental noncash disclosures:
Transfer from loans to other real estate owned	$324	$54
Issuance of stock awards	$48	$50
Transfer from loans to loans held for sale	$—	$1,708

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

The consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q, but do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These statements should be read in conjunction with the consolidated financial statements and footnotes in the Company’s annual report on Form 10-K for the year ended December 31, 2011. The Company believes the disclosures are adequate to make the information presented not misleading; however, the results of operations and other data presented for the periods presented are not necessarily indicative of results to be expected for the entire fiscal year.

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

Cash Flows

Cash and cash equivalents include cash and deposits with other banks with original maturities under 90 days, and federal funds sold. Net cash flows are reported for customer loan and deposit transactions, repurchase agreements and other short-term borrowings.

Earnings Per Common Share

Earnings per common share is net income divided by the weighted average number of shares outstanding during the period. Diluted earnings per share includes the dilutive effect of additional potential common shares issuable under stock options. 101,000 and 89,000 stock options were not considered in computing diluted earnings per common share for the three month periods ending March 31, 2012 and 2011, respectively, because they were antidilutive.

Adoption of New Accounting Standards

In May, 2011, the FASB issued an amendment to achieve common fair value measurement and disclosure requirements between U.S. and International accounting principles. Overall, the guidance is consistent with existing U.S. accounting principles; however, there are some amendments that change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. The amendments in this guidance are effective for interim and annual reporting periods beginning after December 15, 2011. The adoption of this guidance has resulted in added disclosure in the consolidated financial statements.

In June 2011, the FASB amended existing guidance and eliminated the option to present the components of other comprehensive income as part of the statement of changes in shareholder’s equity. The amendment requires that comprehensive income be presented in either a single continuous statement or in two separate consecutive statements. The amendments in this guidance are effective as of the beginning of a fiscal reporting year, and interim periods within that year, that begins after December 15, 2011. Early adoption is permitted. The adoption of this amendment had no impact on the consolidated financial statements as the current presentation of comprehensive income is in compliance with this amendment.

Note 2 – Securities

(dollars in thousands)

Securities consist of the following at March 31, 2012 and December 31, 2011:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Mar. 31, 2012
U.S. Government and federal agency	$2,276	$22	$—	$2,298
State and municipal	53,797	3,200	(9)	56,988
Mortgage-backed: residential	84,588	2,084	(47)	86,625
Equity securities	23	—	(4)	19

Total	$140,684	$5,306	$(60)	$145,930

Dec. 31, 2011
U.S. Government and federal agency	$2,430	$16	$—	$2,446
State and municipal	53,841	3,592	(10)	57,423
Mortgage-backed: residential	88,362	2,060	(136)	90,286
Equity securities	23	—	(3)	20

Total	$144,656	$5,668	$(149)	$150,175

	For the three months ended
	March 31, 2012	March 31, 2011
Sales of available for sale securities were as follows:
Proceeds	$—	$1,114
Gross gains	—	5
Gross losses	—	—

The tax provision related to net realized gains and losses for the three months ended March 31, 2012 and 2011 was $0 and $2.

The fair value of securities at March 31, 2012 by contractual maturity were as follows. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

	Amortized Cost	Fair Value
Due in one year or less	$2,176	$2,177
Due from one to five years	5,951	6,173
Due from five to ten years	19,715	21,099
Due after ten years	28,231	29,837
Mortgage-backed: residential	84,588	86,625
Equity securities	23	19

Total	$140,684	$145,930

Securities pledged at March 31, 2012 and December 31, 2011 had a fair value of $84,983 and $63,941 and were pledged to secure public deposits and repurchase agreements.

At March 31, 2012 and December 31, 2011, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of shareholders’ equity.

Securities with unrealized losses at March 31, 2012 and December 31, 2011, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

	Less than 12 months		12 months or more		Total
Mar. 31, 2012	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
State and municipal	$880	$(5)	$321	$(4)	$1,201	$(9)
Mortgage-backed: residential	11,413	(47)	—	—	11,413	(47)
Equity securities	23	(4)	—	—	23	(4)

Total temporarily impaired	$12,316	$(56)	$321	$(4)	$12,637	$(60)

	Less than 12 months		12 months or more		Total
Dec. 31, 2011	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
State and municipal	$366	$(3)	$891	$(7)	$1,257	$(10)
Mortgage-backed: residential	22,639	(136)	—	—	22,639	(136)
Equity securities	20	(3)	—	—	20	(3)

Total temporarily impaired	$23,025	$(142)	$891	$(7)	$23,916	$(149)

Management believes the unrealized losses of securities as of March 31, 2012 are the result of fluctuations in interest rates and do not reflect deterioration in the credit quality of the securities. Accordingly management considers these unrealized losses to be temporary in nature. The Company does not have the intent to sell and does not believe it is more likely than not the Company will be required to sell these securities before their recovery. The fair value of debt securities is expected to recover as the securities approach their maturity date.

Note 3 – Loans and Allowance for Loan Losses

(dollars in thousands)

The following table presents the activity in the allowance for loan losses by portfolio segment for the three months ended March 31, 2012:

Mar. 31, 2012	Commercial	Commercial Real Estate	Residential Real Estate	Home Equity	Consumer	Total
Beginning balance	$788	$1,408	$861	$66	$40	$3,163
Provision for loan losses	34	20	(7)	113	(11)	149
Loans charged-off	—	—	(41)	(91)	—	(132)
Recoveries	—	—	—	—	4	4

Ending balance	$822	$1,428	$813	$88	$33	$3,184

The following table presents the activity in the allowance for loan losses by portfolio segment for the three months ended March 31, 2011:

Mar. 31, 2011	Commercial	Commercial Real Estate	Residential Real Estate	Home Equity	Consumer	Unallocated	Total
Beginning balance	$460	$1,267	$675	$100	$53	$30	$2,585
Provision for loan losses	34	3	117	(1)	19	(25)	147
Loans charged-off	—	—	(3)	—	(12)	—	(15)
Recoveries	—	—	—	1	2	—	3

Ending balance	$494	$1,270	$789	$100	$62	$5	$2,720

The recorded investment in loans includes the principal balance outstanding, net of unearned and deferred income and including accrued interest receivable. The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of March 31, 2012 and December 31, 2011:

Mar. 31, 2012	Commercial	Commercial Real Estate	Residential Real Estate	Home Equity	Consumer	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$175	$183	$171	$—	$—	$529
Collectively evaluated for impairment	647	1,245	642	88	33	2,655

Total ending allowance balance	$822	$1,428	$813	$88	$33	$3,184

Recorded investment in loans:
Loans individually evaluated for impairment	$575	$2,394	$306	$—	$—	$3,275
Loans collectively evaluated for impairment	34,433	72,715	78,076	30,382	7,311	222,917

Total ending loans balance	$35,008	$75,109	$78,382	$30,382	$7,311	$226,192

Dec. 31, 2011
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$151	$183	$182	$—	$—	$—	$516
Collectively evaluated for impairment	637	1,225	679	66	40	—	2,647

Total ending allowance balance	$788	$1,408	$861	$66	$40	$—	$3,163

Recorded investment in loans:
Loans individually evaluated for impairment	$597	$2,420	$320	$—	$—	$—	$3,337
Loans collectively evaluated for impairment	32,984	69,290	74,230	30,288	7,698	—	214,490

Total ending loans balance	$33,581	$71,710	$74,550	$30,288	$7,698	$—	$217,827

The impact on interest income of impaired loans was immaterial to the consolidated statements of income for the three month periods ending March 31, 2012 and 2011.

Impaired loans are generally measured for impairment using the fair value of the collateral supporting the loan. Evaluating impaired loan collateral is based on level 3 inputs utilizing outside appraisals adjusted by management for sales costs and other assumptions regarding market conditions to arrive at fair value.

The following table presents loans individually evaluated for impairment by class of loans as of March 31, 2012 and December 31, 2011:

		Mar. 31, 2012		Mar. 31, 2012 Three-month Average Recorded Investment
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
With no related allowance recorded:
Real estate:
Commercial and land development	$398	$398	$—	$402
One-to-four family	45	45	—	46
Real estate construction:
Commercial and land development	1,234	1,234	—	1,244
Commercial	29	29	—	29
With an allowance recorded:
Real estate:
Commercial and land development	762	762	183	762
One-to-four family	261	261	171	262
Commercial	546	546	175	546

	$3,275	$3,275	$529	$3,291

		Dec. 31, 2011		Mar. 31, 2011 Three-month Average Recorded Investment
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
Dec. 31, 2011
With no related allowance recorded:
Real estate:
Commercial and land development	$406	$406	$—	$486
One-to-four family	46	46	—	51
Real estate construction:
Commercial and land development	1,252	1,252	—	1,316
Commercial	29	29	—	406
With an allowance recorded:
Real estate:
Commercial and land development	762	762	183	925
One-to-four family	274	274	182	1,087
Commercial	568	568	151	198

	$3,337	$3,337	$516	$4,469

Nonaccrual loans and loans past due 90 days still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

The following table presents the recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans as of March 31, 2012 and December 31, 2011:

	Mar. 31, 2012		Dec. 31, 2011
	Nonaccrual	Loans Past Due 90 or More Days Still Accruing	Nonaccrual	Loans Past Due 90 or More Days Still Accruing
Real estate:
Commercial and land development	$1,160	$—	$1,168	$—
One-to-four family	370	179	438	181
Home equity	—	27	382	—
Real estate construction:
Commercial and land development	1,234	—	1,252	—
Commercial	574	—	596	—

	$3,338	$206	$3,836	$181

The following table presents the aging of the recorded investment in past due loans as of March 31, 2012 by class of loans:

	30 - 59 Days Past Due (1)	60 - 89 Days Past Due	90 or More Days Past Due (2)	Total Past Due	Loans Not Past Due (3)	Total
Real estate:
Commercial and land development	$—	$—	$922	$922	$68,809	$69,731
One-to-four family	550	58	503	1,111	56,700	57,811
Home equity	48	—	27	75	30,307	30,382
Multifamily	—	—	—	—	19,930	19,930
Real estate construction:
Commercial and land development	—	—	396	396	4,982	5,378
One-to-four family	—	—	—	—	641	641
Commercial	11	—	575	586	34,422	35,008
Consumer:
Auto:
Direct	—	—	—	—	1,966	1,966
Indirect	63	1	—	64	4,232	4,296
Other	4	—	—	4	1,045	1,049

	$676	$59	$2,423	$3,158	$223,034	$226,192

(1)	Includes $23 of loans on nonaccrual status.
(2)	All loans are nonaccrual status except for $206 of loans past due 90 or more days still on accrual.
(3)	Includes $1,098 of loans on nonaccrual status.

The following table presents the aging of the recorded investment in past due loans as of December 31, 2011 by class of loans:

	30 - 59 Days Past Due (1)	60 - 89 Days Past Due	90 or More Days Past Due (2)	Total Past Due	Loans Not Past Due (3)	Total
Real estate:
Commercial and land development	$—	$30	$922	$952	$65,940	$66,892
One-to-four family	245	297	572	1,114	55,754	56,868
Home equity	—	—	382	382	29,906	30,288
Multifamily	—	—	—	—	17,001	17,001
Real estate construction:
Commercial and land development	856	—	396	1,252	3,566	4,818
One-to-four family	—	—	—	—	681	681
Commercial	37	—	597	634	32,947	33,581
Consumer:
Auto:
Direct	1	—	—	1	2,071	2,072
Indirect	17	—	—	17	4,629	4,646
Other	14	—	—	14	966	980

	$1,170	$327	$2,869	$4,366	$213,461	$217,827

(1)	Includes $856 of loans on nonaccrual status.
(2)	All loans are nonaccrual status except for $181 of loans past due 90 or more days still on accrual.
(3)	Includes $292 of loans on nonaccrual status.

Troubled Debt Restructuring

As of March 31, 2012, certain loans were modified as troubled debt restructurings. The modification of the terms of such loans included one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; or a permanent reduction of the recorded investment in the loan.

The Corporation has two commercial loans with balances of $1,661 that were individually evaluated for impairment whose loan terms have been modified in troubled debt restructurings as of March 31, 2012 and December 31, 2011. $325 and $300 of specific reserves have been allocated for these loans as of March 31, 2012 and December 31, 2011. The Corporation has not committed to lend any additional amounts as of period ending March 31, 2012 and December 31, 2011 to customers with outstanding loans that are classified as troubled debt restructurings.

There have been no new loans classified as troubled debt restructurings for the three month period ending March 31, 2012. Both commercial loans that were modified as troubled debt restructurings experienced payment default within the last twelve months. A loan is considered to be in payment default once it is 30 days contractually past due under the modified terms.

In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification. This evaluation is performed under the Corporation’s internal underwriting policy.

Credit Quality Indicators: The Corporation categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information, and current economic trends and other information specific to each borrower. The Corporation analyzes loans individually by classifying the loans as to credit risk. This analysis includes non-homogeneous loans, such as commercial, commercial real estate loans, and loans to commercial enterprises secured by one-to-four family residential properties. This analysis is performed on an annual basis or more frequently if management becomes aware of information affecting a borrower’s ability to fulfill its obligation. The Corporation uses the following definitions for risk ratings:

Special Mention. Loans classified as special mention have a potential weakness that deserves management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or of the institution’s credit position at some future date.

Substandard. Loans classified as substandard are inadequately protected by the current financial condition and paying capacity of the obligor or of the collateral securing the loan. Substandard loans have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt with a distinct possibility that the institution will sustain some loss if the deficiencies are not corrected.

Doubtful. Loans classified as doubtful have all the weaknesses inherent in those classified as substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans. As of March 31, 2012 and December 31, 2011, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

Mar. 31, 2012	Pass	Special Mention	Substandard	Doubtful	Total
Real estate:
Commercial and land development	$63,951	$2,202	$3,578	$—	$69,731
One-to-four family	—	19	326	—	345
Real estate construction:
Commercial and land development	3,311	195	1,872	—	5,378
Commercial	32,298	1,008	1,702	—	35,008

	$99,560	$3,424	$7,478	$—	$110,462

Dec. 31, 2011	Pass	Special Mention	Substandard	Doubtful	Total
Real estate:
Commercial and land development	$61,706	$1,986	$3,200	$—	$66,892
One-to-four family	—	263	1,129	—	1,392
Real estate construction:
Commercial and land development	3,104	196	1,518	—	4,818
Commercial	29,744	2,442	1,395	—	33,581

	$94,554	$4,887	$7,242	$—	$106,683

The Company considers the performance of the loan portfolio and its impact on the allowance for loan losses. For residential and consumer loan classes, the Company also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity. The following table presents the recorded investment in residential and consumer loans based on payment activity as of March 31, 2012 and December 31, 2011:

		Consumer			Residential Real Estate
Mar. 31, 2012	Direct	Indirect	Other	Construction	Multifamily	One-to-four Family	Home Equity	Total
Performing	$1,966	$4,296	$1,049	$641	$19,930	$56,963	$30,355	$115,200
Nonperforming	—	—	—	—	—	503	27	530

	$1,966	$4,296	$1,049	$641	$19,930	$57,466	$30,382	$115,730

		Consumer			Residential Real Estate
Dec. 31, 2011	Direct	Indirect	Other	Construction	Multifamily	One-to-four Family	Home Equity	Total
Performing	$2,072	$4,646	$980	$681	$17,001	$54,904	$29,906	$110,190
Nonperforming	—	—	—	—	—	572	382	954

	$2,072	$4,646	$980	$681	$17,001	$55,476	$30,288	$111,144

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

The Company implemented a program in 2009 whereby it lends to its borrowers at a fixed rate with the loan agreement containing a two-way yield maintenance provision. The program has one participant as of March 31, 2012. If the borrower prepays the loan, the yield maintenance provision will result in a prepayment penalty or benefit depending on the interest rate environment at the time of the prepayment. This provision represents an embedded derivative which is required to be bifurcated from the host loan contract. As a result of bifurcating the embedded derivative, the Company records the transaction with the borrower as a floating rate loan and a pay floating / receive fixed interest-rate swap. To offset the risk of the interest-rate swap with the borrower, the Company enters into an interest-rate swap with an outside counterparty that mirrors the terms of the interest-rate swap between the Company and the borrower. Both interest-rate swaps are carried as freestanding derivatives with their changes in fair value reported in current earnings. The interest-rate swaps are not designated as hedges. The change in the fair value of the interest-rate swap between the Company and its borrower was a decrease of $1 for the three months ended March 31, 2012, which was offset by an equal increase in value during the three months ended March 31, 2012 on the interest-rate swap with an outside counterparty, with the result that there was no impact on income as of March 31, 2012.

Summary information about the interest-rate swaps not designated as hedges between the Company and its borrower as of March 31, 2012 is as follows:

Notional amount	$1,407
Weighted average receive rate	5.33%
Weighted average pay rate	3.58%
Weighted average maturity (years)	1.8
Fair value of interest-rate swaps	$45

Summary information about the interest-rate swaps between the Company and outside parties as of March 31, 2012 is as follows:

Notional amount	$1,407
Weighted average pay rate	5.33%
Weighted average receive rate	3.58%
Weighted average maturity (years)	1.8
Fair value of interest-rate swaps	$(45)

The fair value of the interest-rate swaps at March 31, 2012 is reflected in other assets and other liabilities with a corresponding offset to noninterest income.

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

On May 20, 2008, the Company granted options to purchase 58,000 shares of stock to directors and certain key officers, of which 43,000 remain outstanding at March 31, 2012. The exercise price of the options is $18.03 per share. The options vest in five equal installments over a five-year period and have a term of 10 years. None of these options have been exercised as of March 31, 2012.

On October 19, 2010, the Company granted options to purchase 43,000 shares of stock to directors and certain key officers, of which 41,500 remained outstanding at March 31, 2012. The exercise price of the options is $13.22 per share. The options vest in five equal installments over a five-year period and have a term of 10 years. None of these options have been exercised as of March 31, 2012.

On January 17, 2012, the Company granted options to purchase 58,000 shares of stock to directors and certain key officers, all of which remained outstanding at March 31, 2012. The exercise price of the options is $14.10 per share. The options vest in five equal installments over a five-year period and have a term of 10 years. None of these options have been exercised as of March 31, 2012.

The fair value of each option award is estimated on the date of grant using a closed form option valuation (Black-Scholes) model that uses the assumptions noted in the table below. Expected volatilities are based on historical volatilities of the Company’s common stock. The Company uses historical data to estimate option exercise and post-vesting termination behavior. (Employee and management options are tracked separately.) The expected term of options granted is based on historical data and represents the period of time that options granted are expected to be outstanding, which takes into account that the options are not transferrable. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of the grant.

The fair value of options granted in 2012 was $1.77 per option was determined using the following weighted-average assumptions as of grant date.

Risk-free interest rate	1.39%
Expected term (years)	7.0
Expected stock price volatility	16.40%
Dividend yield	2.27%

A summary of the activity in the stock option plan for 2012 follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding - January 1, 2012	84,500	$15.70
Granted	58,000	14.10
Exercised	—	—
Forfeited or expired	—	—

Outstanding – March 31, 2012	142,500	$15.03	8.3	$73

Fully vested and exercisable at March 31, 2012	34,100	$16.86	6.8	$15

Expected to vest in future periods	108,400	14.45	8.2	58

Fully vested and expected to vest at March 31, 2012	142,500	$15.03	8.3	$73

The total compensation cost that has been charged against income for the plan was $21 and $10 for the quarters ended March 31, 2012 and 2011. The total income tax benefit was $7 and $3 for the quarters ended March 31, 2012 and 2011. As of March 31, 2012, there was $143 of total unrecognized compensation cost related to nonvested stock options granted under the Plan. The cost is expected to be recognized over a weighted-average period of 4.2 years.

Restricted Stock Awards

On January 3, 2011, the Company granted restricted stock awards for 3,744 shares of the Company’s common stock to certain directors in lieu of cash payment of fees earned in 2010. The awards vested immediately and the compensation expense related to the awards of $50 was recorded in 2010. The fair value of the stock was determined using closing market price of the Company’s common stock on the date of the grant.

On July 1, 2011, the Company granted restricted stock awards for 3,552 shares of the Company’s common stock to certain directors in lieu of cash payment of fees. The awards vested immediately and the compensation expense related to the awards of $48 was recorded in 2011. The fair value of the stock was determined using closing market price of the Company’s common stock on the date of the grant.

On January 3, 2012, the Company granted restricted stock awards for 3,330 shares of the Company’s common stock to certain directors in lieu of cash payment of fees earned in 2011. The awards vested immediately and the compensation expense related to the awards of $48 was recorded in 2011. The fair value of the stock was determined using closing market price of the Company’s common stock on the date of the grant.

Note 6 – Fair Value

(dollars in thousands)

Fair value is the exchange price that would be received for an asset or paid to transfer a liability (exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. There are three levels of inputs that may be used to measure fair values:

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

The Corporation used the following methods and significant assumptions to estimate fair value:

Investment Securities: The fair values for investment securities are determined by quoted market prices, if available (Level 1). For securities where quoted prices are not available, fair values are calculated based on market prices of similar securities (Level 2). For securities where quoted prices or market prices of similar securities are not available, fair values are calculated using discounted cash flows or other market indicators (Level 3). The fair values of level 3 investment securities are determined by the Accounting department, which reports to the Chief Financial Officer (CFO). The CFO reviews the fair values and these are reported to the ALCO committee and the Board of Directors. Discounted cash flows are calculated using spread to swap and LIBOR curves that are updated to incorporate loss severities, volatility, credit spread and optionality. During times when trading is more liquid, broker quotes are used (if available) to validate the model. At least annually, a third party is engaged to validate the discounted cash flows and resulting fair value. Rating agency and industry research reports as well as defaults and deferrals on individual securities are reviewed and incorporated into the calculations.

Interest Rate Swaps: The fair values of interest rate swaps are based on valuation models using observable market data as of the measurement date (Level 2).

Impaired Loans: The fair value of impaired loans with specific allocations of the allowance for loan losses is generally based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value. Non-real estate collateral may be valued using an appraisal, net book value per the borrower’s financial statements, or aging reports, adjusted or discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation, and management’s expertise and knowledge of the client and client’s business, resulting in a Level 3 fair value classification. Impaired loans are evaluated on a quarterly basis for additional impairment and adjusted accordingly.

Other Real Estate Owned: Certain commercial and residential real estate properties classified as other real estate owned (OREO) are measured at fair value, less costs to sell. Fair values are based on recent real estate appraisals. These appraisals may use a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value.

Appraisals for both collateral-dependent impaired loans and other real estate owned are performed by certified general appraisers (for commercial properties) or certified residential appraisers (for residential properties) whose qualifications and licenses have been reviewed and verified by the Company. Once received, a member of the Credit Department reviews the assumptions and approaches utilized in the appraisal as well as the overall resulting fair value in comparison with independent data sources such as recent market data or industry-wide statistics. On an annual basis, the Company compares the actual selling price of collateral that has been sold to the most recent appraised value to determine what additional adjustment should be made to the appraisal value to arrive at fair value. A discount is applied when deemed necessary, and is at the discretion of management based on the most recent appraisal analysis and guidelines set by management.

Loans Held for Sale: Loans held for sale are carried at the lower of cost or fair value. The fair value of loans held for sale is determined using quoted prices for similar assets, adjusted for specific attributes of that loan or other observable market data, such as outstanding commitments from third party investors (Level 2).

Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements at Mar. 31, 2012 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Available for sale securities:
U.S. Government and federal agency	$—	$2,298	$—
State and municipal	—	55,395	1,593
Mortgage-backed securities - residential	—	86,609	16
Equity securities	19	—	—
Interest rate swaps	—	45	—

Liabilities:
Interest rate swaps	$—	$45	$—

	Fair Value Measurements at Dec. 31, 2011 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Available for sale securities:
U.S. Government and federal agency	$—	$2,446	$—
State and municipal	—	53,890	3,533
Mortgage-backed securities - residential	—	90,270	16
Equity securities	20	—	—
Interest rate swaps	—	46	—

Liabilities:
Interest rate swaps	$—	$46	$—

The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as of March 31, 2012:

2012
Beginning Balance	$3,549
State and Municipal:
Total gains or losses for the period included in other comprehensive income	(4)
Maturities	(572)
Transfers from Level 3 to Level 2	(1,364)

Ending balance	$1,609

Five state and municipal securities with a fair value of $1,364 as of March 31, 2012 were transferred from Level 3 to Level 2 because observable market data became available for securities with similar characteristics. The Company’s policy is to recognize transfers into or out of a level as of the end of the reporting period.

The Company’s state and municipal security valuations were supported by analysis prepared by an independent third party. The third party uses Interactive Data Corporation (IDC) as the primary source for security valuations. IDC’s evaluations are based on market data. IDC utilizes evaluated pricing models that vary based by asset class and include available trade, bid, and other market information. Generally, the methodology includes broker quotes, proprietary models, vast descriptive terms and conditions databases, as well as extensive quality control programs. IDC evaluators follow multiple review processes to assess the available market, credit, and deal level information to support the evaluation process. If they determine sufficient objectively verifiable information is not available to support a valuation, they will discontinue evaluating that security. Given this approach, the state and municipal security with the pricing source of IDC is considered level 2.

Assets and Liabilities Measured on a Non-Recurring Basis

Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

	Fair Value Measurements at Mar. 31, 2012 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans
Commercial	$—	$—	$371
Commercial and land development	—	—	975
One-to-four family	—	—	90
Other real estate owned	—	—	324

	Fair Value Measurements at Dec. 31, 2011 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans
Commercial	$—	$—	$417
Commercial and land development	—	—	974
One-to-four family	—	—	92
Other real estate owned	—	—	18

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a principal amount of $1,965, with a valuation allowance of $529, resulting in an additional provision for loan loss of $13 in the three months ended March 31, 2012. Impaired loans had a principal amount of $1,999, with a valuation allowance of $516, resulting in an additional provision of $247 for loan loss in the year ended December 31, 2011.

Other real estate owned measured at fair value less costs to sell, had a net carrying amount of $324, which is made up of the outstanding balance of $324 at March 31, 2012. There was no valuation allowance related to this property at March 31, 2012. There were no write-downs of other real estate for the quarter ended March 31, 2012. Other real estate owned measured at fair value less costs to sell, had a net carrying amount of $18, which is made up of the outstanding balance of $131, net of a valuation allowance of $113 at December 31, 2011. The property was written-down $38 in 2011.

The following table presents quantitative information about level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at March 31, 2012:

	Fair value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
Impaired loans – Commercial	$371	Sales comparison approach	Adjustment for differences related to market conditions	31%
Impaired loans – Commercial and land development	$975	Sales comparison approach	Adjustment for differences related to market conditions	31%-35% (35%)
Impaired loans - One-to-four family	$90	Sales comparison approach	Adjustment for differences related to market conditions	20%
Other real estate owned – residential	$324	Sales comparison approach	Adjustment for differences related to market conditions	20%

Carrying amount and estimated fair values of financial instruments at March 31, 2012 and December 31, 2011 were as follows:

	Fair Value Measurements at
	Carrying Amount		Mar. 31, 2012
		Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$23,125	$23,125	$—	$—	$23,125
Securities available for sale	145,930	19	144,302	1,609	145,930
Restricted equity securities	3,220	na	na	na	na
Loans, net	222,346	—	—	223,679	223,679
Accrued interest receivable	1,535	—	921	614	1,535
Interest rate swaps	45	—	45	—	45

Financial liabilities
Deposits	$352,408	$291,794	61,318	$—	$353,112
Short-term borrowings	9,816	—	9,816	—	9,816
Federal Home Loan Bank advances	8,000	—	8,282	—	8,282
Accrued interest payable	207	26	181	—	207
Interest rate swaps	45	—	45	—	45

Dec. 31, 2011	Carrying Amount	Fair Value
Financial assets
Cash and cash equivalents	$15,213	$15,213
Time deposits with other financial institutions	246	246
Securities available for sale	150,175	150,175
Restricted equity securities	3,220	na
Loans, net	213,952	215,490
Accrued interest receivable	1,404	1,404
Interest rate swaps	46	46

Financial liabilities
Deposits	$340,664	$341,356
Short-term borrowings	10,168	10,168
Federal Home Loan Bank advances	8,000	8,299
Accrued interest payable	219	219
Interest rate swaps	46	46

The methods and assumptions used to estimate fair value on the preceding tables are described as follows:

(a) Cash and Cash Equivalents: The carrying amounts of cash and short-term instruments approximate fair values and are classified Level 1.

(b) Restricted Equity Securities: It is not practical to determine the fair value of FHLB stock due to restrictions placed on its transferability.

(c) Loans: Fair values of loans, excluding loans held for sale, are estimated as follows: For variable rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values resulting in a Level 3 classification. Fair values for other loans are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality resulting in a Level 3 classification. Impaired loans are valued at the lower of cost or fair value as described previously. The methods utilized to estimate the fair value of loans do not necessarily represent an exit price.

(d) Deposits: The fair values disclosed for demand deposits (e.g., interest and non-interest checking, passbook savings, and certain types of money market accounts) are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amount) resulting in a Level 1 classification. Fair values for fixed rate certificates of deposit are estimated using a discounted cash flows calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits resulting in a Level 2 classification.

(e) Short-term borrowings: The carrying amounts of federal funds purchased, borrowings under repurchase agreements, and other short-term borrowings, generally maturing within ninety days, approximate their fair values resulting in a Level 2 classification.

(f) Federal Home Loan Bank advances: The fair values of the Company’s long-term borrowings are estimated using discounted cash flow analyses based on the current borrowing rates for similar types of borrowing arrangements resulting in a Level 2 classification.

(g) Accrued interest receivable/payable: The carrying amounts of accrued interest approximate fair value resulting in a Level 1, Level 2 or Level 3 classification that is consistent with the associated asset or liability.

(h) Off-balance sheet instruments: Fair values for off-balance sheet, credit-related financial instruments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing. The fair value of commitments is not material.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING INFORMATION

This Form 10-Q contains forward-looking statements as referenced in the Private Securities Litigation Reform Act of 1995. Forward-looking statements are subject to many risks and uncertainties. When used herein, the terms “anticipates,” “plans,” “expects,” “believes,” and similar expressions as they relate to the Company or its management are intended to identify such forward looking statements. Actual results could differ materially from those indicated by the forward-looking statements. Risks and uncertainties that could cause or contribute to differences include, changes in the regulatory environment, changes in business conditions and inflation, risks associated with credit quality and other factors discussed in the Company’s filings with the U.S. Securities and Exchange Commission, including its Annual Report on Form 10-K for the year ended December 31, 2011. The Company assumes no obligation to update any forward-looking statement.

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

OVERVIEW

Total assets increased to $417.7 million as of March 31, 2012, from $406.1 million at December 31, 2011.

Net income for the first three months of 2012 was $700 thousand compared to $487 thousand for the same period of 2011 or $0.32 and $0.22 basic and diluted per share, respectively. Net income was impacted by the $300 thousand increase in net interest income and a $100 thousand decrease in noninterest expense.

Net interest income for the three month period ended March 31, 2012 increased $300 thousand, or 9.7%, compared to the same period in 2011, despite a declining interest rate environment. The provision for loan losses increased to $149 thousand for the three months ended March 31, 2012 compared to $147 thousand for the same period in 2011. Noninterest income for the first three months of 2012 decreased $96 thousand compared to the same period in 2011, primarily related to $128 thousand of gains recorded in 2011 on the sale of the guaranteed portion of five Small Business Administration (SBA) loans.

Noninterest expense for the first three months of 2012 decreased $100 thousand compared to the same period in 2011 due primarily to a decrease in professional and consulting expense and the FDIC assessment expense. Income tax expense was $138 thousand for the three months ended March 31, 2012 compared to $49 thousand for the same period in 2011.

Office of the Controller of the Currency (“OCC”) regulations requires banks to maintain certain minimum levels of regulatory capital. Additionally, the regulations establish a framework for the classification of banks into five categories: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. Generally, an institution is considered well-capitalized if it has a core (Tier 1) capital ratio of at least 5.0% (based on adjusted total assets); a core (Tier 1) risk-based capital ratio of a least 6.0%; and a total risk-based capital ratio of at least 10.0%. The Bank had capital ratios above the minimum to be well-capitalized at March 31, 2012 and December 31, 2011.

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

FINANCIAL CONDITION – MARCH 31, 2012, COMPARED TO DECEMBER 31, 2011

Balance Sheet

Cash and due from banks increased $7.5 million to $23.1 million at March 31, 2012, primarily related to an increase in local governmental deposit accounts.

Securities available for sale decreased $4.2 million due primarily to maturities and repayments of $8.5 million, offset by the purchase of $5.0 million securities. The net unrealized gains on securities decreased to $5.2 million as of March 31, 2012 compared to $5.5 million net unrealized gains on securities as of December 31, 2011.

Loans increased $8.4 million during the first three months of 2012. Loan growth has improved as a result of efforts made in the last three years to add experienced lenders and loan products that borrowers want and need. The commercial lending products now offered, along with knowledgeable lenders, have given the Bank the ability to offer a full range of lending products to our existing and potential customers. The Bank is also concentrating on the expansion of our agricultural business and lending services.

Loans at March 31, 2012 and December 31, 2011 were as follows:

(dollars in thousands)

	Mar. 31, 2012	Dec. 31, 2011
Real estate:
Commercial and land development	$69,720	$66,886
One-to-four family	57,854	56,917
Home equity	30,168	30,086
Multifamily	19,961	17,041
Real estate construction:
Commercial and land development	5,395	4,822
One-to-four family	643	683
Commercial	34,901	33,473
Consumer:
Auto:
Direct	1,958	2,065
Indirect	4,194	4,541
Other	1,049	980

	225,843	217,494

Unearned and deferred income	(313)	(379)
Allowance for loan losses	(3,184)	(3,163)

Total	$222,346	$213,952

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

The allowance for loan losses increased from $3.163 million as of December 31, 2011 to $3.184 million or from 1.46% of total loans at year-end 2011 to 1.41% at March 31, 2012. The provision for loan losses for the quarter was $149 thousand compared to $147 thousand for the same period in 2011. Net charge-offs were $128 thousand for the three months ended March 31, 2012, compared to net charge-offs of $12 thousand for the same period in 2011.

Total nonperforming loans decreased from $4.0 million as of December 31, 2011 to $3.5 million at March 31, 2012. Non-performing loans consist of loans placed on non-accrual status and loans past due 90 or more days and still accruing interest. Loans past due 30 through 89 days and still accruing, increased from $641 thousand to $705 thousand as of March 31, 2012.

Adversely classified assets at March 31, 2012 and December 31, 2011 were as follows:

(dollars in thousands)

	Mar. 31, 2012		Dec. 31, 2011
	Amount	Percent of total loans	Amount	Percent of total loans
Classified loans:
Special mention	$3,424	1.5%	$4,887	2.3%
Substandard	7,478	3.3%	7,242	3.3%
Doubtful	—	0.0%	—	0.0%
Loss	—	0.0%	—	0.0%

Total classified loans	10,902	4.8%	12,129	5.6%
Other real estate owned	324	0.1%	18	0.0%

Total classified assets	$11,226	4.9%	$12,147	5.6%

Total classified loans decreased from $12.1 million at December 31, 2011 to $10.9 million at March 31, 2012. The Bank’s classification ratio was 22.2% and 21.1% as of March 31, 2012 and December 31, 2011. The classification ratio is calculated using total adversely classified assets (excluding special mention loans) divided by Tier 1 capital plus allowance for loan losses. Management believes the allowance for loan losses is adequate as of March 31, 2012.

Total deposits increased $11.7 million as of March 31, 2012 compared to December 31, 2011. The increase is primarily attributed to growth in noninterest-bearing demand accounts and interest-bearing demand accounts. Historically noninterest-bearing demand accounts have fluctuated based upon the liquidity needs of our customers. The increase in interest-bearing demand accounts can be attributed to the Company’s success in marketing our “Platinum Checking” and “Bonus Checking” accounts.

Deposits at March 31, 2012 and December 31, 2011 were as follows:

(dollars in thousands)

	Mar. 31, 2012	Dec. 31, 2011
Demand, noninterest-bearing	$78,817	$70,810
Demand, interest-bearing	156,462	154,410
Savings	56,515	55,781
Time, $100,000 and over	16,004	15,305
Time, other	44,610	44,358

	$352,408	$340,664

Shareholders’ Equity

Total shareholders’ equity increased $411 thousand to $43.2 million as of March 31, 2012 from $42.7 million as of December 31, 2011. Net income for the three months ended March 31, 2012 was $700 thousand, while dividends declared were $178 thousand. Accumulated other comprehensive income decreased from $3.6 million on December 31, 2011 to $3.5 million as of March 31, 2012.

The Bank is subject to regulatory capital requirements. The following is a summary of the actual and required regulatory capital amounts and ratios. Management believes the capital position of the Bank remains strong.

(dollars in thousands)

Mar. 31, 2012	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital to risk-weighted assets	$35,170	13.77%	$20,440	8.00%	$25,550	10.00%
Tier 1 capital to risk-weighted assets	31,986	12.52%	10,220	4.00%	15,330	6.00%
Tier 1 capital to average assets	31,986	7.79%	16,415	4.00%	20,519	5.00%

Dec. 31, 2011	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital to risk-weighted assets	$34,367	13.85%	$19,847	8.00%	$24,809	10.00%
Tier 1 capital to risk-weighted assets	31,256	12.60%	9,923	4.00%	14,885	6.00%
Tier 1 capital to average assets	31,256	7.78%	16,069	4.00%	20,086	5.00%

Statements of Cash Flows

Net cash from operating activities for the first three months of 2012 was $1.7 million compared to $344 thousand for the same period of 2011. Net cash from investing activities for the first three months of 2012 was $(5.0) million, compared to $4.2 million for the first three months of 2011. Net cash from financing activities was $11.2 million for the first three months of 2012 compared to $3.9 million for the first three months of 2011. The increase in cash and cash equivalents was $7.9 million during the first three months of 2012 primarily related to an increase in local governmental deposit accounts. Total cash and cash equivalents was $23.1 million as of March 31, 2012 compared to $15.2 million at December 31, 2011.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTH PERIODS ENDED

March 31, 2012 and 2011

Net income for the first three months of 2012 was $700 thousand or $0.32 per basic and diluted earnings per share compared to $487 thousand or $0.22 per basic and diluted earnings per share for the same period in 2011. Net income was positively impacted by the $300 thousand increase in net interest income and a $100 thousand decrease in noninterest expense.

Annualized return on average equity (“ROAE”) and average assets (“ROAA”) for the first three months of 2012 were 6.55% and 0.67%, respectively, compared with 5.02% and 0.52% for the first three months of 2011.

	Three months ended March 31,
	2012			2011
(dollars in thousands)	Daily Average Balance	Interest	Average yield/cost (1)	Daily Average Balance	Interest	Average yield/cost (1)
Assets
Interest earning assets:
Securities:
Taxable	$94,252	$612	2.66%	$92,658	$739	3.28%
Nontaxable (tax equivalent basis) (2)	57,637	689	5.13%	46,033	591	5.19%
Interest bearing deposits	22,648	11	0.19%	22,773	28	0.49%
Net loans (including nonaccrual loans)	217,880	2,772	5.09%	191,319	2,518	5.26%

Total interest-earning assets	392,417	4,084	4.16%	352,783	3,876	4.39%

All other assets	25,021			26,231

Total assets	$417,438			$379,014

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing checking	$160,133	181	0.45%	$133,645	206	0.62%
Savings	56,808	20	0.14%	50,826	20	0.16%
Time, $100,000 and over	15,642	43	1.10%	17,645	59	1.34%
Time, other	44,292	148	1.34%	50,792	200	1.58%
Federal Home Loan Bank advances	8,000	51	2.55%	12,400	82	2.65%
Short-term borrowings	9,942	10	0.40%	8,369	11	0.53%

Total interest-bearing liabilities	294,817	453	0.61%	273,677	578	0.84%

Demand deposits	75,177			63,592
Other liabilities	4,493			2,395
Shareholders’ equity	42,951			39,350

Total liabilities and shareholders’ equity	$417,438			$379,014

Net interest income (tax equivalent basis) (2)		$3,631			$3,298

Interest rate spread (3)			3.55%			3.55%
Net yield on interest-earning assets (4)			3.70%			3.74%
Ratio of average interest-earning assets to average interest-bearing liabilities			133.10%			128.90%

(1)	Average yields are computed using annualized interest income and expense for the periods.
(2)	Tax equivalence based on highest statutory rate of 34%.
(3)	Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(4)	Net yield on interest-earning assets represents net interest income as a percentage of average interest-earning assets.

Interest and dividend income totaled $3.9 million, an increase of $175 thousand for the three months ended March 31, 2012 compared to the same period in 2011. Adjusted on a fully tax-equivalent (“FTE”) basis the yield on earning assets in the first three months of 2012 was 4.16% compared to 4.39% in the first three months of 2011. The decrease in the average yield on earning assets is primarily related to the overall decline in interest rates.

Interest expense totaled $453 thousand, a decrease of $125 thousand or 21.6% for the three months ended March 31, 2012 as compared to the same period in 2011. The average cost for interest bearing liabilities was 0.61% for the first three months of 2012 compared to 0.84% for the same period in 2011.

The decrease of 23 basis points from the first three months of 2012 is the result of change in the average volume in the mix of interest bearing liabilities and declining interest rates. The increase in interest-bearing liabilities is due primarily to growth in interest-bearing demand accounts and savings accounts. The cost of interest-bearing demand deposits and savings accounts is relatively low compared to other interest-bearing liabilities.

Net interest income increased $300 thousand, or 9.7% for the three month period ended March 31, 2012 as compared to March 31, 2011. During the first three months of 2012, the interest rate spread on a FTE basis remained constant at 3.55% when compared to the first three months of 2011.

Provision for loan losses totaled $149 thousand for the first three months of 2012 compared to $147 thousand for the same period in 2011.

Total non-performing loans decreased from $4.0 million as of December 31, 2011 to $3.5 million at March 31, 2012. Non-performing loans consist of loans placed on non-accrual status and loans past due 90 or more days and still accruing interest. Adversely classified loans, including special mention, substandard and doubtful, decreased from $12.1 million at December 31, 2011 to $10.9 million at March 31, 2012. Loans past due 30 through 89 days and still accruing, increased from $641 thousand to $705 thousand as of March 31, 2012.

Each quarter, management reviews the adequacy of the allowance for loan losses by reviewing the overall quality and risk profile of the Company’s loan portfolio, by reviewing specific problem credits and assessing the potential for losses based on expected cash flows or collateral values, by reviewing trends in problem loan levels, by updating loss history for the Company’s loans, by analyzing the growth and change in mix of the portfolio, and by analyzing economic trends that are believed to impact the Company’s borrowers. Management reviewed all of these factors and determined the allowance for loan losses was adequate as of March 31, 2012.

Noninterest income for the three months ended March 31, 2012 decreased to $636 thousand or 13.1%, from $732 thousand for the same period in 2011. The change is primarily related to $128,000 of gains recorded in 2011 on the sale of the guaranteed portion of five Small Business Administration (SBA) loans.

Noninterest expense for the three months ended March 31, 2012 was $3.0 million, a decrease of 3.2% from $3.1 million for the same period in 2011 due primarily to a decrease in professional and consulting expense and the FDIC assessment expense.

Income tax expense was $138 thousand for the three months ended March 31, 2012 which represents an increase of $89 thousand compared to the same period in 2011. Higher pre-tax income, partially offset by an increase in interest income from tax-exempt securities are the primary factors causing the increase in income tax expense.

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

The Board of Directors has established revised limits on a decline in the economic value of equity (EVE) and earnings at risk (EAR) given changes in interest rates. These limits are that EVE shall not decline by more than 10%, 20%, 30% and 35% given a 1%, 2%, 3% and 4% increase or decrease in interest rates respectively and that EAR shall not be greater than 5%, 10%, 15% or 20% given a 1%, 2%, 3% or 4% increase or decrease in interest rates respectively. The following illustrates our equity at risk in the economic value of equity model.

Mar. 31, 2012

Basis Point Change in Rates	+400 bp	+300 bp	+200 bp	+100 bp	-100 bp	-200 bp	-300 bp	-400 bp
Increase (decrease) in EVE	(15.7)%	(11.0)%	(4.9)%	(0.35)%	(5.8)%	nm	nm	nm

Dec. 31, 2011

Basis Point Change in Rates	+400 bp	+300 bp	+200 bp	+100 bp	-100 bp	-200 bp	-300 bp	-400 bp
Increase (decrease) in EVE	(18.7)%	(13.3)%	(6.3)%	(1.1)%	(8.2)%	nm	nm	nm

nm – not meaningful

The Bank is in compliance with the interest rate risk policy limits related to EVE as of March 31, 2012 and December 31, 2011.

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

The following illustrates the effect on earnings or EAR given rate increases of 100 to 400 basis points and decreases in interest rates of 100 to 400 basis points.

Mar. 31, 2012

Basis Point Change in Rates	+ 400 bp	+300 bp	+200 bp	+100 bp	-100 bp	-200 bp	-300 bp	-400 bp
Increase (decrease) in Earnings	0.1%	(0.15)%	0.0%	0.1%	(0.4)%	nm	nm	nm

Dec. 31, 2011

Basis Point Change in Rates	+400 bp	+300 bp	+200 bp	+100 bp	-100 bp	-200 bp	-300 bp	-400 bp
Increase (decrease) in Earnings	(1.1)%	(1.0)%	(0.4)%	(0.1)%	(0.4)%	nm	nm	nm

nm – not meaningful

The Bank is in compliance with the interest rate risk policy limits related to EAR as of March 31, 2012 and December 31, 2011.

Item 4T. Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2012, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were, to the best of their knowledge, effective as of March 31, 2012, in timely alerting them to material information relating to the Company (including its consolidated subsidiary) required to be included in the Company’s periodic SEC filings.

There were no changes in the Company’s internal controls over financial reporting during the three months ended March 31, 2012 that materially affected or are reasonably likely to materially affect the Company’s internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings - None
Item 1A.	Risk Factors - There have been no significant changes in the Company’s risk factors as outlined in the Company’s Form 10-K for the period ending December 31, 2011.
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds - None
Item 3.	Defaults Upon Senior Securities - None
Item 4.	Mine Safety Disclosures - None
Item 5.	Other Information - None
Item 6.	Exhibits

Exhibit No. Under Reg. S-K, Item 601	Description of Exhibits	If incorporated by Reference, Documents with Which Exhibit Was Previously Filed with SEC
(3.1)	Amended Articles of Incorporation	Annual Report 10-K filed 3/26/04 File No. 000-14773
(3.2)	Code of Regulations	Annual Report 10-K filed 3/26/04 File No. 000-14773
(10.1)	Directors Defined Benefit Plan Agreement	Annual Report 10-K filed 3/29/01 File No. 000-14773
(10.2)	Employment Agreement entered into by David C. Vernon and National Bancshares and First National Bank	Special Report 8-K filed 12/7/06
(10.3)	Special Separation Agreement of James R. VanSickle	Quarterly Report 10-Q filed 8/14/07 File No. 000-14473
(10.4)	Special Separation Agreement of Thomas R. Poe	Quarterly Report 10-Q filed 11/16/09 File No. 000-14473
(10.5)	Special Separation Agreement of Myron Filarski	Quarterly Report 10-Q filed 11/2/10 File No. 000-14473
(10.6)	Amendment to Employment Agreement entered into by David C. Vernon and National Bancshares Corporation and First National Bank	Annual Report 10-K filed 03/27/12 File No. 000-14773
(10.7)	Deferred Compensation Plan	Quarterly Report 10-Q filed 11/10/11 File No. 000-14473
(11)	Computation of Earnings per Share	See Consolidated Statements of Income and Comprehensive Income Page 4
(31.1)	Certification
(31.2)	Certification
(32)	Certification
Exhibit 101	Instance Document
Exhibit 101	Schema Document
Exhibit 101	Calculation Linkbase Document
Exhibit 101	Labels Linkbase Document
Exhibit 101	Presentation Linkbase Document

No other exhibits are required to be filed herewith pursuant to Item 601 of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

National Bancshares Corporation

Date: May 14, 2012	/s/ Mark R. Witmer
Mark R. Witmer, President and
Chief Executive Officer

Date: May 14, 2012	/s/ James R. VanSickle
James R. VanSickle, Chief Financial Officer