Form 10-Q
period 2012-06-30
NATIONAL BANCSHARES CORP /OH/
filed 2012-08-13
CIK 790362

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of August 13, 2012.

Common Stock, Without Par Value: 2,216,599 shares Outstanding

NATIONAL BANCSHARES CORPORATION

Item 1. Financial Statements

NATIONAL BANCSHARES CORPORATION

CONSOLIDATED BALANCE SHEETS (Unaudited)

(dollars in thousands)

	Jun. 30, 2012	Dec. 31, 2011
ASSETS
Cash and due from banks	$31,937	$15,213
Time deposits with other financial institutions	0	246
Securities available for sale	137,957	150,175
Restricted equity securities	3,221	3,220
Loans held for sale	260	207
Loans, net of allowance for loan losses:
June 30, 2012 - $3,480; December 31, 2011 - $3,163	239,924	213,952
Premises and equipment, net	11,747	12,173
Goodwill	4,723	4,723
Accrued interest receivable	1,434	1,404
Cash surrender value of life insurance	2,684	2,649
Other assets	2,267	2,124

Total assets	$436,154	$406,086

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Noninterest bearing	$83,529	$70,810
Interest bearing	287,214	269,854

Total deposits	370,743	340,664
Repurchase agreements	9,417	10,168
Federal Home Loan Bank advances	8,000	8,000
Accrued interest payable	202	219
Accrued expenses and other liabilities	4,052	4,290

Total liabilities	392,414	363,341

SHAREHOLDERS’ EQUITY
Common stock, no par value; 6,000,000 shares authorized; 2,289,528 shares issued	11,447	11,447
Additional paid-in capital	4,857	4,815
Retained earnings	24,979	24,335
Treasury stock, at cost (72,929 and 76,259 shares)	(1,430)	(1,495)
Accumulated other comprehensive income	3,887	3,643

Total shareholders’ equity	43,740	42,745

Total liabilities and shareholders’ equity	$436,154	$406,086

See accompanying notes to consolidated financial statements.

NATIONAL BANCSHARES CORPORATION

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (Unaudited)

(dollars in thousands, except per share data)

	Three months ended		Six months ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Interest and dividend income
Loans, including fees	$2,907	$2,654	$5,679	$5,172
Securities:
Taxable	557	821	1,169	1,560
Nontaxable	458	394	913	784
Federal funds sold and other	12	23	23	51

Total interest and dividend income	3,934	3,892	7,784	7,567

Interest expense
Deposits	390	453	782	938
Short-term borrowings	11	10	21	21
Federal Home Loan Bank advances	50	59	101	141

Total interest expense	451	522	904	1,100

Net interest income	3,483	3,370	6,880	6,467
Provision for loan losses	981	150	1,130	297

Net interest income after provision for loan losses	2,502	3,220	5,750	6,170

Noninterest income
Checking account fees	261	269	517	535
Visa check card interchange fees	150	141	288	262
Deposit and miscellaneous service fees	96	80	196	155
Mortgage banking activities	134	40	204	77
Securities gains, net	0	46	0	51
Loss on other real estate owned	0	(38)	(4)	(38)
Gain on sale of loans guaranteed by SBA	0	0	0	128
Other	82	83	158	183

Total noninterest income	723	621	1,359	1,353

Noninterest expense
Salaries and employee benefits	1,458	1,455	2,951	2,949
Data processing	290	286	585	569
Net occupancy	349	378	702	745
FDIC assessment	71	94	149	230
Professional and consulting fees	99	176	196	326
Franchise tax	101	91	200	184
Maintenance and repairs	45	58	109	135
Amortization of intangibles	0	22	0	43
Telephone	58	62	117	121
Marketing	62	60	122	120
Director fees	47	47	94	94
Director pension expense	15	13	27	26
Software expense	52	66	119	120
Postage and supplies	76	72	155	146
Other	244	268	487	486

Total noninterest expense	2,967	3,148	6,013	6,294

Income before income tax expense	258	693	1,096	1,229
Income tax expense (benefit)	(59)	104	79	153

Net income	317	589	1,017	1,076

(Continued)

NATIONAL BANCSHARES CORPORATION

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (Unaudited) (Continued)

(Continued)

	Three months ended		Six months ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Other comprehensive income, net of tax:
Unrealized gains on securities available for sale, net of taxes of $(219), $(306), $(126) and $(498)	424	595	244	967
Reclassification adjustment for realized gains included in earnings, net of taxes of $0, $16, $0 and $17	0	(30)	0	(34)

Total other comprehensive income, net of taxes	424	565	244	933

Comprehensive income	$741	$1,154	$1,261	$2,009

Weighted average basic common shares outstanding	2,216,599	2,209,717	2,216,562	2,209,717

Weighted average diluted common shares outstanding	2,219,393	2,209,717	2,219,110	2,209,717

Basic and diluted earnings per common share	$0.14	$0.27	$0.46	$0.49

Dividends declared per common share	$0.08	$0.08	$0.16	$0.16

See accompanying notes to consolidated financial statements.

NATIONAL BANCSHARES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

(dollars in thousands, except per share data)

	Six months ended,
	June 30, 2012	June 30, 2011
Balance at beginning of period	$42,745	$38,981

Net income	1,017	1,076
Other comprehensive income	244	933

Stock awards issued from Treasury Shares (3,330 and 3,744 shares)	48	50
Compensation expense under stock-based compensation plans	42	20

Cash dividends declared ($0.16 per share in 2012 and 2011)	(356)	(353)

Balance at end of period	$43,740	$40,707

See accompanying notes to consolidated financial statements.

NATIONAL BANCSHARES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(dollars in thousands, except per share data)

	Six months ended
	June 30, 2012	June 30, 2011

Net cash from operating activities	$3,230	$2,739

Cash flows from investing activities
Proceeds from time deposits with other financial institutions	246	4,465
Securities available for sale
Proceeds from maturities and repayments	18,502	17,386
Proceeds from sales	0	2,395
Purchases	(6,794)	(16,821)
Purchases of property and equipment	(27)	(284)
Proceeds from the sale of loans guaranteed by SBA	0	1,841
Proceeds from the sale of other real estate owned	14	54
Net change in loans	(27,419)	(14,628)

Net cash from investing activities	(15,478)	(5,592)

Cash flows from financing activities
Net change in deposits	30,079	27,394
Net change in repurchase agreements	(751)	668
Repayments of Federal Home Loan Bank advances	0	(6,000)
Dividends paid	(356)	(352)

Net cash from financing activities	28,972	21,710

Net change in cash and cash equivalents	16,724	18,857

Beginning cash and cash equivalents	15,213	12,837

Ending cash and cash equivalents	$31,937	$31,694

Supplemental Disclosures
Cash paid for interest	$921	$1,173
Cash paid for income taxes	$385	$60
Supplemental noncash disclosures:
Transfer from loans to other real estate owned	$455	$54
Issuance of stock awards	$48	$50

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

Earnings Per Common Share

Earnings per common share is net income divided by the weighted average number of shares outstanding during the period. Diluted earnings per share includes the dilutive effect of additional potential common shares issuable under stock options. 101,000 and 88,000 stock options were not considered in computing diluted earnings per common share for the three and six month periods ending June 30, 2012 and 2011, respectively, because they were antidilutive.

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

Note 2 – Securities

(dollars in thousands)

Securities consist of the following at June 30, 2012 and December 31, 2011:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2012
U.S. Government and federal agency	$2,093	$10	$0	$2,103
State and municipal	52,772	3,851	(16)	56,607
Mortgage-backed: residential	77,180	2,070	(30)	79,220
Equity securities	23	4	0	27

Total	$132,068	$5,935	$(46)	$137,957

December 31, 2011
U.S. Government and federal agency	$2,430	$16	$0	$2,446
State and municipal	53,841	3,592	(10)	57,423
Mortgage-backed: residential	88,362	2,060	(136)	90,286
Equity securities	23	0	(3)	20

Total	$144,656	$5,668	$(149)	$150,175

	For the six months ended
	June 30, 2012	June 30, 2011
Sales of available for sale securities were as follows:
Proceeds	$0	$2,395
Gross gains	0	51
Gross losses	0	0

	For the three months ended
	June 30, 2012	June 30, 2011
Sales of available for sale securities were as follows:
Proceeds	$0	$1,281
Gross gains	0	46
Gross losses	0	0

The tax provision related to net realized gains and losses for the six months ended June 30, 2012 and 2011 was $0 and $17. The tax provision related to net realized gains and losses for the three months ended June 30, 2012 and 2011 was $0 and $16.

The fair value of securities at June 30, 2012 by contractual maturity were as follows. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

	Amortized Cost	Fair Value

Due in one year or less	$778	$779
Due from one to five years	5,742	5,941
Due from five to ten years	18,857	20,446
Due after ten years	29,488	31,544
Mortgage-backed: residential	77,180	79,220
Equity securities	23	27

Total	$132,068	$137,957

Securities pledged at June 30, 2012 and December 31, 2011 had a fair value of $81,058 and $63,941 and were pledged to secure public deposits and repurchase agreements.

At June 30, 2012 and December 31, 2011, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of shareholders’ equity.

Securities with unrealized losses at June 30, 2012 and December 31, 2011, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

	Less than 12 months		12 months or more		Total
June 30, 2012	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

State and municipal	$1,668	$(13)	$317	$(3)	$1,985	$(16)
Mortgage-backed: residential	6,603	(30)	0	0	6,603	(30)

Total temporarily impaired	$8,271	$(43)	$317	$(3)	$8,588	$(46)

	Less than 12 months		12 months or more		Total
December 31, 2011	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

State and municipal	$366	$(3)	$891	$(7)	$1,257	$(10)
Mortgage-backed: residential	22,639	(136)	0	0	22,639	(136)
Equity securities	20	(3)	0	0	20	(3)

Total temporarily impaired	$23,025	$(142)	$891	$(7)	$23,916	$(149)

Management believes the unrealized losses of securities as of June 30, 2012 are the result of fluctuations in interest rates and do not reflect deterioration in the credit quality of the securities. Accordingly management considers these unrealized losses to be temporary in nature. The Company does not have the intent to sell and does not believe it is more likely than not the Company will be required to sell these securities before their recovery. The fair value of debt securities is expected to recover as the securities approach their maturity date.

Note 3 – Loans and Allowance for Loan Losses

(dollars in thousands)

The following table presents the activity in the allowance for loan losses by portfolio segment for the three months ended June 30, 2012:

June 30, 2012	Commercial	Commercial Real Estate	Residential Real Estate	Home Equity	Consumer	Total
Beginning balance	$822	$1,428	$813	$88	$33	$3,184
Provision for loan losses	318	654	(17)	(9)	35	981
Loans charged-off	0	(482)	(186)	0	(26)	(694)
Recoveries	0	0	8	0	1	9

Ending balance	$1,140	$1,600	$618	$79	$43	$3,480

The following table presents the activity in the allowance for loan losses by portfolio segment for the three months ended June 30, 2011:

June 30, 2011	Commercial	Commercial Real Estate	Residential Real Estate	Home Equity	Consumer	Unallocated	Total
Beginning balance	$494	$1,270	$789	$100	$62	$5	$2,720
Provision for loan losses	115	62	9	(25)	(8)	(3)	150
Loans charged-off	0	0	(24)	0	(5)	0	(29)
Recoveries	25	0	1	0	14	0	40

Ending balance	$634	$1,332	$775	$75	$63	$2	$2,881

The following table presents the activity in the allowance for loan losses by portfolio segment for the six months ended June 30, 2012:

June 30, 2012	Commercial	Commercial Real Estate	Residential Real Estate	Home Equity	Consumer	Total
Beginning balance	$788	$1,408	$861	$66	$40	$3,163
Provision for loan losses	352	674	24	104	24	1,130
Loans charged-off	0	(482)	(227)	(91)	(26)	(826)
Recoveries	0	0	8	0	5	18

Ending balance	$1,140	$1,600	$618	$79	$43	$3,480

The following table presents the activity in the allowance for loan losses by portfolio segment for the six months ended June 30, 2011:

June 30, 2011	Commercial	Commercial Real Estate	Residential Real Estate	Home Equity	Consumer	Unallocated	Total
Beginning balance	$460	$1,267	$675	$100	$53	$30	$2,585
Provision for loan losses	149	65	126	(26)	11	(28)	297
Loans charged-off	0	0	(27)	0	(17)	0	(44)
Recoveries	25	0	1	1	16	0	43

Ending balance	$634	$1,332	$775	$75	$63	$2	$2,881

The recorded investment in loans includes the principal balance outstanding, net of unearned and deferred income and including accrued interest receivable. The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of June 30, 2012 and December 31, 2011:

	Commercial	Commercial Real Estate	Residential Real Estate	Home Equity	Consumer	Total
June 30, 2012
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$291	$33	$0	$0	$0	$324
Collectively evaluated for impairment	849	1,567	618	79	43	3,156

Total ending allowance balance	$1,140	$1,600	$618	$79	$43	$3,480

Recorded investment in loans:
Loans individually evaluated for impairment	$575	$1,885	$44	$0	$0	$2,504
Loans collectively evaluated for impairment	43,166	78,346	82,107	30,116	7,898	241,633

Total ending loans balance	$43,741	$80,231	$82,151	$30,116	$7,898	$244,137

December 31, 2011
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$151	$183	$182	$0	$0	$516
Collectively evaluated for impairment	637	1,225	679	66	40	2,647

Total ending allowance balance	$788	$1,408	$861	$66	$40	$3,163

Recorded investment in loans:
Loans individually evaluated for impairment	$597	$2,420	$320	$0	$0	$3,337
Loans collectively evaluated for impairment	32,984	69,290	74,230	30,288	7,698	214,490

Total ending loans balance	$33,581	$71,710	$74,550	$30,288	$7,698	$217,827

The impact on interest income of impaired loans was immaterial to the consolidated statements of income for the three and six month periods ending June 30, 2012 and 2011.

The following table presents loans individually evaluated for impairment by class of loans as of June 30, 2012 and December 31, 2011:

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Six-month Average Recorded Investment	Three-month Average Recorded Investment
June 30, 2012
With no related allowance recorded:
Real estate:
Commercial and land development	$1,382	$626	$0	$1,116	$1,112
One-to-four family	44	44	0	306	305
Real estate construction:
Commercial and land development	1,216	1,216	0	1,235	1,225
Commercial	28	28	0	29	28
With an allowance recorded:
Real estate:
Commercial and land development	43	43	33	43	43
One-to-four family	0	0	0	0	0
Real estate construction:
Commercial and land development	0	0	0	0	0
Commercial	1,010	547	291	546	546

	$3,723	$2,504	$324	$3,275	$3,259

				June 30, 2011
	December 31, 2011			Six-month
	Unpaid		Allowance for	Average
	Principal	Recorded	Loan Losses	Recorded
	Balance	Investment	Allocated	Investment
December 31, 2011
With no related allowance recorded:
Real estate:
Commercial and land development	$406	$406	$0	$561
One-to-four family	46	46	0	50
Real estate construction:
Commercial and land development	1,252	1,252	0	1,940
Commercial	29	29	0	45
With an allowance recorded:
Real estate:
Commercial and land development	1,037	762	183	965
One-to-four family	274	274	182	1,081
Commercial	1,031	568	151	461

	$4,075	$3,337	$516	$5,103

Nonaccrual loans and loans past due 90 days still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

The following table presents the recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans as of June 30, 2012 and December 31, 2011:

	June 30, 2012		December 31, 2011
	Nonaccrual	Loans Past Due 90 or More Days Still Accruing	Nonaccrual	Loans Past Due 90 or More Days Still Accruing

Real estate:
Commercial and land development	$669	$0	$1,168	$0
One-to-four family	71	42	438	181
Home equity	0	0	382	0
Real estate construction:
Commercial and land development	1,216	0	1,252	0
Commercial	575	0	0	0
Consumer	0	8	596	0

	$2,531	$50	$3,836	$181

The following table presents the aging of the recorded investment in past due loans as of June 30, 2012 by class of loans:

	30 - 59 Days Past Due (1)	60 - 89 Days Past Due	90 or More Days Past Due (2)	Total Past Due	Loans Not Past Due (3)	Total
Real estate:
Commercial and land development	$250	$0	$441	$691	$73,069	$73,760
One-to-four family	411	302	68	781	59,716	60,497
Home equity	36	0	0	36	30,080	30,116
Multifamily	0	0	0	0	21,333	21,333
Real estate construction:
Commercial and land development	0	0	396	396	6,075	6,471
One-to-four family	0	0	0	0	321	321
Commercial	41	45	575	661	43,080	43,741
Consumer:
Auto:
Direct	8	0	0	8	1,752	1,760
Indirect	0	0	0	0	4,439	4,439
Other	3	0	8	11	1,688	1,699

	$749	$347	$1,488	$2,584	$241,553	$244,137

(1)	Includes $23 of loans on nonaccrual status.
(2)	All loans are nonaccrual status except for $50 of loans past due 90 or more days still on accrual.
(3)	Includes $1,070 of loans on nonaccrual status.

The following table presents the aging of the recorded investment in past due loans as of December 31, 2011 by class of loans:

	30 - 59 Days Past Due (1)	60 - 89 Days Past Due	90 or More Days Past Due (2)	Total Past Due	Loans Not Past Due (3)	Total
Real estate:
Commercial and land development	$0	$30	$922	$952	$65,940	$66,892
One-to-four family	245	297	572	1,114	55,754	56,868
Home equity	0	0	382	382	29,906	30,288
Multifamily	0	0	0	0	17,001	17,001
Real estate construction:
Commercial and land development	856	0	396	1,252	3,566	4,818
One-to-four family	0	0	0	0	681	681
Commercial	37	0	597	634	32,947	33,581
Consumer:
Auto:
Direct	1	0	0	1	2,071	2,072
Indirect	17	0	0	17	4,629	4,646
Other	14	0	0	14	966	980

	$1,170	$327	$2,869	$4,366	$213,461	$217,827

(1)	Includes $856 of loans on nonaccrual status.
(2)	All loans are nonaccrual status except for $181 of loans past due 90 or more days still on accrual.
(3)	Includes $292 of loans on nonaccrual status.

Troubled Debt Restructuring

As of June 30, 2012, certain loans were modified as troubled debt restructurings. The modification of the terms of such loans included one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; or a permanent reduction of the recorded investment in the loan.

The Corporation has two commercial loan relationships with balances of $1,180 that were individually evaluated for impairment whose loan terms have been modified in troubled debt restructurings as of June 30, 2012 and $1,661 as of December 31, 2011. $291 and $300 of specific reserves have been allocated for these loans as of June 30, 2012 and December 31, 2011. The Corporation has not committed to lend any additional amounts as of period ending June 30, 2012 and December 31, 2011 to customers with outstanding loans that are classified as troubled debt restructurings.

There have been no new loans classified as troubled debt restructurings for the three and six month periods ending June 30, 2012. Both commercial loans that were modified as troubled debt restructurings experienced payment default within twelve months following the modification. A loan is considered to be in payment default once it is 30 days contractually past due under the modified terms.

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans. As of June 30, 2012 and December 31, 2011, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

June 30, 2012	Pass	Special Mention	Substandard	Doubtful	Total
Real estate:
Commercial and land development	$68,914	$2,176	$2,670	$0	$73,760
One-to-four family	0	19	44	0	63
Real estate construction:
Commercial and land development	4,426	193	1,852	0	6,471
Commercial	40,430	1,003	2,308	0	43,741

	$113,770	$3,391	$6,874	$0	$124,035

December 31, 2011	Pass	Special Mention	Substandard	Doubtful	Total
Real estate:
Commercial and land development	$61,706	$1,986	$3,200	$0	$66,892
One-to-four family	0	263	1,129	0	1,392
Real estate construction:
Commercial and land development	3,104	196	1,518	0	4,818
Commercial	29,744	2,442	1,395	0	33,581

	$94,554	$4,887	$7,242	$0	$106,683

The Company considers the performance of the loan portfolio and its impact on the allowance for loan losses. For residential and consumer loan classes, the Company also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity. The following table presents the recorded investment in residential and consumer loans based on payment activity as of June 30, 2012 and December 31, 2011:

	Consumer			Residential Real Estate
June 30, 2012	Direct	Indirect	Other	Construction	Multifamily	One-to-four Family	Home Equity	Total

Performing	$1,760	$4,439	$1,691	$321	$21,333	$60,366	$30,116	$120,026
Nonperforming	0	0	8	0	0	68	0	76

	$1,760	$4,439	$1,699	$321	$21,333	$60,434	$30,116	$120,102

	Consumer			Residential Real Estate
December 31, 2011	Direct	Indirect	Other	Construction	Multifamily	One-to-four Family	Home Equity	Total

Performing	$2,072	$4,646	$980	$681	$17,001	$54,904	$29,906	$110,190
Nonperforming	0	0	0	0	0	572	382	954

	$2,072	$4,646	$980	$681	$17,001	$55,476	$30,288	$111,144

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

The Company implemented a program in 2009 whereby it lends to its borrowers at a fixed rate with the loan agreement containing a two-way yield maintenance provision. The program has one participant as of June 30, 2012. If the borrower prepays the loan, the yield maintenance provision will result in a prepayment penalty or benefit depending on the interest rate environment at the time of the prepayment. This provision represents an embedded derivative which is required to be bifurcated from the host loan contract. As a result of bifurcating the embedded derivative, the Company records the transaction with the borrower as a floating rate loan and a pay floating / receive fixed interest-rate swap. To offset the risk of the interest-rate swap with the borrower, the Company enters into an interest-rate swap with an outside counterparty that mirrors the terms of the interest-rate swap between the Company and the borrower. Both interest-rate swaps are carried as freestanding derivatives with their changes in fair value reported in current earnings. The interest-rate swaps are not designated as hedges. The change in the fair value of the interest-rate swap between the Company and its borrower was a decrease of $7 for the six months ended June 30, 2012 and a decrease of $6 for the three months ended June 30, 2012, which was offset by an equal increase in value during the three and six months ended June 30, 2012 on the interest-rate swap with an outside counterparty, resulting in no impact on income as of June 30, 2012.

Summary information about the interest-rate swaps not designated as hedges between the Company and its borrower as of June 30, 2012 is as follows:

Notional amount	$1,391
Weighted average receive rate	5.33%
Weighted average pay rate	3.52%
Weighted average maturity (years)	1.5
Fair value of interest-rate swaps	$39

Summary information about the interest-rate swaps between the Company and outside parties as of June 30, 2012 is as follows:

Notional amount	$1,391
Weighted average pay rate	5.33%
Weighted average receive rate	3.52%
Weighted average maturity (years)	1.5
Fair value of interest-rate swaps	$(39)

The fair value of the interest-rate swaps at June 30, 2012 is reflected in other assets and other liabilities with a corresponding offset to noninterest income.

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

On May 20, 2008, the Company granted options to purchase 58,000 shares of stock to directors and certain key officers, of which 43,000 remain outstanding at June 30, 2012. The exercise price of the options is $18.03 per share. The options vest in five equal installments over a five-year period and have a term of 10 years. None of these options have been exercised as of June 30, 2012.

On October 19, 2010, the Company granted options to purchase 43,000 shares of stock to directors and certain key officers, of which 41,500 remained outstanding at June 30, 2012. The exercise price of the options is $13.22 per share. The options vest in five equal installments over a five-year period and have a term of 10 years. None of these options have been exercised as of June 30, 2012.

On January 17, 2012, the Company granted options to purchase 58,000 shares of stock to directors and certain key officers, all of which remained outstanding at June 30, 2012. The exercise price of the options is $14.10 per share. The options vest in five equal installments over a five-year period and have a term of 10 years. None of these options have been exercised as of June 30, 2012.

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

The fair value of options granted in 2012 was $1.77 per option was determined using the following weighted-average assumptions as of grant date.

Risk-free interest rate	1.39%
Expected term (years)	7.0
Expected stock price volatility	16.40%
Dividend yield	2.27%

A summary of the activity in the stock option plan for 2012 follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)

Outstanding – January 1, 2012	84,500	$15.70
Granted	58,000	14.10
Exercised	0	0
Forfeited or expired	0	0

Outstanding – June 30, 2012	142,500	$15.03	8.1	$153

Fully vested and exercisable at June 30, 2012	42,700	$17.10	6.4	$17

Expected to vest in future periods	99,800	14.15	8.1	136

Fully vested and expected to vest at June 30, 2012	142,500	$15.03	8.1	$153

The total compensation cost that has been charged against income for the plan was $42 and $20 for the six months ended June 30, 2012 and 2011 and $21 and $10 for the quarters ended June 30, 2012 and 2011. The total income tax benefit was $7 and $3 for the quarters ended June 30, 2012 and 2011 and $14 and $7 for the six month periods ended June 30, 2012 and 2011. As of June 30, 2012, there was $122 of total unrecognized compensation cost related to nonvested stock options granted under the Plan. The cost is expected to be recognized over a weighted-average period of 3.9 years.

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

The Corporation used the following methods and significant assumptions to estimate fair value:

Investment Securities: The fair values for investment securities are determined by quoted market prices, if available (Level 1). For securities where quoted prices are not available, fair values are calculated based on market prices of similar securities (Level 2). For securities where quoted prices or market prices of similar securities are not available, fair values are calculated using discounted cash flows or other market indicators (Level 3). The fair values of level 3 investment securities are determined by the Accounting department, which reports to the Chief Financial Officer (CFO). The CFO reviews the fair values and these are reported to the ALCO (Asset Liability Management Committee) committee and the Board of Directors. Discounted cash flows are calculated using spread to swap and LIBOR curves that are updated to incorporate loss severities, volatility, credit spread and optionality. During times when trading is more liquid, broker quotes are used (if available) to validate the model. At least annually, a third party is engaged to validate the discounted cash flows and resulting fair value. Rating agency and industry research reports as well as defaults and deferrals on individual securities are reviewed and incorporated into the calculations.

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

Other Real Estate Owned: Certain commercial and residential real estate properties classified as other real estate owned (OREO) are measured at fair value, less costs to sell, establishing a new cost basis. Fair values are based on recent real estate appraisals. These appraisals may use a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value.

Appraisals for both collateral-dependent impaired loans and other real estate owned are performed by certified general appraisers (for commercial properties) or certified residential appraisers (for residential properties) whose qualifications and licenses have been reviewed and verified by the Company. Once received, a member of the Credit Department reviews the assumptions and approaches utilized in the appraisal as well as the overall resulting fair value in comparison with via independent data sources such as recent market data or industry-wide statistics. On an annual basis, the Company compares the actual selling price of collateral that has been sold to the most recent appraised value to determine what additional adjustment should be made to the appraisal value to arrive at fair value. A discount is applied when deemed necessary, and is at the discretion of management based on the most recent appraisal analysis and guidelines set by management.

Loans Held for Sale: Loans held for sale are carried at the lower of cost or fair value. The fair value of loans held for sale is determined using quoted prices for similar assets, adjusted for specific attributes of that loan or other observable market data, such as outstanding commitments from third party investors (Level 2).

Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements at June 30, 2012 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Available for sale securities:
U.S. Government and federal agency	$0	$2,103	$0
State and municipal	0	56,426	181
Mortgage-backed securities – residential	0	79,205	15
Equity securities	27	0	0
Interest rate swaps	0	39	0

Liabilities:
Interest rate swaps	$0	$39	$0

	Fair Value Measurements at December 31, 2011 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Available for sale securities:
U.S. Government and federal agency	$0	$2,446	$0
State and municipal	0	53,890	3,533
Mortgage-backed securities – residential	0	90,270	16
Equity securities	20	0	0
Interest rate swaps	0	46	0

Liabilities:
Interest rate swaps	$0	$46	$0

The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and six months ended June 30, 2012:

	Six Months 2012	Three Months 2012
Beginning Balance	$3,549	$1,609
State and Municipal:
Principal repayments	(12)	(12)
Total gains or losses for the period included in other comprehensive income	0	0
Maturities	(2,838)	(1,400)
Transfers from Level 3 to Level 2	(502)	0
Mortgage-backed securities:
Principal repayments	(1)	(1)

Ending balance	$196	$196

Two state and municipal securities with a fair value of $502 as of June 30, 2012 were transferred from Level 3 to Level 2 because observable market data became available for securities with similar characteristics. The Company’s policy is to recognize transfers into or out of a level as of the end of the reporting period.

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

For level 3 investments, the Company uses significant unobservable inputs that reflect a reporting entity’s own assumptions that market participants would use in pricing an asset or liability. The Company uses different valuation processes such as market approach, income approach, or the cost approach.

Assets and Liabilities Measured on a Non-Recurring Basis

Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

	Fair Value Measurements at June 30, 2012 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets:
Impaired loans
Commercial	$0	$0	$256
Commercial and land development	0	0	642
One-to-four family	0	0	0

	Fair Value Measurements at December 31, 2011 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets:
Impaired loans
Commercial	$0	$0	$417
Commercial and land development	0	0	974
One-to-four family	0	0	92
Other real estate owned	0	0	18

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a principal amount of $1,222, with a valuation allowance of $324, resulting in an increase in the provision for loan loss of $459 in the three months ended June 30, 2012 and $549 in the six months ended June 30, 2012. Impaired loans had a principal amount of $1,999, with a valuation allowance of $516, resulting in an additional provision of $247 for loan loss in the year ended December 31, 2011.

There was no valuation allowance related to other real estate property at June 30, 2012. There were no write-downs of other real estate in 2012. Other real estate owned measured at fair value less costs to sell, had a net carrying amount of $18, which is made up of the outstanding balance of $131, net of a valuation allowance of $113 at December 31, 2011. The property was written-down $38 in 2011.

The following table presents quantitative information about level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at June 30, 2012:

	Fair value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)

Impaired loans – Commercial	$256	Sales comparison approach	Adjustment for differences between comparable sales	10%

Impaired loans – Commercial and land development	$642	Sales comparison approach	Adjustment for differences between comparable sales	10%-44% (26%)

Carrying amount and estimated fair values of financial instruments at June 30, 2012 and December 31, 2011 were as follows:

		Fair Value Measurements at
	Carrying	June 30, 2012
	Amount	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$31,937	$31,937	$0	$0	$31,937
Securities available for sale	137,957	27	137,734	196	137,957
Restricted equity securities	3,221	na	na	na	na
Loans, net	239,924	0	0	241,907	241,907
Loans held for sale	260	0	260	0	260
Accrued interest receivable	1,434	0	678	756	1,434
Interest rate swaps	39	0	39	0	39

Financial liabilities
Deposits	$370,743	$307,635	$63,750	$0	$371,385
Short-term borrowings	9,417	0	9,417	0	9,417
Federal Home Loan Bank advances	8,000	0	8,249	0	8,249
Accrued interest payable	202	32	170	0	202
Interest rate swaps	39	0	39	0	39

December 31, 2011	Carrying Amount	Fair Value
Financial assets
Cash and cash equivalents	$15,213	$15,213
Time deposits with other financial institutions	246	246
Securities available for sale	150,175	150,175
Restricted equity securities	3,220	na
Loans, net	213,952	215,490
Accrued interest receivable	1,404	1,404
Interest rate swaps	46	46

Financial liabilities
Deposits	$340,664	$341,356
Short-term borrowings	10,168	10,168
Federal Home Loan Bank advances	8,000	8,299
Accrued interest payable	219	219
Interest rate swaps	46	46

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

The fair value of loans held for sale is estimated based upon binding contracts and quotes from third party investors resulting in a Level 2 classification.

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

OVERVIEW

Total assets increased to $436.2 million as of June 30, 2012, from $406.1 million at December 31, 2011.

Net income for the first six months of 2012 was $1.0 million compared to $1.1 million for the same period of 2011 or $0.46 and $0.49 basic and diluted per share, respectively. Net income was positively impacted by an increase in net interest income and a decrease in noninterest expense and negatively impacted by an increase in the provision for loan losses.

Net interest income for the six month period ended June 30, 2012 increased $413 thousand, or 6.4%, compared to the same period in 2011, despite a declining interest rate environment. The provision for loan losses increased to $1,130 thousand for the six months ended June 30, 2012 compared to $297 thousand for the same period in 2011.

Noninterest income for the first six months of 2012 increased $6 thousand compared to the same period in 2011. Noninterest income in 2011 included $128 thousand of gains recorded on the sale of the guaranteed portion of five Small Business Administration (SBA) loans. Mortgage banking income increased $127 thousand for the six month period ended June 30, 2012 compared to the same period in 2011.

Noninterest expense for the first six months of 2012 decreased $281 thousand compared to the same period in 2011 due primarily to a decrease in professional and consulting expense and the FDIC assessment expense. Income tax expense was $79 thousand for the six months ended June 30, 2012 compared to $153 thousand for the same period in 2011.

Office of the Controller of the Currency (“OCC”) regulations requires banks to maintain certain minimum levels of regulatory capital. Additionally, the regulations establish a framework for the classification of banks into five categories: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. Generally, an institution is considered well-capitalized if it has a core (Tier 1) capital ratio of at least 5.0% (based on adjusted total assets); a core (Tier 1) risk-based capital ratio of a least 6.0%; and a total risk-based capital ratio of at least 10.0%. The Bank had capital ratios above the minimum to be well-capitalized at June 30, 2012 and December 31, 2011.

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

FINANCIAL CONDITION – JUNE 30, 2012, COMPARED TO DECEMBER 31, 2011

Balance Sheet

Cash and due from banks increased $16.7 million to $31.9 million at June 30, 2012, primarily related to an increase in local governmental deposit accounts.

Securities available for sale decreased $12.2 million due primarily to maturities and repayments of $18.5 million, offset by the purchase of $6.8 million securities. The net unrealized gains on securities increased to $5.9 million as of June 30, 2012 compared to $5.5 million net unrealized gains on securities as of December 31, 2011.

Loans increased $26.5 million during the first six months of 2012. Loan growth has improved as a result of efforts made in the last three years to add experienced lenders and loan products that borrowers want and need. The commercial lending products now offered, along with knowledgeable lenders, have given the Bank the ability to offer a full range of lending products to our existing and potential customers. The Bank is also concentrating on the expansion of our agricultural business and lending services.

Loans at June 30, 2012 and December 31, 2011 were as follows:

(dollars in thousands)

	June 30,	December 31,
	2012	2011
Real estate:
Commercial and land development	$73,729	$66,886
One-to-four family	60,530	56,917
Home equity	29,878	30,086
Multifamily	21,360	17,041
Real estate construction:
Commercial and land development	6,485	4,822
One-to-four family	323	683
Commercial	43,563	33,473
Consumer:
Auto:
Direct	1,749	2,065
Indirect	4,339	4,541
Other	1,698	980

	243,654	217,494

Unearned and deferred income	(250)	(379)
Allowance for loan losses	(3,480)	(3,163)

Total	$239,924	$213,952

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

The allowance for loan losses increased from $3.163 million as of December 31, 2011 to $3.480 million at June 30, 2012. The allowance for loan losses to total loans decreased from 1.46% at year-end 2011 to 1.43% at June 30, 2012. The provision for loan losses for the six months ended June 30, 2012 was $1.130 million compared to $297 thousand for the same period in 2011. The increase in the provision in 2012 was primarily related to decreases in the collateral valuations based on information obtained in the second quarter of 2012 for two commercial real estate loan relationships in June 2012. Net charge-offs were $813 thousand for the six months ended June 30, 2012, compared to net charge-offs of $1 thousand for the same period in 2011. A $481 thousand charge-off was recorded on one of the aforementioned commercial real estate loans during the second quarter of 2012.

Total nonperforming loans decreased from $4.0 million as of December 31, 2011 to $2.6 million at June 30, 2012. Non-performing loans consist of loans placed on non-accrual status and loans past due 90 or more days and still accruing interest. Loans past due 30 through 89 days and still accruing, increased from $641 thousand to $1.1 million as of June 30, 2012.

Adversely classified assets at June 30, 2012 and December 31, 2011 were as follows:

(dollars in thousands)

	June 30, 2012		December 31, 2011
		Percent of		Percent of
	Amount	total loans	Amount	total loans
Classified loans:
Special mention	$3,391	1.4%	$4,887	2.3%
Substandard	6,874	2.8%	7,242	3.3%
Doubtful	0	0.0%	0	0.0%
Loss	0	0.0%	0	0.0%

Total classified loans	10,265	4.2%	12,129	5.6%
Other real estate owned	455	0.2%	18	0.0%

Total classified assets	$10,720	4.4%	$12,147	5.6%

Total classified loans decreased from $12.1 million at December 31, 2011 to $10.7 million at June 30, 2012. The Bank’s classification ratio was 20.5% and 21.1% as of June 30, 2012 and December 31, 2011. The classification ratio is calculated using total adversely classified assets (excluding special mention loans) divided by Tier 1 capital plus allowance for loan losses. Management believes the allowance for loan losses is adequate as of June 30, 2012.

Total deposits increased $30.1 million as of June 30, 2012 compared to December 31, 2011. The increase is primarily attributed to growth in noninterest-bearing demand accounts and interest-bearing demand accounts. Historically noninterest-bearing demand accounts have fluctuated based upon the liquidity needs of our customers. The increase in interest-bearing demand accounts can be attributed to the Company’s success in marketing our “Platinum Checking” and “Bonus Checking” accounts.

Deposits at June 30, 2012 and December 31, 2011 were as follows:

(dollars in thousands)

	June 30,	December 31,
	2012	2011

Demand, noninterest-bearing	$83,529	$70,810
Demand, interest-bearing	165,123	154,410
Savings	58,983	55,781
Time, $100,000 and over	18,917	15,305
Time, other	44,191	44,358

	$370,743	$340,664

Shareholders’ Equity

Total shareholders’ equity increased $995 thousand to $43.7 million as of June 30, 2012 from $42.7 million as of December 31, 2011. Net income for the six months ended June 30, 2012 was $1.0 million, while dividends declared were $356 thousand. Accumulated other comprehensive income increased from $3.6 million on December 31, 2011 to $3.9 million as of June 30, 2012.

The Bank is subject to regulatory capital requirements. The following is a summary of the actual and required regulatory capital amounts and ratios. Management believes the capital position of the Bank remains strong.

(dollars in thousands)

					To Be Well Capitalized
			For Capital		Under Prompt Corrective
June 30, 2012	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total capital to risk-weighted assets	$35,787	13.02%	$21,987	8.00%	$27,483	10.00%
Tier 1 capital to risk-weighted assets	32,342	11.77%	10,993	4.00%	16,490	6.00%
Tier 1 capital to average assets	32,342	7.75%	16,701	4.00%	20,877	5.00%

					To Be Well Capitalized
			For Capital		Under Prompt Corrective
December 31, 2011	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total capital to risk-weighted assets	$34,367	13.74%	$20,015	8.00%	$25,019	10.00%
Tier 1 capital to risk-weighted assets	31,256	12.49%	10,008	4.00%	15,011	6.00%
Tier 1 capital to average assets	31,256	7.78%	16,069	4.00%	20,086	5.00%

Statements of Cash Flows

Net cash from operating activities for the first six months of 2012 was $3.2 million compared to $2.7 million for the same period of 2011. Net cash from investing activities for the first six months of 2012 was $(15.5) million, compared to $(5.6) million for the first six months of 2011. Net cash from financing activities was $29.0 million for the first six months of 2012 compared to $21.7 million for the first six months of 2011. The increase in cash and cash equivalents was $16.7 million during the first six months of 2012 primarily related to an increase in local governmental deposit accounts. Total cash and cash equivalents was $31.9 million as of June 30, 2012 compared to $15.2 million at December 31, 2011.

COMPARISON OF RESULTS OF OPERATIONS FOR THE SIX MONTH PERIODS ENDED

June 30, 2012 and 2011

Net income for the first six months of 2012 was $1.0 million or $0.46 per basic and diluted earnings per share compared to $1.1 million or $0.49 per basic and diluted earnings per share for the same period in 2011. Net income was positively impacted by a $413 thousand increase in net interest income and a $281 thousand decrease in noninterest expense and negatively impacted by a $833 thousand increase in the provision for loan losses.

Annualized return on average equity (“ROAE”) and average assets (“ROAA”) for the first six months of 2012 were 4.73% and 0.49%, respectively, compared with 5.45% and 0.56% for the first six months of 2011.

	Six months ended June 30,
	2012			2011
(dollars in thousands)	Daily Average		Average	Daily Average		Average
	Balance	Interest	yield/cost (1)	Balance	Interest	yield/cost (1)
Assets
Interest earning assets:
Securities:
Taxable	$91,497	$1,169	2.63%	$90,729	$1,560	3.54%
Nontaxable (tax equivalent basis) (2)	57,121	1,383	5.22%	47,137	1,188	5.09%
Interest bearing deposits	23,310	23	0.20%	24,990	51	0.41%
Net loans (including nonaccrual loans)	223,958	5,679	5.10%	195,203	5,172	5.30%

Total interest-earning assets	395,886	8,254	4.19%	358,059	7,971	4.45%

All other assets	25,222			26,229

Total assets	$421,108			$384,288

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing checking	$160,488	366	0.46%	$137,157	404	0.59%
Savings	56,770	40	0.14%	52,460	42	0.16%
Time, $100,000 and over	16,813	85	1.02%	17,654	114	1.29%
Time, other	44,322	291	1.32%	49,524	378	1.53%
Federal Home Loan Bank advances	8,000	101	2.54%	10,856	141	2.60%
Short-term borrowings	10,004	21	0.42%	8,691	21	0.48%

Total interest-bearing liabilities	296,397	904	0.61%	276,342	1,100	0.80%

Demand deposits	76,980			65,401
Other liabilities	4,517			2,743
Shareholders’ equity	43,214			39,802

Total liabilities and shareholders’ equity	$421,108			$384,288

Net interest income (tax equivalent basis) (2)		$7,350			$6,871

Interest rate spread (3)			3.58%			3.65%
Net yield on interest-earning assets (4)			3.73%			3.84%
Ratio of average interest-earning assets to average interest-bearing liabilities			133.57%			129.57%

(1)	Average yields are computed using annualized interest income and expense for the periods.
(2)	Tax equivalence based on highest statutory rate of 34%.
(3)	Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(4)	Net yield on interest-earning assets represents net interest income as a percentage of average interest-earning assets.

Interest and dividend income totaled $7.8 million, an increase of $217 thousand for the six months ended June 30, 2012 compared to the same period in 2011. Adjusted on a fully tax-equivalent (“FTE”) basis the yield on earning assets in the first six months of 2012 was 4.19% compared to 4.45% in the first six months of 2011. The decrease in the average yield on earning assets is primarily related to the overall decline in interest rates.

Interest expense totaled $904 thousand, a decrease of $196 thousand or 17.8% for the six months ended June 30, 2012 as compared to the same period in 2011. The average cost for interest bearing liabilities was 0.61% for the first six months of 2012 compared to 0.80% for the same period in 2011.

The decrease of 19 basis points from the first six months of 2012 is the result of change in the average volume in the mix of interest bearing liabilities and declining interest rates. The increase in interest-bearing liabilities is due primarily to growth in interest-bearing demand accounts and savings accounts. The cost of interest-bearing demand deposits and savings accounts is relatively low compared to other interest-bearing liabilities.

Net interest income increased $413 thousand, or 6.4% for the six month period ended June 30, 2012 as compared to June 30, 2011. During the first six months of 2012, the interest rate spread on a FTE basis decreased 7 basis points to 3.58% when compared to the first six months of 2011.

Provision for loan losses totaled $1.1 million for the first six months of 2012 compared to $297 thousand for the same period in 2011. The increase in the provision for loan losses is primarily related to changes in the collateral valuations based on information obtained in the second quarter of 2012 for two commercial real estate loan relationships in June 2012. A charge-off of $481 thousand was recorded for one of these relationships, while the specific allocation on the other loan was increased by $116 thousand.

Total non-performing loans decreased from $4.0 million as of December 31, 2011 to $2.6 million at June 30, 2012. Non-performing loans consist of loans placed on non-accrual status and loans past due 90 or more days and still accruing interest. Adversely classified loans, including special mention, substandard and doubtful, decreased from $12.1 million at December 31, 2011 to $10.7 million at June 30, 2012. Loans past due 30 through 89 days and still accruing, increased from $641 thousand to $1.1 million as of June 30, 2012.

Each quarter, management reviews the adequacy of the allowance for loan losses by reviewing the overall quality and risk profile of the Company’s loan portfolio, by reviewing specific problem credits and assessing the potential for losses based on expected cash flows or collateral values, by reviewing trends in problem loan levels, by updating loss history for the Company’s loans, by analyzing the growth and change in mix of the portfolio, and by analyzing economic trends that are believed to impact the Company’s borrowers. Management reviewed all of these factors and determined the allowance for loan losses was adequate as of June 30, 2012.

Noninterest income for the six months ended June 30, 2012 increased to $1.359 million or 0.4%, from $1.353 million for the same period in 2011. Noninterest income in 2011 included $128 thousand of gains recorded on the sale of the guaranteed portion of five Small Business Administration (SBA) loans. Mortgage banking income increased $127 thousand for the six month period ended June 30, 2012 compared to the same period in 2011, due to an increase of mortgage loans sold.

Noninterest expense for the six months ended June 30, 2012 was $6.0 million, a decrease of 4.5% from $6.3 million for the same period in 2011 due primarily to a decrease in professional and consulting expense, primarily related to a reduction of legal expenses and a reduction in the use of outside information technology consultants and a decrease in the FDIC assessment expense, due to a change in the methodology of calculating the FDIC assessment.

Income tax expense was $79 thousand for the six months ended June 30, 2012 which represents a decrease of $74 thousand compared to the same period in 2011. Lower pre-tax income and an increase in interest income from tax-exempt securities are the primary factors causing the decrease in income tax expense.

Quarters ended June 30, 2012 and June 30, 2011 income statement highlights:

•	Net interest income increased $113 thousand, compared to the same period in 2011. The change was driven by an increase in average earning assets and growth in low-cost core deposit funding.

•	Interest income increased $42 thousand or 1.1%, related to an increase in interest income from loans and nontaxable securities, partially offset by a decrease in interest income taxable securities.

•	Interest expense decreased $71 thousand or 13.6%, primarily related to a decrease in interest expense related to deposits due to the declining interest rate environment.

•

The provision for loan losses was $981 thousand in the quarter ended June 30, 2012 compared to $150 thousand for the same period in 2011. The provision for loan losses in 2012 was primarily related to changes in the collateral valuation of two commercial real estate loans mentioned previously.

•	Mortgage banking income increased from $40 thousand during the quarter ended June 30, 2011 to $134 thousand during the same period in 2012.

•

Professional and consulting expense was $99 thousand for the three months ended June 30, 2012, compared to $176 thousand for the same period in 2011. The decrease is primarily related to a reduction of legal expenses and a reduction in the use of outside information technology consultants.

•

Income tax expense (benefit) was $(59) thousand for the three months ended June 30, 2012, a decrease of $163 thousand compared to the same period in 2011. Lower pre-tax income and an increase in interest income from tax-exempt securities, compared to the same period in 2011, is the primary cause of the decrease.

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

June 30, 2012

Basis Point Change in Rates	+400 bp	+300 bp	+200 bp	+100 bp	-100 bp	-200 bp	-300 bp	-400 bp

Increase (decrease) in EVE	(11.7)%	(7.8)%	(2.3)%	1.3%	(7.9)%	nm	nm	nm

December 31, 2011

Basis Point Change in Rates	+400 bp	+300 bp	+200 bp	+100 bp	-100 bp	-200 bp	-300 bp	-400 bp

Increase (decrease) in EVE	(18.7)%	(13.3)%	(6.3)%	(1.1)%	(8.2)%	nm	nm	nm

nm – not meaningful

The Bank is in compliance with the interest rate risk policy limits related to EVE as of June 30, 2012 and December 31, 2011.

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

June 30, 2012

Basis Point Change in Rates	+400 bp	+300 bp	+200 bp	+100 bp	-100 bp	-200 bp	-300 bp	-400 bp

Increase (decrease) in Earnings	1.0%	0.6%	0.6%	0.4%	(0.4)%	nm	nm	nm

December 31, 2011

Basis Point Change in Rates	+400 bp	+300 bp	+200 bp	+100 bp	-100 bp	-200 bp	-300 bp	-400 bp

Increase (decrease) in Earnings	(1.1)%	(1.0)%	(0.4)%	(0.1)%	(0.4)%	nm	nm	nm

nm – not meaningful

The Bank is in compliance with the interest rate risk policy limits related to EAR as of June 30, 2012 and December 31, 2011.

Item 4T. Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2012, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were, to the best of their knowledge, effective as of June 30, 2012, in timely alerting them to material information relating to the Company (including its consolidated subsidiary) required to be included in the Company’s periodic SEC filings.

There were no changes in the Company’s internal controls over financial reporting during the six months ended June 30, 2012 that materially affected or are reasonably likely to materially affect the Company’s internal controls over financial reporting.

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

National Bancshares Corporation

Date:	August 13, 2012	/s/ Mark R. Witmer
Mark R. Witmer, President and
Chief Executive Officer

Date:	August 13, 2012	/s/ James R. VanSickle
James R. VanSickle, Chief Financial Officer