Form 10-Q
period 2012-09-30
NATIONAL BANCSHARES CORP /OH/
filed 2012-11-09
CIK 790362

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of November 9, 2012.

Common Stock, Without Par Value: 2,218,465 shares Outstanding

NATIONAL BANCSHARES CORPORATION

Item 1. Financial Statements

NATIONAL BANCSHARES CORPORATION

CONSOLIDATED BALANCE SHEETS (Unaudited)

(dollars in thousands)	Sept. 30, 2012	Dec. 31, 2011
ASSETS
Cash and due from banks	$36,833	$15,213
Time deposits with other financial institutions	0	246
Securities available for sale	131,450	150,175
Restricted equity securities	3,221	3,220
Loans held for sale	347	207
Loans, net of allowance for loan losses:
September 30, 2012 - $3,402; December 31, 2011 - $3,163	255,448	213,952
Premises and equipment, net	11,544	12,173
Goodwill	4,723	4,723
Accrued interest receivable	1,618	1,404
Cash surrender value of life insurance	2,703	2,649
Other assets	2,164	2,124

Total assets	$450,051	$406,086

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Noninterest bearing	$92,487	$70,810
Interest bearing	290,192	269,854

Total deposits	382,679	340,664
Repurchase agreements	12,627	10,168
Federal Home Loan Bank advances	5,000	8,000
Accrued interest payable	197	219
Accrued expenses and other liabilities	4,598	4,290

Total liabilities	405,101	363,341
SHAREHOLDERS’ EQUITY
Common stock, no par value; 6,000,000 shares authorized; 2,289,528 shares issued	11,447	11,447
Additional paid-in capital	4,875	4,815
Retained earnings	25,652	24,335
Treasury stock, at cost (71,063 and 76,259 shares)	(1,394)	(1,495)
Accumulated other comprehensive income	4,370	3,643

Total shareholders’ equity	44,950	42,745

Total liabilities and shareholders’ equity	$450,051	$406,086

See accompanying notes to consolidated financial statements.

NATIONAL BANCSHARES CORPORATION

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (Unaudited)

	Three months ended		Nine months ended
(dollars in thousands, except per share data)	Sept. 30, 2012	Sept. 30, 2011	Sept. 30, 2012	Sept. 30, 2011
Interest and dividend income
Loans, including fees	$3,121	$2,729	$8,800	$7,901
Securities:
Taxable	516	757	1,685	2,317
Nontaxable	448	408	1,361	1,192
Federal funds sold and other	23	26	46	77

Total interest and dividend income	4,108	3,920	11,892	11,487
Interest expense
Deposits	377	412	1,159	1,350
Short-term borrowings	11	12	32	33
Federal Home Loan Bank advances	51	57	152	198

Total interest expense	439	481	1,343	1,581

Net interest income	3,669	3,439	10,549	9,906
Provision for loan losses	209	150	1,339	447

Net interest income after provision for loan losses	3,460	3,289	9,210	9,459
Noninterest income
Checking account fees	268	273	785	808
Visa check card interchange fees	151	141	439	403
Deposit and miscellaneous service fees	95	84	291	239
Mortgage banking activities	120	68	324	145
Securities gains, net	0	122	0	173
Gain/loss on other real estate owned	1	0	(3)	(38)
Gain on sale of loans guaranteed by SBA	0	43	0	171
Other	79	86	237	269

Total noninterest income	714	817	2,073	2,170
Noninterest expense
Salaries and employee benefits	1,557	1,521	4,508	4,470
Data processing	304	296	889	865
Net occupancy	348	368	1,050	1,113
FDIC assessment	66	72	215	302
Professional and consulting fees	101	171	297	497
Franchise tax	102	88	302	272
Maintenance and repairs	41	44	150	179
Amortization of intangibles	0	22	0	65
Telephone	54	62	171	183
Marketing	62	60	184	180
Director fees	51	47	145	141
Director pension expense	33	21	60	47
Software expense	43	65	162	185
Postage and supplies	72	67	227	213
Other	259	252	746	738

Total noninterest expense	3,093	3,156	9,106	9,450

Income before income tax expense	1,081	950	2,177	2,179
Income tax expense	224	188	303	341

Net income	857	762	1,874	1,838

(Continued)

NATIONAL BANCSHARES CORPORATION

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (Unaudited) (Continued)

(Continued)	Three months ended		Nine months ended
	Sept. 30, 2012	Sept. 30, 2011	Sept. 30, 2012	Sept. 30, 2011
Other comprehensive income, net of tax:
Unrealized gains on securities available for sale, net of taxes of $(248), $(482), $(374) and $(983)	483	943	727	1,909
Reclassification adjustment for realized gains included in earnings, net of taxes of $0, $38, $0 and $59	0	(81)	0	(114)

Total other comprehensive income, net of taxes	483	862	727	1,795

Comprehensive income	$1,340	$1,624	$2,601	$3,633

Weighted average basic common shares outstanding	2,218,445	2,213,269	2,217,194	2,210,914

Weighted average diluted common shares outstanding	2,220,891	2,213,269	2,219,708	2,210,914

Basic and diluted earnings per common share	$0.39	$0.34	$0.85	$0.83

Dividends declared per common share	$0.08	$0.08	$0.24	$0.24

See accompanying notes to consolidated financial statements.

NATIONAL BANCSHARES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

	Nine months ended,
(dollars in thousands, except per share data)	Sept. 30, 2012	Sept. 30, 2011
Balance at beginning of period	$42,745	$38,981
Net income	1,874	1,838
Other comprehensive income	727	1,795
Stock awards issued from Treasury Shares (5,196 and 7,296 shares)	77	98
Compensation expense under stock-based compensation plans	60	33
Cash dividends declared ($0.24 per share in 2012 and 2011)	(533)	(530)

Balance at end of period	$44,950	$42,215

See accompanying notes to consolidated financial statements.

NATIONAL BANCSHARES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine months ended
(dollars in thousands, except per share data)	Sept. 30, 2012	Sept. 30, 2011
Net cash from operating activities	$4,888	$4,815
Cash flows from investing activities
Proceeds from time deposits with other financial institutions	246	5,451
Securities available for sale
Proceeds from maturities and repayments	25,872	25,382
Proceeds from sales	0	10,905
Purchases	(7,336)	(40,280)
Purchases of property and equipment	(44)	(356)
Proceeds from the sale of loans guaranteed by SBA	0	2,360
Proceeds from the sale of other real estate owned	401	54
Net change in loans	(43,348)	(19,083)

Net cash from investing activities	(24,209)	(15,567)
Cash flows from financing activities
Net change in deposits	42,015	31,185
Net change in repurchase agreements	2,459	2,330
Repayments of Federal Home Loan Bank advances	(3,000)	(6,000)
Dividends paid	(533)	(529)

Net cash from financing activities	40,941	26,986

Net change in cash and cash equivalents	21,620	16,234
Beginning cash and cash equivalents	15,213	12,837

Ending cash and cash equivalents	$36,833	$29,071

Supplemental Disclosures
Cash paid for interest	$1,365	$1,664
Cash paid for income taxes	$385	$265
Supplemental noncash disclosures:
Transfer from loans to other real estate owned	$693	$54
Issuance of stock awards	$77	$98

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

Earnings Per Common Share

Earnings per common share is net income divided by the weighted average number of shares outstanding during the period. Diluted earnings per share includes the dilutive effect of additional potential common shares issuable under stock options. 100,800 and 88,000 stock options were not considered in computing diluted earnings per common share for the three and nine month periods ending September 30, 2012 and 2011, respectively, because they were antidilutive.

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

Note 2 – Securities

(dollars in thousands)

Securities consist of the following at September 30, 2012 and December 31, 2011:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2012
U.S. Government and federal agency	$1,950	$9	$0	$1,959
State and municipal	52,863	4,356	(18)	57,201
Mortgage-backed: residential	69,994	2,300	(16)	72,278
Equity securities	23	0	(11)	12

Total	$124,830	$6,665	$(45)	$131,450

December 31, 2011
U.S. Government and federal agency	$2,430	$16	$0	$2,446
State and municipal	53,841	3,592	(10)	57,423
Mortgage-backed: residential	88,362	2,060	(136)	90,286
Equity securities	23	0	(3)	20

Total	$144,656	$5,668	$(149)	$150,175

	For the nine months ended
	Sept. 30, 2012	Sept. 30, 2011
Sales of available for sale securities were as follows:
Proceeds	$0	$10,905
Gross gains	0	173
Gross losses	0	0

	For the three months ended
	Sept. 30, 2012	Sept. 30, 2011
Sales of available for sale securities were as follows:
Proceeds	$0	$8,511
Gross gains	0	122
Gross losses	0	0

The tax provision related to net realized gains and losses for the nine months ended September 30, 2012 and 2011 was $0 and $59. The tax provision related to net realized gains and losses for the three months ended September 30, 2012 and 2011 was $0 and $41.

The fair value of securities at September 30, 2012 by contractual maturity were as follows. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

	Amortized Cost	Fair Value
Due in one year or less	$1,124	$1,126
Due from one to five years	5,250	5,447
Due from five to ten years	19,831	21,628
Due after ten years	28,608	30,959
Mortgage-backed: residential	69,994	72,278
Equity securities	23	12

Total	$124,830	$131,450

Securities pledged at September 30, 2012 and December 31, 2011 had a fair value of $55,802 and $63,941 and were pledged to secure public deposits and repurchase agreements.

At September 30, 2012 and December 31, 2011, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of shareholders’ equity.

Securities with unrealized losses at September 30, 2012 and December 31, 2011, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

	Less than 12 months		12 months or more		Total
September 30, 2012	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
State and municipal	$1,325	$(17)	$317	$(1)	$1,642	$(18)
Mortgage-backed: residential	1,220	(16)	0	0	1,220	(16)
Equity securities	12	(11)	0	0	12	(11)

Total temporarily impaired	$2,557	$(44)	$317	$(1)	$2,874	$(45)

	Less than 12 months		12 months or more		Total
December 31, 2011	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
State and municipal	$366	$(3)	$891	$(7)	$1,257	$(10)
Mortgage-backed: residential	22,639	(136)	0	0	22,639	(136)
Equity securities	20	(3)	0	0	20	(3)

Total temporarily impaired	$23,025	$(142)	$891	$(7)	$23,916	$(149)

Management believes the unrealized losses of securities as of September 30, 2012 are the result of fluctuations in interest rates and do not reflect deterioration in the credit quality of the securities. Accordingly management considers these unrealized losses to be temporary in nature. The Company does not have the intent to sell and does not believe it is more likely than not the Company will be required to sell these securities before their recovery. The fair value of debt securities is expected to recover as the securities approach their maturity date.

Note 3 – Loans and Allowance for Loan Losses

(dollars in thousands)

The following table presents the activity in the allowance for loan losses by portfolio segment for the three months ended September 30, 2012:

September 30, 2012	Commercial	Commercial Real Estate	Residential Real Estate	Home Equity	Consumer	Total
Beginning balance	$1,140	$1,600	$618	$79	$43	$3,480
Provision for loan losses	78	94	62	(9)	(16)	209
Loans charged-off	(282)	0	(23)	0	0	(305)
Recoveries	0	0	4	0	14	18

Ending balance	$936	$1,694	$661	$70	$41	$3,402

The following table presents the activity in the allowance for loan losses by portfolio segment for the three months ended September 30, 2011:

September 30, 2011	Commercial	Commercial Real Estate	Residential Real Estate	Home Equity	Consumer	Unallocated	Total
Beginning balance	$634	$1,332	$775	$75	$63	$2	$2,881
Provision for loan losses	160	(3)	40	(19)	(26)	(2)	150
Loans charged-off	0	0	0	0	0	0	0
Recoveries	0	0	0	0	3	0	3

Ending balance	$794	$1,329	$815	$56	$40	$0	$3,034

The following table presents the activity in the allowance for loan losses by portfolio segment for the nine months ended September 30, 2012:

September 30, 2012	Commercial	Commercial Real Estate	Residential Real Estate	Home Equity	Consumer	Total
Beginning balance	$788	$1,408	$861	$66	$40	$3,163
Provision for loan losses	430	768	37	95	9	1,339
Loans charged-off	(282)	(482)	(249)	(91)	(26)	(1,130)
Recoveries	0	0	12	0	18	30

Ending balance	$936	$1,694	$661	$70	$41	$3,402

The following table presents the activity in the allowance for loan losses by portfolio segment for the nine months ended September 30, 2011:

September 30, 2011	Commercial	Commercial Real Estate	Residential Real Estate	Home Equity	Consumer	Unallocated	Total
Beginning balance	$460	$1,267	$675	$100	$53	$30	$2,585
Provision for loan losses	309	62	166	(45)	(15)	(30)	447
Loans charged-off	0	0	(27)	0	(17)	0	(44)
Recoveries	25	0	1	1	19	0	46

Ending balance	$794	$1,329	$815	$56	$40	$0	$3,034

The recorded investment in loans includes the principal balance outstanding, net of unearned and deferred income and including accrued interest receivable. The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of September 30, 2012 and December 31, 2011:

	Commercial	Commercial Real Estate	Residential Real Estate	Home Equity	Consumer	Total
September 30, 2012
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$0	$33	$0	$0	$0	$33
Collectively evaluated for impairment	936	1,661	661	70	41	3,369

Total ending allowance balance	$936	$1,694	$661	$70	$41	$3,402

Recorded investment in loans:
Loans individually evaluated for impairment	$286	$1,075	$44	$0	$0	$1,405
Loans collectively evaluated for impairment	47,448	83,351	88,225	30,947	8,252	258,223

Total ending loans balance	$47,734	$84,426	$88,269	$30,947	$8,252	$259,628

December 31, 2011
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$151	$183	$182	$0	$0	$516
Collectively evaluated for impairment	637	1,225	679	66	40	2,647

Total ending allowance balance	$788	$1,408	$861	$66	$40	$3,163

Recorded investment in loans:
Loans individually evaluated for impairment	$597	$2,420	$320	$0	$0	$3,337
Loans collectively evaluated for impairment	32,984	69,290	74,230	30,288	7,698	214,490

Total ending loans balance	$33,581	$71,710	$74,550	$30,288	$7,698	$217,827

The impact on interest income of impaired loans was immaterial to the consolidated statements of income for the three and nine month periods ending September 30, 2012 and 2011.

The following table presents loans individually evaluated for impairment by class of loans as of September 30, 2012 and December 31, 2011:

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Nine-month Average Recorded Investment	Three-month Average Recorded Investment
September 30, 2012
With no related allowance recorded:
Real estate:
Commercial and land development	$380	$380	$0	$947	$622
One-to-four family	44	44	0	45	44
Real estate construction:
Commercial and land development	652	652	0	657	654
Commercial	1,018	286	0	571	564
With an allowance recorded:
Real estate:
Commercial and land development	43	43	33	43	43
One-to-four family	0	0	0	0	0
Real estate construction:
Commercial and land development	0	0	0	0	0
Commercial	0	0	0	0	0

	$2,137	$1,405	$33	$2,263	$1,927

	December 31, 2011			September 30, 2011
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Nine-month Average Recorded Investment	Three-month Average Recorded Investment
December 31, 2011
With no related allowance recorded:
Real estate:
Commercial and land development	$406	$406	$0	$432	$420
One-to-four family	46	46	0	50	48
Real estate construction:
Commercial and land development	1,252	1,252	0	1,298	1,281
Commercial	29	29	0	31	30
With an allowance recorded:
Real estate:
Commercial and land development	1,037	762	183	949	917
One-to-four family	274	274	182	286	278
Commercial	1,031	568	151	489	567

	$4,075	$3,337	$516	$3,535	$3,541

Nonaccrual loans and loans past due 90 days still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

The following table presents the recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans as of September 30, 2012 and December 31, 2011:

	September 30, 2012		December 31, 2011
	Nonaccrual	Loans Past Due 90 or More Days Still Accruing	Nonaccrual	Loans Past Due 90 or More Days Still Accruing
Real estate:
Commercial and land development	$423	$0	$1,168	$0
One-to-four family	44	90	438	181
Home equity	0	0	382	0
Real estate construction:
Commercial and land development	652	0	1,252	0
Commercial	286	0	0	0
Consumer	0	0	596	0

	$1,405	$90	$3,836	$181

The following table presents the aging of the recorded investment in past due loans as of September 30, 2012 by class of loans:

	30 - 59 Days Past Due	60 - 89 Days Past Due	90 or More Days Past Due (1)	Total Past Due	Loans Not Past Due (2)	Total
Real estate:
Commercial and land development	$249	$0	$203	$452	$76,752	$77,204
One-to-four family	135	128	113	376	65,866	66,242
Home equity	40	0	0	40	30,907	30,947
Multifamily	0	0	0	0	21,515	21,515
Real estate construction:
Commercial and land development	0	0	396	396	6,826	7,222
One-to-four family	0	0	0	0	512	512
Commercial	0	33	286	319	47,415	47,734
Consumer:
Auto:
Direct	0	10	0	10	1,699	1,709
Indirect	28	0	0	28	4,763	4,791
Other	2	0	0	2	1,750	1,752

	$454	$171	$998	$1,623	$258,005	$259,628

(1)	All loans are nonaccrual status except for $90 of loans past due 90 or more days still on accrual.
(2)	Includes $497 of loans on nonaccrual status.

The following table presents the aging of the recorded investment in past due loans as of December 31, 2011 by class of loans:

	30 - 59 Days Past Due (1)	60 - 89 Days Past Due	90 or More Days Past Due (2)	Total Past Due	Loans Not Past Due (3)	Total
Real estate:
Commercial and land development	$0	$30	$922	$952	$65,940	$66,892
One-to-four family	245	297	572	1,114	55,754	56,868
Home equity	0	0	382	382	29,906	30,288
Multifamily	0	0	0	0	17,001	17,001
Real estate construction:
Commercial and land development	856	0	396	1,252	3,566	4,818
One-to-four family	0	0	0	0	681	681
Commercial	37	0	597	634	32,947	33,581
Consumer:
Auto:
Direct	1	0	0	1	2,071	2,072
Indirect	17	0	0	17	4,629	4,646
Other	14	0	0	14	966	980

	$1,170	$327	$2,869	$4,366	$213,461	$217,827

(1)	Includes $856 of loans on nonaccrual status.
(2)	All loans are nonaccrual status except for $181 of loans past due 90 or more days still on accrual.
(3)	Includes $292 of loans on nonaccrual status.

Troubled Debt Restructuring

As of September 30, 2012, certain loans were modified as troubled debt restructurings. The modification of the terms of such loans included one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; or a permanent reduction of the recorded investment in the loan.

The Corporation has one commercial loan relationship with a balance of $660 that was individually evaluated for impairment whose loan terms have been modified in troubled debt restructurings as of September 30, 2012 and $1,661 as of December 31, 2011. $0 and $300 of specific reserves have been allocated for these loans as of September 30, 2012 and December 31, 2011. The Corporation has not committed to lend any additional amounts as of period ending September 30, 2012 and December 31, 2011 to the customer with outstanding loans that are classified as troubled debt restructurings.

There have been no new loans classified as troubled debt restructurings for the three and nine month periods ending September 30, 2012. The commercial loan that was modified as troubled debt restructurings experienced payment default within twelve months following the modification. A loan is considered to be in payment default once it is 30 days contractually past due under the modified terms.

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans. As of September 30, 2012 and December 31, 2011, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

	Pass	Special Mention	Substandard	Doubtful	Total
September 30, 2012
Real estate:
Commercial and land development	$72,011	$1,918	$3,275	$0	$77,204
One-to-four family	0	18	44	0	62
Real estate construction:
Commercial and land development	6,003	192	1,027	0	7,222
Commercial	44,881	983	1,870	0	47,734

	$122,895	$3,111	$6,216	$0	$132,222

	Pass	Special Mention	Substandard	Doubtful	Total
December 31, 2011
Real estate:
Commercial and land development	$61,706	$1,986	$3,200	$0	$66,892
One-to-four family	0	263	1,129	0	1,392
Real estate construction:
Commercial and land development	3,104	196	1,518	0	4,818
Commercial	29,744	2,442	1,395	0	33,581

	$94,554	$4,887	$7,242	$0	$106,683

The Company considers the performance of the loan portfolio and its impact on the allowance for loan losses. For residential and consumer loan classes, the Company also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity. The following table presents the recorded investment in residential and consumer loans based on payment activity as of September 30, 2012 and December 31, 2011:

		Consumer			Residential Real Estate
	Direct	Indirect	Other	Construction	Multifamily	One-to-four Family	Home Equity	Total
September 30, 2012
Performing	$1,709	$4,791	$1,752	$512	$21,515	$66,111	$30,947	$127,337
Nonperforming	0	0	0	0	0	69	0	69

	$1,709	$4,791	$1,752	$512	$21,515	$66,180	$30,947	$127,406

		Consumer			Residential Real Estate
	Direct	Indirect	Other	Construction	Multifamily	One-to-four Family	Home Equity	Total
December 31, 2011
Performing	$2,072	$4,646	$980	$681	$17,001	$54,904	$29,906	$110,190
Nonperforming	0	0	0	0	0	572	382	954

	$2,072	$4,646	$980	$681	$17,001	$55,476	$30,288	$111,144

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

The Company implemented a program in 2009 whereby it lends to its borrowers at a fixed rate with the loan agreement containing a two-way yield maintenance provision. The program has one participant as of September 30, 2012. If the borrower prepays the loan, the yield maintenance provision will result in a prepayment penalty or benefit depending on the interest rate environment at the time of the prepayment. This provision represents an embedded derivative which is required to be bifurcated from the host loan contract. As a result of bifurcating the embedded derivative, the Company records the transaction with the borrower as a floating rate loan and a pay floating / receive fixed interest-rate swap. To offset the risk of the interest-rate swap with the borrower, the Company enters into an interest-rate swap with an outside counterparty that mirrors the terms of the interest-rate swap between the Company and the borrower. Both interest-rate swaps are carried as freestanding derivatives with their changes in fair value reported in current earnings. The interest-rate swaps are not designated as hedges. The change in the fair value of the interest-rate swap between the Company and its borrower was a decrease of $11 for the nine months ended September 30, 2012 and a decrease of $4 for the three months ended September 30, 2012, which was offset by an equal increase in value during the three and nine months ended September 30, 2012 on the interest-rate swap with an outside counterparty, resulting in no impact on income as of September 30, 2012.

Summary information about the interest-rate swaps not designated as hedges between the Company and its borrower as of September 30, 2012 is as follows:

Notional amount	$1,374
Weighted average receive rate	5.33%
Weighted average pay rate	3.50%
Weighted average maturity (years)	1.3
Fair value of interest-rate swaps	$35

Summary information about the interest-rate swaps between the Company and outside parties as of September 30, 2012 is as follows:

Notional amount	$1,374
Weighted average pay rate	5.33%
Weighted average receive rate	3.50%
Weighted average maturity (years)	1.3
Fair value of interest-rate swaps	$(35)

The fair value of the interest-rate swaps at September 30, 2012 is reflected in other assets and other liabilities with a corresponding offset to noninterest income.

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

On May 20, 2008, the Company granted options to purchase 58,000 shares of stock to directors and certain key officers, of which 42,800 remain outstanding at September 30, 2012. The exercise price of the options is $18.03 per share. The options vest in five equal installments over a five-year period and have a term of 10 years. None of these options have been exercised as of September 30, 2012.

On October 19, 2010, the Company granted options to purchase 43,000 shares of stock to directors and certain key officers, of which 40,300 remained outstanding at September 30, 2012. The exercise price of the options is $13.22 per share. The options vest in five equal installments over a five-year period and have a term of 10 years. None of these options have been exercised as of September 30, 2012.

On January 17, 2012, the Company granted options to purchase 58,000 shares of stock to directors and certain key officers, all of which remained outstanding at September 30, 2012. The exercise price of the options is $14.10 per share. The options vest in five equal installments over a five-year period and have a term of 10 years. None of these options have been exercised as of September 30, 2012.

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

The fair value of options granted in 2012 was $1.77 per option was determined using the following weighted-average assumptions as of grant date.

Risk-free interest rate	1.39%
Expected term (years)	7.0
Expected stock price volatility	16.40%
Dividend yield	2.27%

A summary of the activity in the stock option plan for 2012 follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding - January 1, 2012	84,500	$15.70
Granted	58,000	14.10
Exercised	0	0
Forfeited or expired	1,400	13.91

Outstanding – September 30, 2012	141,100	$15.16	7.8	$140

Fully vested and exercisable at Sept. 30, 2012	42,700	$17.10	6.1	$16
Expected to vest in future periods	98,400	14.15	7.9	124
Fully vested and expected to vest at Sept. 30, 2012	141,100	$15.16	7.8	$140

The total compensation cost that has been charged against income for the plan was $60 and $33 for the nine months ended September 30, 2012 and 2011 and $18 and $13 for the quarters ended September 30, 2012 and 2011. The total income tax benefit was $6 and $4 for the quarters ended September 30, 2012 and 2011 and $20 and $11 for the nine month periods ended September 30, 2012 and 2011. As of September 30, 2012, there was $101 of total unrecognized compensation cost related to nonvested stock options granted under the Plan. The cost is expected to be recognized over a weighted-average period of 3.8 years.

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

On July 1, 2012, the Company granted restricted stock awards for 1,866 shares of the Company’s common stock to certain directors in lieu of cash payment of fees. The awards vested immediately and the compensation expense related to the awards of $28 was recorded in 2012. The fair value of the stock was determined using closing market price of the Company’s common stock on the date of the grant.

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

Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements at September 30, 2012 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Available for sale securities:
U.S. Government and federal agency	$0	$1,959	$0
State and municipal	0	57,201	0
Mortgage-backed securities - residential	0	72,264	14
Equity securities	12	0	0
Interest rate swaps	0	35	0
Liabilities:
Interest rate swaps	$0	$35	$0

	Fair Value Measurements at December 31, 2011 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Available for sale securities:
U.S. Government and federal agency	$0	$2,446	$0
State and municipal	0	53,890	3,533
Mortgage-backed securities - residential	0	90,270	16
Equity securities	20	0	0
Interest rate swaps	0	46	0
Liabilities:
Interest rate swaps	$0	$46	$0

The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2012:

	Nine Months	Three Months
	2012	2012
Beginning Balance	$3,549	$196
State and Municipal:
Principal repayments
Total gains or losses for the period included in other comprehensive income	0	0
Maturities	(3,031)	(181)
Transfers from Level 3 to Level 2	(502)	0
Mortgage-backed securities:
Principal repayments	(2)	(1)

Ending balance	$14	$14

Two state and municipal securities with a fair value of $499 as of September 30, 2012 were transferred from Level 3 to Level 2 because observable market data became available for securities with similar characteristics. The Company’s policy is to recognize transfers into or out of a level as of the end of the reporting period.

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

Assets and Liabilities Measured on a Non-Recurring Basis

Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

	Fair Value Measurements at September 30, 2012 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans
Commercial	$0	$0	$264
Commercial and land development	0	0	406
One-to-four family	0	0	0

	Fair Value Measurements at December 31, 2011 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans
Commercial	$0	$0	$417
Commercial and land development	0	0	974
One-to-four family	0	0	92
Other real estate owned	0	0	18

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a principal amount of $703, with a valuation allowance of $33, resulting in an increase in the provision for loan loss of $0 in the three months ended September 30, 2012 and an increase of $549 in the nine months ended September 30, 2012. Impaired loans had a principal amount of $1,999, with a valuation allowance of $516, resulting in an additional provision of $247 for loan loss in the year ended December 31, 2011.

There was no valuation allowance related to other real estate property at September 30, 2012. There were no write-downs of other real estate in 2012. Other real estate owned measured at fair value less costs to sell, had a net carrying amount of $18, which is made up of the outstanding balance of $131, net of a valuation allowance of $113 at December 31, 2011. The property was written-down $38 in 2011.

The following table presents quantitative information about level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at September 30, 2012:

	Fair value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
Impaired loans – Commercial	$264	Sales comparison approach	Adjustment for differences between comparable sales	10%
Impaired loans – Commercial and land development	$406	Sales comparison approach	Adjustment for differences between comparable sales	10%-46% (15%)

Carrying amount and estimated fair values of financial instruments at September 30, 2012 and December 31, 2011 were as follows:

		Fair Value Measurements at September 30, 2012
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$36,833	$36,833	$0	$0	$36,833
Securities available for sale	131,450	12	131,424	14	131,450
Restricted equity securities	3,221	na	na	na	na
Loans, net	255,448	0	0	257,393	257,393
Loans held for sale	347	0	347	0	347
Accrued interest receivable	1,618	0	850	768	1,618
Interest rate swaps	35	0	35	0	35
Financial liabilities
Deposits	$382,679	$321,110	$62,201	$0	$383,311
Short-term borrowings	12,627	0	12,627	0	12,627
Federal Home Loan Bank	5,000	0	5,220	0	5,220
advances
Accrued interest payable	197	30	167	0	197
Interest rate swaps	35	0	35	0	35

				Carrying Amount	Fair Value
December 31, 2011
Financial assets
Cash and cash equivalents				$15,213	$15,213
Time deposits with other financial institutions				246	246
Securities available for sale				150,175	150,175
Restricted equity securities				3,220	na
Loans, net				213,952	215,490
Accrued interest receivable				1,404	1,404
Interest rate swaps				46	46

Financial liabilities
Deposits				$340,664	$341,356
Short-term borrowings				10,168	10,168
Federal Home Loan Bank advances				8,000	8,299
Accrued interest payable				219	219
Interest rate swaps				46	46

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

OVERVIEW

Total assets increased to $450.1 million as of September 30, 2012, from $406.1 million at December 31, 2011.

Net income for the first nine months of 2012 was $1.9 million compared to $1.8 million for the same period of 2011 or $0.85 and $0.83 basic and diluted per share, respectively. Net income was positively impacted by an increase in net interest income and a decrease in noninterest expense and negatively impacted by an increase in the provision for loan losses.

Net interest income for the nine month period ended September 30, 2012 increased $643 thousand, or 6.5%, compared to the same period in 2011, despite a declining interest rate environment. The provision for loan losses increased to $1,339 thousand for the nine months ended September 30, 2012 compared to $447 thousand for the same period in 2011.

Noninterest income for the first nine months of 2012 decreased $97 thousand compared to the same period in 2011. Noninterest income in 2011 included $171 thousand of gains recorded on the sale of the guaranteed portion of six Small Business Administration (SBA) loans, and $173 thousand of gains on the sale of securities. Mortgage banking income increased $179 thousand for the nine month period ended September 30, 2012 compared to the same period in 2011.

Noninterest expense for the first nine months of 2012 decreased $344 thousand compared to the same period in 2011 due primarily to a decrease in professional and consulting expense and the FDIC assessment expense. Income tax expense was $303 thousand for the nine months ended September 30, 2012 compared to $341 thousand for the same period in 2011.

Office of the Controller of the Currency (“OCC”) regulations requires banks to maintain certain minimum levels of regulatory capital. Additionally, the regulations establish a framework for the classification of banks into five categories: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. Generally, an institution is considered well-capitalized if it has a core (Tier 1) capital ratio of at least 5.0% (based on adjusted total assets); a core (Tier 1) risk-based capital ratio of a least 6.0%; and a total risk-based capital ratio of at least 10.0%. The Bank had capital ratios above the minimum to be well-capitalized at September 30, 2012 and December 31, 2011.

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

FINANCIAL CONDITION – SEPTEMBER 30, 2012, COMPARED TO DECEMBER 31, 2011

Balance Sheet

Cash and due from banks increased $21.6 million to $36.8 million at September 30, 2012, primarily related to an increase in local governmental deposit accounts.

Securities available for sale decreased $18.7 million due primarily to maturities and repayments of $25.9 million, offset by the purchase of $7.3 million securities. The net unrealized gains on securities increased to $6.6 million as of September 30, 2012 compared to $5.5 million net unrealized gains on securities as of December 31, 2011.

Loans increased $41.5 million during the first nine months of 2012. Loan growth has improved as a result of efforts made in the last three years to add experienced lenders and loan products that borrowers want and need. The commercial lending products now offered, along with knowledgeable lenders, have given the Bank the ability to offer a full range of lending products to our existing and potential customers. The Bank is also concentrating on the expansion of our agricultural business and lending services.

Loans at September 30, 2012 and December 31, 2011 were as follows:

(dollars in thousands)

	September 30, 2012	December 31, 2011
Real estate:
Commercial and land development	$77,168	$66,886
One-to-four family	66,266	56,917
Home equity	30,684	30,086
Multifamily	21,537	17,041
Real estate construction:
Commercial and land development	7,238	4,822
One-to-four family	514	683
Commercial	47,516	33,473
Consumer:
Auto:
Direct	1,693	2,065
Indirect	4,693	4,541
Other	1,750	980

	259,059	217,494

Unearned and deferred income	(209)	(379)
Allowance for loan losses	(3,402)	(3,163)

Total	$255,448	$213,952

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

The allowance for loan losses increased from $3.2 million as of December 31, 2011 to $3.4 million at September 30, 2012. The allowance for loan losses to total loans decreased from 1.46% at year-end 2011 to 1.31% at September 30, 2012. The provision for loan losses for the nine months ended September 30, 2012 was $1.3 million compared to $447 thousand for the same period in 2011. The increase in the provision in 2012 was related to growth in loans during 2012 and decreases in the collateral valuations based on information obtained in 2012 for two commercial real estate loan relationships that were deemed collateral dependant. Net charge-offs were $1.1 million for the nine months ended September 30, 2012, compared to net recoveries of $2 thousand for the same period in 2011. Charge-offs of $481 thousand and $282 thousand were recorded on the aforementioned commercial real estate loans during the second and third quarters of 2012, respectively.

Total nonperforming loans decreased from $4.0 million as of December 31, 2011 to $1.5 million at September 30, 2012. Non-performing loans consist of loans placed on non-accrual status and loans past due 90 or more days and still accruing interest. Loans past due 30 through 89 days and still accruing, decreased from $641 thousand to $618 thousand as of September 30, 2012.

Adversely classified assets at September 30, 2012 and December 31, 2011 were as follows:

(dollars in thousands)

	September 30, 2012	December 31, 2011
Classified loans:
Substandard	$6,216	$7,242
Doubtful	0	0
Loss	0	0

Total classified loans	6,216	7,242
Other real estate owned	452	18

Total classified assets	$6,668	$7,260

Total classified loans to total assets	2.4%	3.3%
Total classified assets to total assets	1.5%	1.8%

Total classified loans decreased from $7.2 million at December 31, 2011 to $6.2 million at September 30, 2012. The Bank’s classification ratio was 18.3% and 21.1% as of September 30, 2012 and December 31, 2011. The classification ratio is calculated using total adversely classified assets (excluding special mention loans) divided by Tier 1 capital plus allowance for loan losses. Management believes the allowance for loan losses is adequate as of September 30, 2012.

Total deposits increased $42.0 million as of September 30, 2012 compared to December 31, 2011. The increase is primarily attributed to growth in noninterest-bearing demand accounts and interest-bearing demand accounts. Historically noninterest-bearing demand accounts have fluctuated based upon the liquidity needs of our customers. The increase in interest-bearing demand accounts can be attributed to the Company’s success in marketing our “Platinum Checking” and “Bonus Checking” accounts.

Deposits at September 30, 2012 and December 31, 2011 were as follows:

(dollars in thousands)

	September 30, 2012	December 31, 2011
Demand, noninterest-bearing	$92,487	$70,810
Demand, interest-bearing	168,127	154,410
Savings	60,496	55,781
Time, $100,000 and over	18,167	15,305
Time, other	43,402	44,358

	$382,679	$340,664

Shareholders’ Equity

Total shareholders’ equity increased $2.2 million to $45.0 million as of September 30, 2012 from $42.7 million as of December 31, 2011. Net income for the nine months ended September 30, 2012 was $1.9 million, while dividends declared were $533 thousand. Accumulated other comprehensive income increased from $3.6 million on December 31, 2011 to $4.4 million as of September 30, 2012.

The Bank is subject to regulatory capital requirements. The following is a summary of the actual and required regulatory capital amounts and ratios. Management believes the capital position of the Bank remains strong.

(dollars in thousands)

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
September 30, 2012
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital to risk-weighted assets	$36,430	12.70%	$22,950	8.00%	$28,687	10.00%
Tier 1 capital to risk-weighted assets	33,028	11.51%	11,475	4.00%	17,213	6.00%
Tier 1 capital to average assets	33,028	7.45%	17,437	4.00%	22,171	5.00%

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
December 31, 2011
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital to risk-weighted assets	$34,367	13.74%	$20,015	8.00%	$25,019	10.00%
Tier 1 capital to risk-weighted assets	31,256	12.49%	10,008	4.00%	15,011	6.00%
Tier 1 capital to average assets	31,256	7.78%	16,069	4.00%	20,086	5.00%

Statements of Cash Flows

Net cash from operating activities for the first nine months of 2012 was $4.9 million compared to $4.8 million for the same period of 2011. Net cash from investing activities for the first nine months of 2012 was $(24.2) million, compared to $(15.6) million for the first nine months of 2011. Net cash from financing activities was $40.9 million for the first nine months of 2012 compared to $27.0 million for the first nine months of 2011. The increase in cash and cash equivalents was $21.6 million during the first nine months of 2012 primarily related to an increase in local governmental deposit accounts. Total cash and cash equivalents was $36.8 million as of September 30, 2012 compared to $15.2 million at December 31, 2011.

COMPARISON OF RESULTS OF OPERATIONS FOR THE NINE MONTH PERIODS ENDED

September 30, 2012 and 2011

Net income for the first nine months of 2012 was $1.9 million or $0.85 per basic and diluted earnings per share compared to $1.8 million or $0.83 per basic and diluted earnings per share for the same period in 2011. Net income was positively impacted by a $643 thousand increase in net interest income and a $344 thousand decrease in noninterest expense and negatively impacted by a $892 thousand increase in the provision for loan losses.

Annualized return on average equity (“ROAE”) and average assets (“ROAA”) for the first nine months of 2012 were 5.74% and 0.58%, respectively, compared with 6.08% and 0.62% for the first nine months of 2011.

			Nine months ended September 30,
		2012			2011
(dollars in thousands)	Daily Average Balance	Interest	Average yield/cost (1)	Daily Average Balance	Interest	Average yield/cost (1)
Assets
Interest earning assets:
Securities:
Taxable	$88,192	$1,685	2.62%	$91,265	$2,317	3.49%
Nontaxable (tax equivalent basis) (2)	57,048	2,062	5.19%	47,402	1,806	5.21%
Interest bearing deposits	29,105	46	0.21%	24,990	77	0.41%
Net loans (including nonaccrual loans)	235,184	8,800	5.00%	198,676	7,901	5.30%

Total interest-earning assets	409,529	12,593	4.11%	362,333	12,101	4.45%

All other assets	21,521			32,146

Total assets	$431,050			$394,478

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing checking	$160,970	536	0.44%	$146,007	583	0.63%
Savings	57,766	62	0.14%	53,208	61	0.15%
Time, $100,000 and over	17,518	130	0.99%	17,144	167	1.30%
Time, other	44,137	431	1.30%	48,277	539	1.49%
Federal Home Loan Bank advances	7,967	152	2.55%	10,231	198	2.58%
Short-term borrowings	10,440	32	0.41%	9,127	33	0.48%

Total interest-bearing liabilities	298,798	1,343	0.60%	283,994	1,581	0.74%

Demand deposits	84,121			67,063
Other liabilities	4,483			3,016
Shareholders’ equity	43,648			40,406

Total liabilities and shareholders’ equity	$431,050			$394,478

Net interest income (tax equivalent basis) (2)		$11,250			$10,520

Interest rate spread (3)			3.51%			3.71%
Net yield on interest-earning assets (4)			3.67%			3.87%
Ratio of average interest-earning assets to average interest-bearing liabilities			137.06%			127.58%

(1)	Average yields are computed using annualized interest income and expense for the periods.
(2)	Tax equivalence based on highest statutory rate of 34%.
(3)	Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(4)	Net yield on interest-earning assets represents net interest income as a percentage of average interest-earning assets.

Interest and dividend income totaled $11.9 million, an increase of $405 thousand for the nine months ended September 30, 2012 compared to the same period in 2011. Adjusted on a fully tax-equivalent (“FTE”) basis the yield on earning assets in the first nine months of 2012 was 4.11% compared to 4.45% in the first nine months of 2011. The decrease in the average yield on earning assets is primarily related to the overall decline in interest rates.

Interest expense totaled $1.3 million, a decrease of $238 thousand or 15.1% for the nine months ended September 30, 2012 as compared to the same period in 2011. The average cost for interest bearing liabilities was 0.60% for the first nine months of 2012 compared to 0.74% for the same period in 2011.

The decrease of 14 basis points from the first nine months of 2012 is the result of change in the average volume in the mix of interest bearing liabilities and declining interest rates. The increase in interest-bearing liabilities is due primarily to growth in interest-bearing demand accounts and savings accounts. The cost of interest-bearing demand deposits and savings accounts is relatively low compared to other interest-bearing liabilities.

Net interest income increased $643 thousand, or 6.5% for the nine month period ended September 30, 2012 as compared to September 30, 2011. During the first nine months of 2012, the interest rate spread on a FTE basis decreased 20 basis points to 3.51% when compared to the first nine months of 2011.

Provision for loan losses totaled $1.3 million for the first nine months of 2012 compared to $447 thousand for the same period in 2011. The increase in the provision for loan losses is primarily related to changes in the collateral valuations based on information obtained in 2012 for two commercial real estate loan relationships. Charge-offs of $481 thousand and $282 thousand were recorded for these relationships, in the second and third quarters of 2012 respectively.

Total non-performing loans decreased from $4.0 million as of December 31, 2011 to $1.5 million at September 30, 2012. The decrease was primarily due to three loans that were transferred to other real estate owned and one significant relationship that was changed from nonaccrual status to accrual. Non-performing loans consist of loans placed on non-accrual status and loans past due 90 or more days and still accruing interest. Adversely classified loans, including substandard and doubtful, decreased from $7.2 million at December 31, 2011 to $6.2 million at September 30, 2012. Loans past due 30 through 89 days and still accruing, decreased from $641 thousand to $618 thousand as of September 30, 2012.

Each quarter, management reviews the adequacy of the allowance for loan losses by reviewing the overall quality and risk profile of the Company’s loan portfolio, by reviewing specific problem credits and assessing the potential for losses based on expected cash flows or collateral values, by reviewing trends in problem loan levels, by updating loss history for the Company’s loans, by analyzing the growth and change in mix of the portfolio, and by analyzing economic trends that are believed to impact the Company’s borrowers. Management reviewed all of these factors and determined the allowance for loan losses was adequate as of September 30, 2012.

Noninterest income for the nine months ended September 30, 2012 decreased to $2.1 million or 4.5%, from $2.2 million for the same period in 2011. Noninterest income in 2011 included $171 thousand of gains recorded on the sale of the guaranteed portion of six Small Business Administration (SBA) loans and $173 thousand of gains recorded on the sale of securities. Mortgage banking income increased $179 thousand for the nine month period ended September 30, 2012 compared to the same period in 2011, due to an increase of mortgage loans sold.

Noninterest expense for the nine months ended September 30, 2012 was $9.1 million, a decrease of 3.6% from $9.5 million for the same period in 2011 due primarily to a decrease in professional and consulting expense, primarily related to a reduction of legal expenses and a reduction in the use of outside information technology consultants and a decrease in the FDIC assessment expense, due to a change in the methodology of calculating the FDIC assessment.

Income tax expense was $303 thousand for the nine months ended September 30, 2012 which represents a decrease of $38 thousand compared to the same period in 2011. An increase in interest income from tax-exempt securities are the primary factors causing the decrease in income tax expense.

Quarters ended September 30, 2012 and September 30, 2011 income statement highlights:

•	Net interest income increased $230 thousand, compared to the same period in 2011. The change was driven by an increase in average earning assets and growth in low-cost core deposit funding.

•	Interest income increased $188 thousand or 4.8%, related to an increase in interest income from loans and nontaxable securities, partially offset by a decrease in interest income taxable securities.

•	Interest expense decreased $42 thousand or 8.7%, primarily related to a decrease in interest expense related to deposits due to the declining interest rate environment.

•

The provision for loan losses was $209 thousand in the quarter ended September 30, 2012 compared to $150 thousand for the same period in 2011. The increase in the provision for loan losses in the third quarter of 2012 was primarily related to the growth in the loan portfolio.

•

Mortgage banking income increased from $68 thousand during the quarter ended September 30, 2011 to $120 thousand during the same period in 2012. The Bank experienced an increase of mortgage loans sold in 2012 compared to 2011.

•

Professional and consulting expense was $101 thousand for the three months ended September 30, 2012, compared to $171 thousand for the same period in 2011. The decrease is primarily related to a reduction of legal expenses and a reduction in the use of outside information technology consultants.

•

Income tax expense was $224 thousand for the three months ended September 30, 2012, an increase of $36 thousand compared to the same period in 2011. Higher pre-tax income, partially offset by an increase in interest income from tax-exempt securities, compared to the same period in 2011, is the primary cause of the increase.

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

September 30, 2012

Basis Point Change in Rates	+400 bp	+300 bp	+200 bp	+100 bp	-100 bp	-200 bp	-300 bp	-400 bp
Increase (decrease) in EVE	(10.7)%	(5.4)%	(0.8)%	2.1%	(7.9)%	nm	nm	nm

December 31, 2011

Basis Point Change in Rates	+400 bp	+300 bp	+200 bp	+100 bp	-100 bp	-200 bp	-300 bp	-400 bp
Increase (decrease) in EVE	(18.7)%	(13.3)%	(6.3)%	(1.1)%	(8.2)%	nm	nm	nm

nm – not meaningful

The Bank is in compliance with the interest rate risk policy limits related to EVE as of September 30, 2012 and December 31, 2011.

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

September 30, 2012

Basis Point Change in Rates	+ 400 bp	+300 bp	+200 bp	+100 bp	-100 bp	-200 bp	-300 bp	-400 bp
Increase (decrease) in Earnings	2.1%	1.2%	0.9%	0.6%	(0.6)%	nm	nm	nm

December 31, 2011

Basis Point Change in Rates	+400 bp	+300 bp	+200 bp	+100 bp	-100 bp	-200 bp	-300 bp	-400 bp
Increase (decrease) in Earnings	(1.1)%	(1.0)%	(0.4)%	(0.1)%	(0.4)%	nm	nm	nm

nm – not meaningful

The Bank is in compliance with the interest rate risk policy limits related to EAR as of September 30, 2012 and December 31, 2011.

Item 4T. Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2012, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were, to the best of their knowledge, effective as of September 30, 2012, in timely alerting them to material information relating to the Company (including its consolidated subsidiary) required to be included in the Company’s periodic SEC filings.

There were no changes in the Company’s internal controls over financial reporting during the nine months ended September 30, 2012 that materially affected or are reasonably likely to materially affect the Company’s internal controls over financial reporting.

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

National Bancshares Corporation

Date: November 9, 2012	/s/ Mark R. Witmer
Mark R. Witmer, President and
Chief Executive Officer

Date: November 9, 2012	/s/ James R. VanSickle
James R. VanSickle, Chief Financial Officer