Form 10-K
period 2012-12-31
NATIONAL BANCSHARES CORP /OH/
filed 2013-03-29
CIK 790362

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the fiscal year ended: December 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: Based on the average of the bid and asked prices on June 30, 2012, the aggregate market value of National Bancshares Corporation stock held by non-affiliates was $27,599,473.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date: National Bancshares Corporation’s only class is common stock, without par value, of which 2,219,965 shares were outstanding on March 1, 2013.

Documents Incorporated by Reference

Portions of the registrant’s annual report to shareholders for the fiscal year ended December 31, 2012 are incorporated by reference in Part II. Portions of the registrant’s definitive proxy statements for the 2013 Annual Meeting of Shareholders are incorporated by reference in Part III of this report.

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

Massillon is the largest urban center in the Bank’s market, with a population of slightly more than 32,100 according to the 2010 Census by Ohio Department of Development (www.odod.state.oh.us/research) data, followed by Wooster in Wayne County, with a population of approximately 26,000, and the city of Orrville in Wayne County, with a population just under 8,400. The total population of the Bank’s market area is estimated to be between 175,000 and 225,000, but a more precise figure is difficult to determine because the Bank’s market area does not necessarily correspond with the geographic and political boundaries employed when population data are compiled and reported. Of the counties that make up the Bank’s market area, Holmes, Medina, Summit and Wayne benefit from an unemployment rate that is less than the state average, which was 6.6% according to 2012 Ohio Department of Job and Family Services (available at lmi.state.oh.us). The unemployment rates at December 2012 are 6.2% in Summit County, 5.6% in Medina County, 5.5% in Wayne County, and 4.2% in Holmes County. Meanwhile, Stark County had an unemployment rate of 6.7% at December 2012.

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

The share of deposits held by a particular banking institution relative to all other banking institutions in a particular market is not the only, but it is perhaps the most readily identifiable, indicator of a Bank’s market share. As a percent of all deposits held by Federal Deposit Insurance Corporation (FDIC)-insured banks and savings associations in the county, according to FDIC data available on the FDIC’s website (www.fdic.gov) one institution had a market share exceeding 18% in all four counties as of June 30, 2012. Based on the FDIC’s June 30, 2012 deposit data, First National Bank had a 16.29% share of deposits in Wayne County (ranking 3rd of 13 FDIC-insured institutions), 0.86% in Stark County (11th of 18), and 0.99% in Medina County (15th of 17), and 0.15% in Summit County (21st of 23). We have no offices in Holmes County.

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

First National Bank makes commercial real estate loans, commercial loans, residential real estate and home equity loans, and consumer loans. A significant portion of the Bank’s lending consists of origination of conventional loans secured by 1-4 family real estate located in the Bank’s market area. The Bank’s residential mortgage loans generally are originated with loan documentation permitting sale to Federal Home Loan Mortgage Corporation.

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

First National Bank originates several different types of loans that it categorizes as construction loans, including –

•	residential construction loans to borrowers who will occupy the premises upon completion of construction,

•	residential construction loans to builders,

•	commercial construction loans, and

•	real estate acquisition and land development loans.

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

Our consumer loans include secured and unsecured loans to individual borrowers for a variety of purposes, including personal, home improvement, revolving credit lines, autos, boats, and recreational vehicles. Historically, we have had minimal indirect lending activity. Unsecured consumer loans generally carry significantly higher interest rates than secured loans.

Loans and extensions of credit to a single borrower may not exceed 15% of capital, often referred to as the “legal lending limit” or “loans-to-one-borrower limit.” But an additional margin of 10% of capital is permitted for loans fully secured by readily marketable collateral. The Bank can accommodate loan volumes exceeding the legal lending limit by selling participation interests in loans to other banks. As of December 31, 2012, the Bank’s legal lending limit for loans to a single borrower was approximately $5.5 million.

Loan Solicitation and Processing. Loan originations are developed from a number of sources, including continuing business with depositors, other borrowers and real estate builders, solicitations by Bank personnel and walk-in customers.

When a loan request is made, the Bank reviews the application, credit bureau reports, property appraisals or evaluations, financial information, verifications of income, and other documentation concerning the creditworthiness of the borrower, as applicable to each loan type. The Bank’s underwriting guidelines are set by senior management and approved by the board. The loan policy specifies officers’ loan approval authority, requiring approval by the board’s Directors Loan Committee or the full board for any aggregate borrowing to one customer or related customers of $1.0 million or more or if a loan is rated substandard or below.

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

Borrowings. Deposits, repayment of mortgage-backed securities and repayment of loan principal are the Bank’s primary sources of funds for lending activities and other general business purposes. However, when the supply of lendable funds or funds available for general business purposes cannot satisfy the demand for loans or general business purposes, the Bank can obtain funds from the Federal Home Loan Bank (FHLB) of Cincinnati. In addition to borrowing from the FHLB on a term-loan basis, the Bank has a line of credit with the FHLB that allows the Bank to borrow in an amount based on a percentage of the Bank’s pledged eligible mortgages. All or substantially all of the Bank’s mortgage loans are pledged to the FHLB. As of December 31, 2012, the Bank had additional borrowing capacity of approximately $38.1 million from the FHLB. Interest is payable monthly, and the line of credit is secured by a blanket pledge collateral agreement. First National Bank also has access to credit through the Federal Reserve Bank (FRB) of Cleveland and other funding sources.

Personnel – As of December 31, 2012, First National Bank had 113 full-time equivalent employees. A collective bargaining group represents none of the employees. Management considers its relations with employees to be excellent.

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

Insured depository institutions are further assessed premiums for Financing Corporation (“FICO”) bond debt service. The FICO assessment rate for DIF was 0.66 basis points for each quarter of 2012. For the first quarter of 2013, the FICO assessment rate for the DIF is 0.64 basis points resulting in a premium of $0.0064 per $100 of DIF-eligible deposits.

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

The banking agencies have also established a minimum leverage ratio of 3%, which represents Tier 1 capital as a percentage of total assets, less intangibles. However, for all but the most highly rated banks and bank holding companies, the banking agencies expect an additional margin of at least 100 to 200 basis points. At December 31, 2012 the bank was in compliance with all regulatory capital requirements. Actual and required capital amounts and ratios are presented elsewhere, specifically in Note 15 of National Bancshares’s audited financial statements for the year ended December 31, 2012.

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

Deposit Insurance. The Dodd-Frank Act permanently increases the maximum deposit insurance amount for banks, savings institutions and credit unions to $250,000 per depositor, and extended unlimited deposit insurance to most noninterest-bearing transaction accounts until December 31, 2012. The Dodd-Frank Act also broadens the base for FDIC insurance assessments. Assessments will now be based on the average consolidated total assets less tangible equity capital of an institution, rather than on the deposit base of such institution. The Dodd-Frank Act (i) requires the FDIC to increase the DIF’s reserve ratio from 1.15% to 1.35% of insured deposits by September 30, 2020, (ii) removes the upper limit of 1.5% on the DIF’s designated reserve ratio, which is a long-term target ratio, and (iii) requires the FDIC to offset the effect on insured depository institutions with total consolidated assets of less than $10 billion. The Dodd-Frank Act also eliminates the requirement that the FDIC pay dividends from the DIF when the reserve ratio is between 1.35% and 1.5%, and continues the FDIC’s authority to declare dividends when the reserve ratio at the end of a calendar year is at least 1.5%. However, the FDIC is granted sole discretion in determining whether to suspend or limit the declaration or payment of dividends.

Corporate Governance. The Dodd-Frank Act and the implementing regulations thereunder require publicly traded companies to give shareholders a non-binding vote on (i) executive compensation, commonly referred to as a “say-on-pay” vote, at their first annual meeting taking place after January 21, 2011 and at least once every three years thereafter and (ii) on so-called “golden parachute” payments in connection with approvals of mergers and acquisitions unless previously voted on by shareholders. On January 25, 2011, the SEC adopted a temporary exemption for smaller reporting companies from having to conduct “say on pay” and “say on pay frequency” votes. Smaller reporting companies are not required to conduct say-on-pay and frequency votes until annual meetings occurring on or after January 21, 2013. The new legislation also authorizes the SEC to promulgate rules that would allow shareholders to nominate their own candidates using a company’s proxy materials. As of August 2010, the SEC has adopted such a rule, which would require public companies to provide shareholders with access to the proxy statement for their nominees; however, the SEC has agreed to an indefinite stay of the effectiveness of the rule until litigation surrounding its implementation has been resolved. Additionally, the Dodd-Frank Act directs the federal banking regulators to promulgate rules prohibiting excessive compensation paid to executives of depository institutions and their holding companies with assets in excess of $1.0 billion, regardless of whether the company is publicly traded or not. During April 2011, federal banking and other regulators issued a proposed rule which would prohibit covered financial institutions from having incentive compensation arrangements which provide excessive compensation or which could expose the institution to inappropriate risks that could lead to material financial loss. However, as of February 2013 no final rule has yet been adopted. The Dodd-Frank Act also prohibits broker discretionary voting on elections of directors and executive compensation matters.

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

The Dodd-Frank Act prohibits creditors from making residential mortgage loans unless the creditor makes a good faith determination, based on verified and documented information that, at the time loan was consummated, the consumer had the reasonable ability to repay the loan, according to its terms, as well as all applicable taxes, insurance and assessments and further authorizes the CFPB to establish certain minimum standards regarding same. In April 2011, the FRB proposed ability to repay regulations and the CFPB, which now has responsibility for drafting regulations under the Truth In Lending Act of 1968, as amended (“TILA”), adopted final implementing regulations on January 10, 2013, to be effective January 10, 2014. In addition, the Dodd-Frank Act allows borrowers to raise certain defenses to foreclosure if they receive any loan other than a “qualified mortgage” to exclude, among other things, loans with negative amortization (i.e. where the principal amount due increases over time), interest-only loans, loans that involve a balloon payment (subject to certain exceptions), loans with terms exceeding 30 years, and loans where the creditor does not verify income or assets.

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

		Net Book Value
Location	County	(Dollars in Thousands)
Main Office:
112 West Market Street	Wayne	$1,044
Orrville, Ohio 44667
Other Full-service Offices:
12 West Main Street	Wayne	$420
Dalton, Ohio 44618
1320 West High Street	Wayne	$614
Orrville, Ohio 44667
4950 Kidron Road	Wayne	$698
Kidron, Ohio 44636
153 East Main Street	Wayne	$469
Smithville, Ohio 44677
15974 East Main Street	Wayne	$266
Mt. Eaton, Ohio 44659
7227 Lincoln Way East	Wayne	$83
Apple Creek, Ohio 44606
1725 Cleveland Road	Wayne	$652
Wooster, Ohio 44691
4192 Burbank Road	Wayne	$1,041
Wooster, Ohio 44691

		Net Book Value
Location	County	(Dollars in Thousands)
211 Lincoln Way East	Stark	$1,215
Massillon, Ohio 44646
2312 Lincoln Way N.W.	Stark	$602
Massillon, Ohio 44647
106 Ainsworth Street	Medina	$240
Lodi, Ohio 44254
4885 Atlantic Drive	Medina	$939
Seville, Ohio 44667
3085 West Market Street	Summit	$2,665(1)
Fairlawn, OH 44303
Cash ATM Only:
1720 North Main Street	Wayne	$119
Orrville, OH 44667
51 Massillon Marketplace Drive S.W.	Stark	$0
Massillon, OH 44646
(leased location)
Loan Production Office:
1020 East State Street	Columbiana	$3
Salem, OH 44460
(leased location)
Operations Center:
1444 North Main Street
Orrville, OH 44667	Wayne	$373

(1)	$347 thousand represents the leasehold improvements and equipment of the Bank. $2,318 represents the investment in the land and buildings by NBOH Properties, LLC.

At December 31, 2012 the net book value of the Bank’s investment in premises and equipment totaled $11.4 million. The full-service in Fairlawn, Ohio is located in a multi-tenant building owned by NBOH Properties, LLC. The Bank’s electronic data processing functions are performed under contract with an electronic data processing services firm that performs services for financial institutions throughout the Midwest.

On February 1, 2013, the Bank and NBOH Properties, LLC entered into a Purchase and Assumption Agreement (“Agreement”) with Premier Bank and Trust (“Premier”) that provides for the sale of certain assets and assumption of certain liabilities relative to the Bank’s retail office location in Fairlawn, Ohio. Under the terms of the Agreement, Premier will purchase the multi-tenant commercial building located at 3085 West Market Street for $1,100.

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

ITEM 4 – [REMOVED AND RESERVED]

Part II

ITEM 5 – MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Incorporated by reference to “Price Range of Common Stock” appearing on page 66 of National Bancshares’s 2012 Annual Report. National Bancshares had 799 shareholders of record as of March 1, 2013.

Because National Bancshares is dependent on its Bank subsidiary for earnings and funds necessary to pay dividends, the ability of National Bancshares to pay dividends to its shareholders is subject to bank regulatory restrictions. See, “Supervision and Regulation – Limits on Bank Dividends to the Holding Company.”

Incorporated by reference to “Comparison of Five-Year Cumulative Total Return Of National Bancshares Corporation, S&P 500 Stock Index, and S&P 500 Bank Index” appearing on page 65 of National Bancshares Corporation’s 2012 Annual Report.

EQUITY COMPENSATION PLAN INFORMATION

as of December 31, 2012

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Restricted stock awards issued		Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by the security holders	131,200	(1)	16,097	(2)	76,151
Equity compensation plans not approved by the security holders	0		0		0

Total	131,200		16,097		76,151

(1)	Weighted-average exercise price of outstanding options is $15.06
(2)	The fair value of a restricted stock award issued on December 23, 2009 for 3,605 shares was $14.01; the fair value of a restricted stock award issued on January 3, 2011 for 3,744 shares was $13.00 per share; the fair value of a restricted stock award issued on July 1, 2011 for 3,552 shares was $13.70 per share; the fair value of a restricted stock award issued on January 3, 2012 for 3,330 shares was $14.60 per share; the fair value of a restricted stock award issued on July 2, 2012 for 1,866 shares was $15.21 per share. Fair value was determined using the closing market price of National Bancshares’ common stock on the date of the grant.

A description of the equity compensation plan is incorporated by reference to “Note 14 – Stock-Based Compensation” appearing on pages 49 and 50 of National Bancshares’s 2012 Annual Report.

Issuer Purchase and Sales of Equity Securities

No equity securities of National Bancshares were repurchased or sold by it during 2012.

ITEM 6 – SELECTED FINANCIAL DATA

Incorporated by reference to “Selected Financial Data” appearing on pages 6 and 7 of National Bancshares’s 2012 Annual Report.

ITEM 7 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Incorporated by reference appearing on pages 8 through 26 of National Bancshares’s 2012 Annual Report.

ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information concerning the interest-rate risks to which First National Bank’s assets and liabilities are exposed is contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing on pages 20 through 22 of National Bancshares’s 2012 Annual Report.

ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements and the Report of Independent Registered Public Accounting Firm are incorporated by reference from pages 27 through 61 of National Bancshares’s 2012 Annual Report.

ITEM 9 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

No changes in or disagreements with the independent accountants have occurred in the two most recent fiscal years or since the end of December 31, 2012.

ITEM 9A – CONTROLS AND PROCEDURES

The Corporation’s management is responsible for establishing and monitoring adequate internal controls over financial reporting of the Corporation. With the participation of the President and Chief Executive Officer, and the Chief Financial Officer, management carried out an evaluation of the effectiveness of the design and operation of National Bancshares’s disclosure controls and procedures as of the end of 2012. Based upon that evaluation, the President and Chief Executive Officer, and the Chief Financial Officer concluded that as of December 31, 2012 National Bancshares’s disclosure controls and procedures were effective to ensure that information required to be disclosed by National Bancshares in reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

During the fourth quarter of 2012 there were no changes in National Bancshares’s internal controls over financial reporting that have materially affected or are reasonably likely to affect National Bancshares’s internal controls over financial reporting.

The report of Management on the Corporations’ Internal Control Over Financial Reporting is incorporated by reference on page 63 of National Bancshares’s 2012 Annual Report.

ITEM 9B – OTHER INFORMATION

None

Part III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information concerning the directors of National Bancshares is incorporated by reference from pages 4 through 7 of the definitive proxy statement for the 2013 annual meeting of shareholders, filed or to be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2012. Disclosure by National Bancshares about directors’ and executive officers’ compliance with Section 16(a) of the Securities Exchange Act of 1934 appears on page 20 of the proxy statement for the 2013 annual meeting, and it is incorporated herein by reference.

The executive officers of National Bancshares and First National Bank are -

Name	Age	Position

Mark R. Witmer	48	President and Chief Executive Officer of National Bancshares and the Bank since January 1, 2012. Mr. Witmer served as Senior Vice President, Agribusiness and Community Banking from August 16, 2011 until December 31, 2011. Mr. Witmer served as Vice President, Agribusiness and Community Banking from July 26, 2010 until August 21, 2011. Mr. Witmer served as Dealer/Manager, Executive Vice President and Chief Credit Officer at Farm Credit, Kentucky and Pennsylvania from July 2007 until July 2010. Prior to his duties with Farm Credit, Mr. Witmer was Senior Vice President at Sky Bank, Salineville, Ohio from September 2000 until July 2007.

Myron Filarski	64	Executive Vice President and Chief Operating Officer for First National Bank from January 1, 2012 until January 11, 2013, when he left employment with the company. Mr. Filarski served as Senior Vice President, Retail Banking, Mortgage and Consumer Lending for First National Bank from July 2010 until December 31, 2011. Prior to joining the Bank, Mr. Filarski was President of Keybank Mortgage. He was the Senior Vice President for mortgage lending at Fifth Third Bank, N.E. Ohio, Senior Vice President, Second National Bank, Warren, Ohio and President of Mortgage Banking for Signal Bank in Wooster, Ohio. Mr. Filarski was Executive Vice President of the Leader Mortgage Company from 1992 to 1996. Mr. Filarski began his banking career at Transohio Savings Bank, Cleveland, Ohio, a $6.6 billion bank, where he moved from management trainee to branch manager then Vice President. From 1984 to 1991 he was President and CEO of Transohio.

Thomas R. Poe	58	Executive Vice President and Senior Loan Officer of First National Bank since January 1, 2012. Mr. Poe served as Senior Vice President and Senior Loan Officer of First National Bank from January 2009 until December 31, 2011. Mr. Poe began his banking career with National City Bank, where he spent 27 years. For the last ten years he was President and CEO of National City Commercial Finance Inc. Prior to that he was Senior Vice President and Regional Manager for the middle-market group of the Cleveland Corporate Banking division. Mr. Poe left National City in 2004 to become Managing Director with GMAC Structured Finance Group. In 2008 he joined MidCap Business Credit, L.L.C. He has over 33 years experience in banking focusing on commercial and asset-based lending. He currently serves on the Boards of Cleveland Vicon Corporation and Philpott Rubber Company.

James R. VanSickle	42	Senior Vice President and Chief Financial Officer of National Bancshares Corporation and Senior Vice President and Chief Financial Officer of First National Bank since June 2007. Mr. VanSickle is the principal financial and accounting officer. Prior to joining First National Bank, he worked with Crowe Chizek and Company LLC as an Executive in the firm’s Financial Institutions Group. He joined Crowe in 1992 and was promoted to Executive in 2003.

Richard A. White	50	Senior Vice President and Senior Credit Officer of First National Bank since January 2010. Previously, Mr. White has worked for Grant Thornton, KeyBank and National City Business Credit. He has over 25 years of finance experience as staff auditor, field examination manager, bank operations, asset-based lending and business credit. Prior to joining First National Bank, Mr. White founded Richard Allen Associates, a lender services firm.

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

National Bancshares’s Board of Directors has determined that it has at least one “audit committee financial expert” serving on the Audit Committee. National Bancshares considers Director John Cook, CPA, Ph. D. to be an Audit Committee Financial Expert, based on his experience as partner in an accounting firm. Information regarding the Audit Committee is incorporated by reference to pages 11 and 12 of National Bancshares’ Proxy Statement for the 2013 annual meeting, under the caption “Audit Committee” and “Audit Committee Report.”

ITEM 11 – EXECUTIVE COMPENSATION

Incorporated by reference from pages 15 and 16 of the definitive Proxy Statement for the 2013 annual meeting of shareholders, filed or to be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2012.

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated by reference from page 3 of the definitive Proxy Statement for the 2013 annual meeting of shareholders, filed or to be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2012.

ITEM 13 – CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Incorporated by reference from pages 19 and 20 of the definitive Proxy Statement for the 2013 annual meeting of shareholders, filed or to be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2012.

ITEM 14 – PRINCIPAL ACCOUNTANT FEES AND SERVICES

Incorporated by reference from page 10 of the definitive Proxy Statement for the 2013 annual meeting of shareholders, filed or to be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2012.

PART IV

ITEM 15 – EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)	Financial Statements

The following financial statements are included in this document in Item 8:

•	Report of Independent Registered Public Accounting Firm

•	Consolidated Balance Sheets as of December 31, 2012 and 2011

•	Consolidated Statements of Income for the Years Ended December 31, 2012, 2011, and 2010

•	Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2012, 2011 and 2010

•	Consolidated Statements of Cash Flows for the Years Ended December 31, 2012, 2011, and 2010

•	Notes to Consolidated Financial Statements

(a)(2)	Financial Statement Schedules

Financial Statement Schedules have been omitted because they are not applicable or the required information is shown elsewhere in the document in the Financial Statements or Notes thereto, or in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section.

(a)(3)	Exhibits

See the list of exhibits below

(b) Exhibits Required by Item 601 of Regulation S-K

Exhibit Number	Description	Location

3.1	Amended Articles of Incorporation	Incorporated by reference to the identically numbered exhibit to the Annual Report on Form 10-K for the fiscal year ended December 31, 2003, filed on March 26, 2004

3.	Amended By-Laws	Incorporated by reference to the identically numbered exhibit to the Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed on March 28, 2008

10.1*	Directors’ Defined Benefit Plan Agreement	Incorporated by reference to the identically numbered exhibit to the Annual Report on Form 10-K for the fiscal year ended December 31, 2000, filed on March 25, 2001

10.2*	Employment Agreement entered into by David C. Vernon and National Bancshares and First National Bank	Incorporated by reference on Form 8-K dated November 27, 2007.

10.3*	Employment Agreement entered into by James R. VanSickle and National Bancshares and First National Bank	Incorporated by reference on Form 8-K dated June 19, 2007.

10.4*	Special Separation Agreement entered into by Thomas R. Poe and National Bancshares and First National Bank	Incorporated by reference on Quarterly Report 10-Q filed November 16, 2009

10.5*	Special Separation Agreement entered into by Myron Filarski and National Bancshares and First National Bank	Incorporated by reference on Quarterly Report 10-Q filed November 2, 2010

10.6*	Amendment to Employment Agreement entered into by David C. Vernon and National Bancshares Corporation and First National Bank	Incorporated by reference to the identically numbered exhibit to the Annual Report on Form 10-K for the fiscal year ended December 31, 2010, filed on March 29, 2011

(b)	Exhibits Required by Item 601 of Regulation S-K (continued)

Exhibit Number	Description	Location

10.7*	Amendment to Employment Agreement entered into by David C. Vernon and National Bancshares Corporation and First National Bank	Incorporated by reference to the identically numbered exhibit to the Annual Report on Form 10-K for the fiscal year ended December 31, 2012, filed on March 27, 2012

10.8*	Amendment to Employment Agreement entered into by David C. Vernon and National Bancshares Corporation and First National Bank	Filed herewith

13	2012 Annual Report to Security Holders	Filed herewith

14.1	Code of Business Conduct and Ethics	Filed herewith

14.2	Code of Ethical Conduct for Finance Officers	Filed herewith

21	Subsidiaries	Filed herewith

23	Consent of Crowe Horwath LLP	Filed herewith

31.1	Certification of Chief Executive Officer under Sarbanes-Oxley Act Section 302	Filed herewith

31.2	Certification of Chief Financial Officer under Sarbanes-Oxley Act Section 302	Filed herewith

32	Certification pursuant to 18 U.S.C. Section 1350, as enacted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

101.1	Instance Document

101.2	Schema Document

101.3	Calculation Linkbase Document

101.4	Labels Linkbase Document

101.5	Presentation Linkbase Document

101.6	Definition Linkbase Document

*	Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

National Bancshares Corporation

By:	/s/ Mark R. Witmer
Mark R. Witmer
President and Chief Executive Officer

Date: March 29, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Mark R. Witmer Mark R. Witmer President, Chief Executive Officer, and Director	March 29, 2013

/s/ James R. VanSickle James R. VanSickle, Sr. Vice President & Chief Financial Officer (Principal Accounting and Financial Officer)	March 29, 2013

/s/ John Cook, CPA, Ph. D. John Cook, CPA, Ph. D., Director	March 29, 2013

/s/ Bobbi E. Douglas Bobbi E. Douglas, Director	March 29, 2013

/s/ John W. Kropf John W. Kropf, Director	March 29, 2013

/s/ John L. Muhlbach, Jr John L. Muhlbach, Jr., Director	March 29, 2013

/s/ Victor B. Schantz Victor B. Schantz, Director	March 29, 2013

/s/ Stephen W. Schmid Stephen W. Schmid, Director	March 29, 2013

/s/ James R. Smail James R. Smail, Director	March 29, 2013

/s/ Howard J. Wenger Howard J. Wenger, Director	March 29, 2013

/s/ Albert W. Yeagley Albert W. Yeagley, Director	March 29, 2013